Form 10-Q
period 1997-04-30
VITAL IMAGES INC
filed 1997-06-16
CIK 912888

--------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

--------------------------------------------------------------------------------



                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
                 For the quarterly period ended April 30, 1997
                                      OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
                  For the transition period from ___ to ____

                        Commission File Number 0-22229

              ---------------------------------------------------


                              VITAL IMAGES, INC.
            (Exact name of Registrant as specified in its charter)

           Minnesota                                   42-1321776
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

3100 West Lake Street, Suite 100                         55416
     Minneapolis, Minnesota                            (Zip Code)
      (Address of principal
       executive offices)

                                 (612) 915-8000
              (Registrant's telephone number, including area code)

              ---------------------------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes         No   X
                                        ------     ------
              ---------------------------------------------------

On June 16, 1997, there were 4,773,769 shares of the Registrant's common stock, par value $.01 per share, outstanding.

                              VITAL IMAGES, INC.
                              ------------------
                                   Form 10-Q
                                April 30, 1997



                               Table of Contents

                                                                         Page
                                                                        Number
                                                                        ------

PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements (Unaudited)

              Balance Sheets at June 30, 1997 and October 31, 1996.........3

              Statements of Operations for the Three and Six Months
                 Ended April 30, 1997 and 1996.............................4

              Statements of Cash Flows for the Three and Six Months
                 Ended April 30, 1997 and 1996.............................5

              Notes to Financial Statements................................6

     Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.......................8


PART II.  OTHER INFORMATION

     Item 5.  Other Information...........................................12

     Item 6.  Exhibits and Reports on Form 8-K............................13


SIGNATURES................................................................14


INDEX TO EXHIBITS.........................................................15

     Exhibit 11--Computation of Pro Forma Loss Per Share..................16

     Exhibit 27--Financial Data Schedule..................................17

--------------------------------------------------------------------------------
                         PART I. FINANCIAL INFORMATION
--------------------------------------------------------------------------------

ITEM 1. FINANCIAL STATEMENTS

VITAL IMAGES, INC.
BALANCE SHEETS
AS OF APRIL 30, 1997 AND OCTOBER 31, 1996
--------------------------------------------------------------------------------

                                                                                     April 30,       October 31,
                                                                                       1997              1996
                                                                                     ---------       -----------
                                                                                    (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents.....................................................    $5,114,127       $         -
  Marketable securities.........................................................     2,983,500                 -
  Accounts receivable, net......................................................       102,016           190,807
  Prepaid expenses and other current assets.....................................       199,812            92,114
                                                                                    ----------       -----------
      Total current assets......................................................     8,399,455           282,921
Equipment and leasehold improvements, net.......................................       796,409           651,351
Patent costs, net...............................................................        26,371             8,639
                                                                                    ----------       -----------
      TOTAL ASSETS..............................................................    $9,222,235       $   942,911
                                                                                    ==========       ===========

LIABILITIES AND EQUITY
Current liabilities:
  Accounts payable..............................................................    $  169,960       $    59,533
  Accounts expenses.............................................................       193,753           196,850
  Deferred revenue..............................................................       205,529           285,027
                                                                                    ----------       -----------
      Total current liabilities.................................................       569,242           541,410
Deferred revenue................................................................       197,097           227,097
                                                                                    ----------       -----------
      Total liabilities.........................................................       766,339           768,507

Equity:
  Common stock: $.01 par value; 1,000 shares authorized, issued and outstanding
   at April 30, 1997 and October 31, 1996.......................................            10                10
  Additional paid-in capital....................................................    13,003,047         3,003,047
  Deferred compensation.........................................................      (401,082)         (460,000)
  Net investment by Bio Vascular, Inc...........................................     3,151,660         3,138,520
  Accumulated deficit...........................................................    (7,281,239)       (5,507,173)
  Unrealized marketable securities holding loss.................................       (16,500)                -
                                                                                    ----------       -----------
      Total equity..............................................................     8,455,896           174,404
                                                                                    ----------       -----------
      TOTAL LIABILITIES AND EQUITY..............................................    $9,222,235       $   942,911
                                                                                    ==========       ===========

(The accompanying notes are an integral part of the interim financial statements.)

VITAL IMAGES, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 1997 AND 1996
------------------------------------------------------------------------------

                                                          For the Three                         For the Six
                                                          Months Ended                          Months Ended
                                                            April 30,                              April 30,
                                               -------------------------------         -------------------------------
                                                   1997                1996                1997                1996
                                               -----------          ----------         -----------         -----------
                                                          (Unaudited)                             (Unaudited)
License fee revenue.......................     $    63,571          $  211,706         $   139,802         $   277,200
Maintenance revenue.......................          74,013              80,848             150,275             158,221
                                               -----------          ----------         -----------         -----------
  Total revenue...........................         137,584             292,554             290,077             435,421
Cost of revenue...........................          31,180              43,280              52,089              76,504
                                               -----------          ----------         -----------         -----------
  Gross margin............................         106,404             249,274             237,988             358,917

Operating expenses:
Selling, general and administrative.......         763,688             478,613           1,332,371             985,178
Research and development..................         469,905             337,715             915,263             644,507
                                               -----------          ----------         -----------         -----------
  Operating loss..........................      (1,127,189)           (567,054)         (2,009,646)         (1,270,768)

Other income (expense), net...............         107,448                 140             236,580                (651)
                                               -----------          ----------         -----------         -----------

Loss before income taxes..................      (1,019,741)           (566,914)         (1,773,066)         (1,271,419)
Income tax provision......................             500                 375               1,000                 750
                                               -----------          ----------         -----------         -----------

Net loss..................................     $(1,020,241)         $ (567,289)        $(1,774,066)        $(1,272,169)
                                               ===========          ==========         ===========         ===========

Pro forma net loss per share..............     $     (0.21)         $    (0.12)        $     (0.37)        $     (0.27)
                                               ===========          ==========         ===========         ===========

Pro forma weighted average number of
  common shares outstanding...............       4,755,694           4,719,308           4,750,525           4,691,763
                                               ===========          ==========         ===========         ===========

(The accompanying notes are an integral part of the interim financial statements.)

VITAL IMAGES, INC.
STATEMENTS OF CASH FLOWS
FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 1997 AND 1996
--------------------------------------------------------------------------------

                                                         For the Three                   For the Six
                                                          Months Ended                   Months Ended
                                                           April 30,                       April 30,
                                                   ---------------------------     ---------------------------
                                                      1997            1996             1997           1996
                                                   ----------       ----------     ------------    -----------
                                                          (Unaudited)                       (Unaudited)
NET CASH USED IN OPERATING ACTIVITIES.........     $ (857,106)      $(453,981)     $(1,516,926)    $(1,213,034)
                                                   ----------       ---------       ----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of equipment and improvements.....        (80,582)       (125,518)        (256,157)       (186,131)
  Proceeds from sale of equipment.............              -               -                -           3,330
  Additions to patents........................         (2,913)              -          (17,732)              -
                                                   ----------       ---------       ----------     -----------

    Net cash used in investing activities.....        (83,495)       (125,518)        (273,889)       (182,801)
                                                   ----------       ---------       ----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Received from Bio-Vascular, Inc.............          8,889         579,499        6,904,942       1,395,835
                                                   ----------       ---------       ----------     -----------

     Net cash provided by financing activities          8,889         579,499        6,904,942       1,395,835
                                                   ----------       ---------       ----------     -----------

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS.............................       (931,712)              0        5,114,127               0
CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD..........................      6,045,839               0                0               0
                                                   ----------       ---------       ----------     -----------
CASH AND CASH EQUIVALENTS AT END OF
 PERIOD.......................................     $5,114,127       $       0       $5,114,127     $         0
                                                   ==========       =========       ==========     ===========




(The accompanying notes are an integral part of the interim financial statements.)

VITAL IMAGES, INC.
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

(1) BASIS OF PRESENTATION:

The accompanying unaudited financial statements of Vital Images, Inc. ("Vital Images" or "the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary, including items of a normal recurring nature, for a fair presentation have been included.
Operating results for the three and six months ended April 30, 1997 are not necessarily indicative of the results that may be expected for the year ending October 31, 1997. These financial statements should be read in conjunction with the financial statements and footnotes thereto included in Form 10 filed with the U. S. Securities and Exchange Commission May 1, 1997.


(2) SPIN-OFF OF VITAL IMAGES:

On October 28, 1996, the Board of Directors of Bio-Vascular, Inc. ("Bio-Vascular"), the parent company of Vital Images, approved the spin-off (the "Distribution") of Vital Images to the shareholders of Bio-Vascular. On May 12, 1997 (the "Distribution Date"), Bio-Vascular distributed all of the outstanding shares of Vital Images to Bio-Vascular shareholders and on that date Vital Images began operating as an independent, publicly-owned company. All Bio-Vascular shareholders of record as of May 5, 1997 received one share of Vital Images common stock for each two shares of Bio-Vascular stock held on that date, and cash in lieu of fractional shares.

In anticipation of the Distribution, Bio-Vascular assigned to Vital Images, $10,000,000 in cash, cash equivalents and marketable securities, effective November 1, 1996. On the Distribution Date, Bio-Vascular contributed to Vital Images an additional $1,845,000 in cash equivalents in order to increase Vital Images' cash, cash equivalents and marketable securities balances to $10,000,000. Additionally, Bio-Vascular made capital contributions to Vital Images of approximately $3,200,000 representing net advances of cash over the period beginning May 24, 1994, the date on which Vital Images was acquired by Bio-Vascular, and ending May 11, 1997, the last date on which Vital Images was a part of Bio-Vascular. The accompanying unaudited financial statements of Vital Images as of April 30, 1997 do not reflect the effect of the spin-off nor the additional cash equivalents contributed on the Distribution Date, since such transactions occurred after April 30, 1997.

VITAL IMAGES, INC.
NOTES TO FINANCIAL STATEMENTS--CONTINUED
-------------------------------------------------------------------------------

(3) MAJOR CUSTOMERS:

----------------------------------------------------------------------------------------------
                                   Significant                    Percentage of  Percentage of
                                    Customer            Revenue   Total Revenue    Accts Rec
----------------------------------------------------------------------------------------------
Six months ended April 30,    CogniSeis Development     $ 46,128       16%            41%
  1997
                             Advanced Technology Labs     30,000       10%             -

Six months ended April 30,     Mitsubishi Chemical      $ 76,804       18%             -
  1996
                             Advanced Technology Labs     63,000       14%            22%
                              Duke University Medical     44,625       10%            18%

The Company's accounts receivable are generally concentrated with a small base of customers. As of April 30, 1997, four customers accounted for 83% of accounts receivable, while at October 31, 1996, five customers accounted for 69% of accounts receivable.

Export revenue amounted to 24% and 29% of total revenue for the six-month periods ended April 30, 1997 and 1996, respectively. Substantially all of the Company's export revenue is negotiated, invoiced and paid in U.S. dollars. Gross export revenue by geographic area is summarized as follows:

                                                                            Six Months Ended
                                                                                 April 30,
                                                                           --------------------
                                                                           1997            1996
                                                                           ----            ----
  Europe and Middle East........................................         $ 35,210        $ 18,277
  Asia and Pacific Region.......................................           34,236         104,044
  Canada, Mexico and others.....................................            1,395           2,944

(4) NEW ACCOUNTING STANDARD:

In March 1997, Statement of Financial Accounting Standards No. 128 (SFAS No.
128), Earnings per Share, was issued by the Financial Accounting Standards Board. This standard, which the Company must adopt effective with its first quarter of fiscal 1998, requires dual presentation of basic and diluted EPS on the face of the statement of operations. Net loss per common share currently presented by the Company is equivalent to the basic loss per share required under SFAS 128. Diluted loss per share for the Company would be calculated based on both common shares outstanding and consideration of the dilutive effects of common stock equivalents.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

On October 28, 1996, the Board of Directors of Bio-Vascular, Inc. ("Bio-Vascular"), the parent company of Vital Images, Inc. (the "Company" or "Vital Images"), approved a plan to spin off and establish Vital Images as an independent, publicly-owned company. On May 12, 1997 (the "Distribution Date"), Bio-Vascular distributed all of the shares of Vital Images to shareholders of Bio-Vascular (the "Distribution"), and on that date Vital Images began operating as an independent public company. All Bio-Vascular shareholders of record as of May 5, 1997 received one share of Vital Images common stock for each two shares of Bio-Vascular stock held on that date, and cash in lieu of fractional shares. As a result of Bio-Vascular's spin-off of Vital Images, Vital Images' financial statements and notes thereto report the business of Vital Images as an independent company. Vital Images is currently traded on the OTC Bulletin Board under the symbol VTAL.

In anticipation of the Distribution, Bio-Vascular assigned to Vital Images, $10,000,000 in cash, cash equivalents and marketable securities, effective November 1, 1996. On the Distribution Date, Bio-Vascular contributed to Vital Images an additional $1,845,000 in cash equivalents in order to increase Vital Images' aggregate cash, cash equivalents and marketable securities balance to $10,000,000. Additionally, Bio-Vascular made capital contributions to Vital Images of approximately $3,200,000 representing net advances of cash over the period beginning May 24, 1994, the date on which Vital Images was acquired by Bio-Vascular, and ending May 11, 1997, the last date on which Vital Images was a part of Bio-Vascular. The unaudited financial statements of Vital Images as of April 30, 1997 do not reflect the effect of the spin-off nor the additional cash equivalents contributed on the Distribution Date, since such transactions occurred after April 30, 1997.

Comparison of the Three Months Ended April 30, 1997 with the Three Months Ended April 30, 1996

Total revenue decreased from $293,000 to $138,000, a decline of 53%.    The
decrease was due primarily to a decrease in license fee revenue for the Company's current product, VoxelView, which decreased from $212,000 to $64,000. It is expected that license fee revenue will continue to decrease until the Company releases its new product, Vitrea, currently scheduled for release in the second half of calendar 1997. However, actual results could vary materially from the foregoing forward-looking statement as a result of the timing of the Company's general market release of Vitrea, lower than expected demand for Vitrea or higher than expected demand for VoxelView.

The gross margin percentage decreased from 85% to 77%, primarily due to fixed costs being spread over a smaller revenue base and an increase in occupancy costs for the Company's new facilities in Minneapolis. Once Vitrea is released, and Vitrea systems revenue increases as a proportion of the Company's total revenue, the Company expects that the overall gross margin percentage will decrease due to lower margins anticipated on the third party hardware component of Vitrea systems. However, actual results could vary materially from the foregoing forward-looking statement due to significant fluctuations in gross margins on the proprietary and third party components of the Vitrea system and on the Company's anticipated product mix.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED
-------------------------------------------------------------------------------

Selling, general and administrative expenses increased 60% from $479,000 to $764,000. Selling expenses incurred in the 1997 quarter included, among other items, $90,000 in increased costs for marketing materials related to the commercial release of Vitrea (currently scheduled for the second half of calendar 1997), and $85,000 in increased compensation costs related to an increase in the number of marketing personnel, including the addition of a Vice President of Marketing and Business Development. General and administrative expenses incurred in the 1997 quarter included, among other items, $94,000 in increased compensation costs related to an increase in the number of general and administrative personnel, including the addition of a Chief Financial Officer. The Company anticipates that selling, general and administrative costs will increase in future periods as additional personnel are hired for Vitrea customer support and administrative infrastructure.

Research and development expenses increased from $338,000 to $470,000, or 39%, due to increased compensation costs associated with the hiring of additional personnel intended to grow the Company's development capabilities. The Company anticipates that research and development costs will increase in future periods as additional personnel are hired.

The increased expenses attributable to the continuing development of the Company's management team and infrastructure, and the development and promotion of Vitrea, resulted in an operating loss of $1,127,000 for the three months ended April 30, 1997, compared to an operating loss of $567,000 for the three months ended April 30, 1996.

Other income, consisting primarily of interest income, was $107,000 for the three months ended April 30, 1997, compared to other income of less than $1,000 for the three months ended April 30, 1996. The $10,000,000 in cash, cash equivalents and marketable securities assigned by Bio-Vascular to the Company, effective November 1, 1996, resulted in the increase in interest income during the three months ended April 30, 1997.

Comparison of the Six Months Ended April 30, 1997 with the Six Months Ended April 30, 1996

Total revenue decreased from $435,000 to $290,000, a decline of 33% due primarily to the decrease in license fee revenue for VoxelView discussed above in the comparison of the three months ended April 30, 1997 with the three months ended April 30, 1996.

The gross margin percentage remained flat at 82% for both periods.

Selling, general and administrative expenses increased 35% from $985,000 to $1,332,000. Selling expenses increased $331,000 as a result of increased marketing activity and the addition of sales and marketing personnel, including the addition of a Vice President of Marketing and Business Development. General and administrative expenses increased $45,000 due to increased compensation costs associated with an increase in the number of general and administrative personnel including the addition of a Chief Financial Officer.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED
-------------------------------------------------------------------------------

Research and development expenses increased from $645,000 to $915,000, or 42%, due to increased compensation costs associated with the hiring of additional personnel intended to increase the Company's development capabilities.

The increased expenses attributable to the continuing development of the Company's management team and infrastructure and the development and promotion of Vitrea, resulted in an operating loss of $2,010,000 for the six months ended April 30, 1997, compared to an operating loss of $1,271,000 for the six months ended April 30, 1996.

Other income, consisting primarily of interest income, was $237,000 for the six months ended April 30, 1997, compared to other expense of less than $1,000 for the six months ended April 30, 1996. The $10,000,000 in cash, cash equivalents and marketable securities assigned by Bio-Vascular to the Company effective, November 1, 1996, resulted in the increase in interest income during the six months ended April 30, 1997.

Liquidity and Capital Resources

At October 31, 1996, Vital Images had no cash and participated in Bio-Vascular's centralized funding and cash management. When Bio-Vascular acquired Vital Images on May 24, 1994, Vital Images had $286,000 in cash. Within a month, Vital Images had effectively used its cash and Bio-Vascular began financing the Company's activities. Bio-Vascular conducted the investing activities and continued to finance the activities of Vital Images. The advances of cash by Bio-Vascular to Vital Images had no payment requirements and were interest-free, as Vital Images had, substantially, no ability to repay these advances. Accordingly, the net cash received from Bio-Vascular through intercompany advances was considered to be a contribution of capital.

In anticipation of the Distribution, Bio-Vascular agreed to assign to Vital Images $10,000,000 in cash, cash equivalents and marketable securities effective
November 1, 1996.   Subsequent to November 1, 1996, Bio-Vascular's Board of
Directors determined to make such additional capital contributions as necessary to increase Vital Images' cash, cash equivalents and marketable securities to $10,000,000, effective as of the Distribution Date. Accordingly, on the Distribution Date, Bio-Vascular transferred an additional $1,845,000 in cash equivalents to Vital Images in order to increase Vital Images' cash, cash equivalents and marketable securities to an aggregate of $10,000,000.

If Vital Images' operations progress as anticipated, of which there can be no assurance, Vital Images believes that the capital contribution made by Bio-Vascular should be sufficient to satisfy its cash requirements for at least two years. The timing of Vital Images' future capital requirements, however, will depend on a number of factors, including the ability of Vital Images to launch successfully its Vitrea product line; the ability and willingness of physicians to use three-dimensional visualization software in clinical diagnosis, surgical planning patient screening and other diagnosis and treatment protocols; the impact of competition in the medical visualization business; and the ability to enhance existing products and develop new products on a timely basis. To the extent that Vital Images' operations do not progress as anticipated, additional capital will be required sooner. There can be no assurance that any required additional capital will be available on acceptable terms or at all, and the failure to obtain any such required capital would have a material adverse effect on Vital Images' business.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED
-------------------------------------------------------------------------------

Cash used by operating activities in the six months ended April 30, 1997 and 1996 was $1,517,000 and $1,213,000, respectively. The Company invested $256,000 and $186,000 in equipment and improvements during the six months ended April 30, 1997 and 1996, respectively, primarily on computer hardware and peripherals.

The Company has no material commitments at this time other than facility leases and expected employment contracts, but will be using cash in the near term as it continues to develop the infrastructure to support its business and develop the market for its products.


Foreign Currency Transactions

Substantially all of the Company's foreign transactions are negotiated, invoiced and paid in U.S. dollars.


New Accounting Standard

In March 1997, Statement of Financial Accounting Standards No. 128 (SFAS No.
128), Earnings per Share, was issued by the Financial Accounting Standards Board. This standard, which the Company must adopt effective with its first quarter of fiscal 1998, requires dual presentation of basic and diluted EPS on the face of the statement of operations. Net loss per common share currently presented by the Company is equivalent to the basic loss per share required under SFAS 128. Diluted loss per share for the Company would be calculated based on both common shares outstanding and consideration of the dilutive effects of common stock equivalents.


Certain Important Factors

This Form 10-Q contains certain forward-looking statements and information that are based on management's beliefs as well as on assumptions made by, and upon information currently available to, management. When used in this Form 10-Q, the words "expect," "anticipate," "intend," "plan," "believe," "seek," and "estimate" or similar expressions are intended to identify such forward-looking statements. However, this Form 10-Q also contains other forward-looking statements. Forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions, including, but not limited to, the following factors, which could cause the Company's future results and shareholder values to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company: the early stage of the industry and business in which the Company operates, the Company's transition to an independent medical visualization business, the extent to which the Company's products gain market acceptance, litigation regarding patent and other intellectual property rights, the introduction of competitive products by others, the progress of product development, the availability of third-party reimbursement, and the receipt and timing of regulatory approvals, among others.


ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

-------------------------------------------------------------------------------

                          PART II.  OTHER INFORMATION

-------------------------------------------------------------------------------

ITEM 1.   LEGAL PROCEEDINGS

None.


ITEM 2.   CHANGES IN SECURITIES

None.


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


ITEM 5.   OTHER INFORMATION

Effective May 12, 1997 (the "Distribution Date"), Bio-Vascular, Inc. ("Bio-Vascular"), completed the spin-off distribution (the "Distribution") of all of the issued and outstanding shares of common stock, together with certain preferred stock purchase rights attached thereto ("Vital Images Common Stock"), of Vital Images, Inc. ("Vital Images"). Prior to the Distribution, Vital Images was a wholly-owned subsidiary of the Bio-Vascular engaged in Bio-Vascular's Medical Visualization Business.

The Distribution was made to holders of record of Bio-Vascular's common stock ("Bio-Vascular Common Stock"), as of May 5, 1997, on the basis of one share of Vital Images Common Stock for each two shares of Bio-Vascular Common Stock held as of that date. No holder of Bio-Vascular Common Stock was required to pay any cash or other consideration for the shares of Vital Images Common Stock received in the Distribution, to surrender or exchange any shares of Bio-Vascular Common Stock, or to take any other action in order to receive the shares of Vital Images Common Stock to which they were entitled in the Distribution. No certificates or scrip representing fractional shares of Vital Images Common Stock were issued to Bio-Vascular's shareholders in the Distribution. Pursuant to an agreement among Bio-Vascular, Vital Images and American Stock Transfer & Trust Company as distribution agent (the "Distribution Agent"), the Distribution Agent was directed to aggregate all fractional shares of Vital Images Common Stock otherwise issuable in the Distribution into whole shares and sell them in the open market at then-prevailing prices on behalf of shareholders who would have otherwise been entitled to receive such fractional share interests. Cash payments in the amount of the pro rata share of such total sale proceeds, net of any commissions incurred in connection with such sales, was made in lieu of such fractional interests.

-------------------------------------------------------------------------------

In anticipation of the Distribution, Bio-Vascular agreed to assign to Vital Images $10,000,000 in cash, cash equivalents and marketable securities effective
November 1, 1996.   Subsequent to November 1, 1996, Bio-Vascular's Board of
Directors determined to make such additional capital contributions as necessary to increase Vital Images' cash, cash equivalents and marketable securities to $10,000,000, effective as of the Distribution Date. Accordingly, on the Distribution Date, Bio-Vascular transferred an additional $1,845,000 in cash equivalents to Vital Images in order to increase Vital Images' cash, cash equivalents and marketable securities to an aggregate of $10,000,000.

Upon completion of the Distribution, Vital Images became an independent, publicly-owned company, separate from Bio-Vascular. However, in order to provide for an orderly transition of Vital Images to an independent company, Bio-Vascular and Vital Images entered into certain agreements regarding corporate matters relating to the Distribution, transition services to be provided to Vital Images by Bio-Vascular for a limited period following the Distribution, employee benefit matters and tax and indemnification matters. Each of these agreements is intended to set forth, on an arms-length basis, the agreement of the parties with respect to the subject matter thereof.

Following the Distribution, Bio-Vascular and Vital Images have separate management and Boards of Directors. Two individuals, Messrs. Richard W. Perkins and Edward E. Strickland, currently serve as directors of both Bio-Vascular and Vital Images, although it is expected that Mr. Perkins will only serve as a director of Vital Images for a transitional period of approximately 12 to 18 months and will not seek reelection as a director of Vital Images thereafter.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. The exhibits to this quarterly report on Form 10-Q are listed in the exhibit index beginning on page 15.

(b) Form 8-K. The Company filed no reports on Form 8-K during the quarter ended April 30, 1997.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         VITAL IMAGES, INC.



June 16, 1997                            /s/ Gregory S. Furness
                                         -----------------------------
                                         Gregory S. Furness
                                         Vice President of Finance and
                                         Chief Financial Officer
                                         (Principal Financial Officer)