Form 10-Q
period 1996-12-31
VITAL IMAGES INC
filed 1997-09-02
CIK 912888

________________________________________________________________________________

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
________________________________________________________________________________


                                   FORM 10-Q

     [_] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                                      OR
     [X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
        For the transition period from November 1, 1996 to December 31, 1996

                         Commission File Number 0-22229

              ___________________________________________________


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

                                 (612) 915-8000
              (Registrant's telephone number, including area code)
              ___________________________________________________


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X___ No _____

              ___________________________________________________

On August 27, 1997, there were 4,772,422 shares of the Registrant's common stock, par value $.01 per share, outstanding.

                              VITAL IMAGES, INC.
                              ------------------
                            Transitional Form 10-Q
                               December 31, 1996



                               TABLE OF CONTENTS

                                                                                                     Page
                                                                                                    Number
                                                                                                    ------
PART I.  FINANCIAL INFORMATION

     Item 1. Financial Statements (Unaudited)

             Balance Sheets as of December 31, 1996 and October 31, 1996............................    3

             Statements of Operations for the Two Months Ended
                December 31, 1996 and 1995..........................................................    4

             Statements of Cash Flows for the Two Months Ended
                December 31, 1996 and 1995..........................................................    5

             Notes to Financial Statements..........................................................    6

     Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations.................................................    8


PART II. OTHER INFORMATION

     Item 5.  Other Information.....................................................................   12

     Item 6.  Exhibits and Reports on Form 8-K......................................................   13


SIGNATURES..........................................................................................   14


INDEX TO EXHIBITS...................................................................................   15

     Exhibit 11 - Computation of Pro Forma Net Loss Per Share

     Exhibit 27 - Financial Data Schedule

________________________________________________________________________________

                         PART 1. FINANCIAL INFORMATION

________________________________________________________________________________

ITEM 1. FINANCIAL STATEMENTS

VITAL IMAGES, INC.
BALANCE SHEETS
AS OF DECEMBER 31, 1996 AND OCTOBER 31, 1996
--------------------------------------------------------------------------------

                                                                              December 31,    October 31,
                                                                                  1996           1996
                                                                              ------------    -----------
                                                                              (Unaudited)
ASSETS
Current assets:
  Cash and Cash equivalents.................................................. $  6,481,067     $         -
  Accounts receivables, net..................................................       89,364         190,807
  Prepaid expenses and other current assets..................................      199,315          92,114
                                                                              -------------    ------------
     Total current assets....................................................    6,769,746         282,921
Equipment and leasehold improvements, net....................................      713,204         651,351
Patent costs, net............................................................       23,256           8,639
Marketable securities, long-term.............................................    2,986,875               -
                                                                              -------------    ------------

     TOTAL ASSETS............................................................ $ 10,493,081     $   942,911
                                                                              =============    ============

LIABILITIES AND EQUITY
Current liabilities:
  Accounts payable........................................................... $     87,530     $    59,533
  Accrued expenses...........................................................      188,759         196,850
  Deferred revenue...........................................................      279,763         285,027
                                                                              -------------    ------------
     Total current liabilities...............................................      556,052         541,410
Deferred revenue.............................................................      217,097         227,097
                                                                              -------------    ------------
     Total liabilities.......................................................      773,149         768,507
                                                                              -------------    ------------

Equity:
  Common Stock: $.01 par value; 1,000 shares authorized,issued and
   outstanding at December 31, 1996 and October 31, 1996.....................           10              10
  Additional paid-in capital.................................................   13,003,047       3,003,047
  Deferred compensation......................................................     (440,834)       (460,000)
  Net investment by Bio-Vascular, Inc........................................    3,198,710       3,138,520
  Accumulated deficit........................................................   (6,027,876)     (5,507,173)
  Unrealized marketable securities holding loss..............................      (13,125)              -
                                                                              -------------    ------------
     Total equity............................................................    9,719,932         174,404
                                                                              -------------    ------------

          TOTAL LIABILITIES AND EQUITY....................................... $ 10,493,081     $   942,911
                                                                              =============    ============

(The accompanying notes are an integral part of the financial statements.)

VITAL IMAGES, INC.
STATEMENTS OF OPERATIONS
FOR THE TWO MONTHS ENDED DECEMBER 31, 1996 AND 1995
--------------------------------------------------------------------------------

                                                        For the Two
                                                       Months Ended
                                                       December 31,
                                                   ---------------------
                                                    1996           1995
                                                  --------       --------
                                                        (Unaudited)
License fee revenue............................. $    14,176   $    30,319
Maintenance revenue.............................      50,790        51,715
                                                 ------------  ------------
     Total revenue..............................      64,966        82,034
Cost of revenue.................................      11,894        21,730
                                                 ------------  ------------
     Gross margin...............................      53,072        60,304

Operating expenses:
Selling, general and administrative.............     327,809       285,211
Research and development........................     333,011       203,821
                                                 ------------  ------------
     Operating loss.............................    (607,748)     (428,728)

Other income (expense), net.....................      87,045        (1,596)
                                                 ------------  ------------

Net loss........................................ $  (520,703)  $  (430,324)
                                                 ============  ============

Pro forma net loss per share.................... $     (0.11)  $     (0.09)
                                                 ============  ============

Pro forma weighted average number of
 common shares outstanding......................   4,744,547     4,691,554
                                                 ============  ============

(The accompanying notes are an integral part of the financial statements.)

VITAL IMAGES, INC.
STATEMENTS OF CASH FLOWS
FOR THE TWO MONTHS ENDED DECEMBER 31, 1996 AND 1995
--------------------------------------------------------------------------------

                                                                   For the Two
                                                                  Months Ended
                                                                   December 31,
                                                            -------------------------
                                                              1996             1995
                                                            --------         --------
                                                                   (Unaudited)
NET CASH USED IN OPERATING ACTIVITIES.....................  $  (365,329)    $  (415,574)
                                                           -------------   -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of equipment and improvements.................      (95,466)        (51,428)
  Proceeds from sale of equipment.........................            -           3,330
  Additions to patents....................................      (14,617)              -
                                                           -------------   -------------

     Net cash used in investing activities................     (110,083)        (48,098)
                                                           -------------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Received from Bio-Vascular, Inc.........................    6,956,479         463,672
                                                           -------------   -------------

     Net cash provided by financing activities............    6,956,479         463,672
                                                           -------------   -------------
NET INCREASE IN CASH AND
 CASH EQUIVALENTS.........................................    6,481,067               -
CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD......................................            -               -
                                                           -------------   -------------
CASH AND CASH EQUIVALENTS AT END OF
 PERIOD...................................................  $ 6,481,067     $         -
                                                           =============   =============

(The accompanying notes are an integral part of the financial statements.)

VITAL IMAGES, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

(1) BASIS OF PRESENTATION:

On July 17, 1997, the Board of Directors of the Company adopted a resolution changing the Company's fiscal year end from October 31 to December 31 of each year. This transitional report on Form 10-Q contains unaudited financial statements as of December 31, 1996 and for the transition period (November 1, 1996 to December 31, 1996) and the comparable period of the prior calendar year (November 1, 1995 to December 31, 1995). As required by rule 13-a-10 of Regulation S-X, the Company will include the audited financial information as of December 31, 1996 and for the transition period (November 1, 1996 to December 31, 1996) in its annual report on Form 10-K for the year ending December 31, 1997.

The accompanying unaudited financial statements of Vital Images, Inc. ("Vital Images" or "the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary, including items of a normal recurring nature, for a fair presentation have been included. These financial statements should be read in conjunction with the financial statements and footnotes thereto included in Form 10 filed with the United States Securities and Exchange Commission on May 1, 1997.


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

In anticipation of the Distribution, Bio-Vascular assigned to Vital Images $10,000,000 in cash, cash equivalents and marketable securities, effective November 1, 1996. On the Distribution Date, Bio-Vascular contributed to Vital Images an additional $1,845,000 in cash equivalents in order to increase Vital Images' cash, cash equivalents and marketable securities balances to $10,000,000. Additionally, Bio-Vascular made capital contributions to Vital Images of approximately $3,200,000 representing net advances of cash over the period beginning May 24, 1994, the date on which Vital Images was acquired by Bio-Vascular, and ending May 11, 1997, the last date on which Vital Images was a part of Bio-Vascular. The accompanying unaudited financial statements of Vital Images as of December 31, 1996 do not reflect the effect of the spin-off nor the additional cash equivalents contributed on the Distribution Date, since such transactions occurred after December 31, 1996.

VITAL IMAGES, INC.
NOTES TO FINANCIAL STATEMENTS--CONTINUED
--------------------------------------------------------------------------------

(3) MAJOR CUSTOMERS:

---------------------------------------------------------------------------------------------------------------
                                          Significant                       Percentage of        Percentage of
                                           Customer             Revenue      Total Revenue         Accts Rec
---------------------------------------------------------------------------------------------------------------
Two months ended December            Stanford University        $ 8,000         12.31%              6.21%
 31, 1996

Two months ended December          IMI Image & Measurement      $ 9,713         11.84%                -
 31, 1995
                                    CogniSeis Development        10,000         12.19%                -
                                      Mitsubishi Kasei            9,065         11.05%                -

The Company's accounts receivable are generally concentrated with a small base of customers. As of December 31, 1996, 3 customers accounted for 58% of accounts receivable, while at October 31, 1996, five customers accounted for 69% of accounts receivable.

Export revenue amounted to 27% and 30% of total revenue for the two-month periods ended December 31, 1996 and 1995, respectively. Substantially all of the Company's export revenue is negotiated, invoiced and paid in U.S. dollars. Gross export revenue by geographic area is summarized as follows:

                                                   Two Months Ended
                                                     December 31,
                                                   -----------------
                                                   1996         1995
                                                   ----         ----

   Europe and Middle East........................  $ 4,007     $ 3,770

   Asia and Pacific Region.......................   13,722      20,314

   Canada, Mexico and others.....................        -         476


(4) NEW ACCOUNTING STANDARD:


In March 1997, Statement of Financial Accounting Standards No. 128 (SFAS No.
128), Earnings per Share, was issued by the Financial Accounting Standards Board. This standard, which the Company must adopt effective with its first quarter of calendar year 1998, requires dual presentation of basic and diluted EPS on the face of the statement of operations. Pro forma net loss per common share currently presented by the Company is equivalent to the basic loss per share required under SFAS 128. Diluted loss per share for the Company would be calculated based on both common shares outstanding and consideration of the dilutive effects of common stock equivalents.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

On October 28, 1996, the Board of Directors of Bio-Vascular, Inc. ("Bio-Vascular"), the parent company of Vital Images, Inc. (the "Company" or "Vital Images"), approved a plan to spin off and establish Vital Images as an independent, publicly-owned company. On May 12, 1997 (the "Distribution Date"), Bio-Vascular distributed all of the shares of Vital Images to the shareholders of Bio-Vascular (the "Distribution"), and on that date Vital Images began operating as an independent public company. All Bio-Vascular shareholders of record as of May 5, 1997 received one share of Vital Images common stock for each two shares of Bio-Vascular stock held on that date, and cash in lieu of fractional shares. As a result of Bio-Vascular's spin-off of Vital Images, Vital Images' financial statements and notes thereto report the business of Vital Images as an independent company. Vital Images is currently traded on the OTC Bulletin Board under the symbol VTAL.

In anticipation of the Distribution, Bio-Vascular assigned to Vital Images, $10,000,000 in cash, cash equivalents and marketable securities, effective November 1, 1996. On the Distribution Date, Bio-Vascular contributed to Vital Images an additional $1,845,000 in cash equivalents in order to increase Vital Images' aggregate cash, cash equivalents and marketable securities balance to $10,000,000. Additionally, Bio-Vascular made capital contributions to Vital Images of approximately $3,200,000 representing net advances of cash over the period beginning May 24, 1994, the date on which Vital Images was acquired by Bio-Vascular, and ending May 11, 1997, the last date on which Vital Images was a part of Bio-Vascular. The unaudited financial statements of Vital Images as of December 31, 1996 do not reflect the effect of the spin-off nor the additional cash equivalents contributed on the Distribution Date, since such transactions occurred after December 31, 1996.

On July 17, 1997, the Board of Directors of the Company adopted a resolution changing the Company's fiscal year end from October 31 to December 31 of each year. This transitional report on Form 10-Q contains unaudited financial statements as of December 31, 1996 and for the transition period (November 1, 1996 to December 31, 1996) and the comparable period of the prior calendar year (November 1, 1995 to December 31, 1995). As required by rule 13-a-10 of Regulation S-X, the Company will include the audited financial information as of December 31, 1996 and for the transition period (November 1, 1996 to December 31, 1996) in its annual report on Form 10-K for the year ending December 31, 1997.


Comparison of the Two Months Ended December 31, 1996 with the Two Months Ended December 31, 1995

Total revenue decreased from $82,000 to $65,000, a decline of 21%.    The
decrease was due primarily to a decrease in license fee revenue for the Company's current product, VoxelView, which decreased from $30,000 to $14,000. It is expected that license fee revenue will continue to decrease until the Company releases its new product, Vitrea, currently scheduled for release in the second half of calendar year 1997. However, actual results could vary materially from the foregoing forward-looking statement as a result of the timing of the Company's general market release of Vitrea, lower than expected demand for Vitrea or higher than expected demand for VoxelView.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--CONTINUED
--------------------------------------------------------------------------------

The gross margin percentage increased from 74% to 82%, primarily due to the elimination of existing royalty obligations on software, which were satisfied on May 24, 1996. Once Vitrea is released, and Vitrea systems revenue increases as a proportion of the Company's total revenue, the Company expects that the overall gross margin percentage will decrease due to lower margins anticipated on the third party hardware component of Vitrea systems. However, actual results could vary materially from the foregoing forward-looking statement due to significant fluctuations in gross margins on the proprietary and third party components of the Vitrea system and on the Company's anticipated product mix.

Selling, general and administrative expenses increased 15% from $285,000 to $328,000. General and administrative expenses incurred in the two months ended December 31, 1995 included hiring costs related to the employment of the Company's Chief Executive Officer during that period. The absence of these expenses in the two months ended December 31, 1996 resulted in a decrease in general and administrative expenses of $78,000 between these periods. Selling expenses increased by $121,000 as a result of increased marketing activity and the employment of additional sales personnel, including a Vice President of Sales during the two months ended December 31, 1996. The Company anticipates that selling, general and administrative costs will increase in future periods as additional personnel are hired for Vitrea sales, customer support and administrative infrastructure.

Research and development expenses increased from $204,000 to $333,000, or 63%, due to increased compensation costs associated with the hiring of additional personnel intended to grow the Company's development capabilities. The Company anticipates that research and development costs will increase in future periods as additional personnel are hired.

The increased expenses attributable to the continuing development of the Company's management team and infrastructure, and the development and promotion of Vitrea, resulted in an operating loss of $608,000 for the two months ended December 31, 1996, compared to an operating loss of $429,000 for the two months ended December 31, 1995.

Other income, consisting primarily of interest income, was $87,000 for the two months ended December 31, 1996, compared to other expense of $2,000 for the two months ended December 31, 1995. The $10,000,000 in cash, cash equivalents and marketable securities assigned by Bio-Vascular to the Company, effective November 1, 1996, resulted in the increase in interest income during the two months ended December 31, 1996.


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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--CONTINUED
--------------------------------------------------------------------------------

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

If Vital Images' operations progress as anticipated, of which there can be no assurance, management believes that its cash, cash equivalents and marketable securities should be sufficient to satisfy its cash requirements for at least two years from the Distribution Date. The timing of Vital Images' future capital requirements, however, will depend on a number of factors, including the ability of Vital Images to launch successfully its Vitrea product line; the ability and willingness of physicians to use three-dimensional visualization software in clinical diagnosis, surgical planning patient screening and other diagnosis and treatment protocols; the impact of competition in the medical visualization business; and the ability to enhance existing products and develop new products on a timely basis. To the extent that Vital Images' operations do not progress as anticipated, additional capital will be required sooner. There can be no assurance that any required additional capital will be available on acceptable terms or at all, and the failure to obtain any such required capital would have a material adverse effect on Vital Images' business.

Cash used by operating activities in the two months ended December 31, 1996 and 1995 was $365,000 and $416,000, respectively. The Company invested $95,000 and $51,000 in equipment and improvements during the two months ended December 31, 1996 and 1995, respectively, primarily for the acquisition of computer hardware and peripherals.

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


New Accounting Standard

In March 1997, Statement of Financial Accounting Standards No. 128 (SFAS No.
128), Earnings per Share, was issued by the Financial Accounting Standards Board. This standard, which the Company must adopt effective with its first quarter of calendar year 1998, requires dual presentation of basic and diluted EPS on the face of the statement of operations. Pro forma net loss per common share currently presented by the Company is equivalent to the basic loss per share required under SFAS 128. Diluted loss per share for the Company would be calculated based on both common shares outstanding and consideration of the dilutive effects of common stock equivalents.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--CONTINUED
--------------------------------------------------------------------------------

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

________________________________________________________________________________

                          PART II.  OTHER INFORMATION
________________________________________________________________________________

ITEM 1.  LEGAL PROCEEDINGS

None.


ITEM 2.  CHANGES IN SECURITIES

None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

Effective May 12, 1997 (the "Distribution Date"), Bio-Vascular, Inc. ("Bio-Vascular"), completed the spin-off distribution (the "Distribution") of all of the issued and outstanding shares of common stock, together with certain preferred stock purchase rights attached thereto ("Vital Images Common Stock"), of Vital Images, Inc. ("Vital Images"). Prior to the Distribution, Vital Images was a wholly-owned subsidiary of Bio-Vascular engaged in Bio-Vascular's Medical Visualization Business.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.   The exhibits to this transitional report on Form 10-Q are
     --------
     listed in the exhibit index beginning on page 15.

(b)  Form 8-K.   The Company filed no reports on Form 8-K during the two-month
     --------
     period ended December 31, 1996. The Company filed an 8-K on July 28, 1997, which reported that on July 17, 1997, the Board of Directors of the Company adopted a resolution changing the Company's fiscal year end from October 31 to December 31 of each year.

SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    VITAL IMAGES, INC.



September 2, 1997                   /s/  Gregory S. Furness
                                    ------------------------------------------
                                    Gregory S. Furness
                                    Vice President of Finance and
                                    Chief Financial Officer
                                    (Principal Financial Officer)

VITAL IMAGES, INC.
INDEX TO EXHIBITS
--------------------------------------------------------------------------------

11.1 Computation of Pro Forma Net Loss Per Share (filed herewith electronically).

27.1 Financial Data Schedule for the two-month period ended December 31, 1996 (filed herewith electronically).