Form 10-Q
period 1997-09-30
VITAL IMAGES INC
filed 1997-11-13
CIK 912888

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
________________________________________________________________________________


                                  FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

          For the periods ended June 30, 1997 and September 30, 1997
                                     OR
[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934
                 For the transition period from ___ to ___

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
             ___________________________________________________


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No
                                        ---     ---

                _________________________________________

On November 11, 1997, there were 4,780,425 shares of the Registrant's common stock, par value $.01 per share, outstanding.

                             VITAL IMAGES, INC.
                                  Form 10-Q
                             September 30, 1997



                              Table of Contents

                                                                      Page
                                                                     Number

PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements (Unaudited)

     Balance Sheets as of September 30, 1997 and October 31, 1996 ..... 3

     Statements of Operations for the Two Months Ended
       June 30, 1997 and 1996 and the Three and Nine Months Ended
       September 30, 1997 and 1996..................................... 4

     Statements of Cash Flows for the Two Months Ended
       June 30, 1997 and 1996 and the Nine Months Ended
       September 30, 1997 and 1996..................................... 5

     Notes to Financial Statements .................................... 6

  Item 2.  Management's Discussion and Analysis of Financial
       Condition and Results of Operations ............................ 9


PART II.  OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K .......................... 16


SIGNATURES ........................................................... 17


INDEX TO EXHIBITS .................................................... 18

  Exhibit 11.1 - Computation of Net Loss and Pro Forma Net Loss Per Share

  Exhibit 27 - Financial Data Schedule

_______________________________________________________________________________

                        PART I.  FINANCIAL INFORMATION
_______________________________________________________________________________

ITEM 1.  FINANCIAL STATEMENTS

VITAL IMAGES, INC.
BALANCE SHEETS
AS OF SEPTEMBER 30, 1997 AND OCTOBER 31, 1996
_______________________________________________________________________________

                                                          September 30,     October 31,
                                                               1997             1996
                                                         --------------   -------------
                                                           (Unaudited)
ASSETS
Current assets:
     Cash and cash equivalents...........................  $  3,262,566    $        -
     Marketable securities...............................     4,470,255             -
     Accounts receivable, net............................       107,068          190,807
     Prepaid expenses and other current assets...........       385,506           92,114
                                                          -------------    -------------
               Total current assets......................     8,225,395          282,921
Equipment and leasehold improvements, net................     1,136,835          651,351
Patent costs, net........................................        26,421            8,639
                                                          -------------    -------------

               TOTAL ASSETS..............................  $  9,388,651    $     942,911
                                                           ============    =============


LIABILITIES AND EQUITY
Current liabilities:
     Accounts payable....................................  $    272,121    $      59,533
     Accrued expenses....................................       412,193          196,850
     Deferred revenue....................................       164,446          285,027
                                                          -------------    -------------
               Total current liabilities.................       848,760          541,410
Deferred revenue.........................................       172,097          227,097
                                                          -------------    -------------
               Total liabilities.........................     1,020,857          768,507
                                                          -------------    -------------

Equity:
     Common stock: $.01 par value;  20,000,000 shares
     authorized and 4,780,425 shares issued and
     outstanding at September 30, 1997; 1,000 shares
     authorized, issued and outstanding at October 31,
     1996 ...............................................        47,804               10
     Additional paid-in capital..........................    17,963,256        3,003,047
     Deferred compensation...............................      (352,877)        (460,000)
     Net investment by Bio-Vascular, Inc.................        -             3,138,520
     Accumulated deficit.................................    (9,290,389)      (5,507,173)
                                                           ------------    -------------
               Total equity..............................     8,367,794          174,404
                                                           ------------    -------------

                    TOTAL LIABILITIES AND EQUITY.........  $  9,388,651    $     942,911
                                                           ============    =============



(The accompanying notes are an integral part of the financial statements.)

VITAL IMAGES, INC.
STATEMENTS OF OPERATIONS
FOR THE TWO MONTHS ENDED JUNE 30, 1997 AND 1996 AND THE THREE AND
NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
-------------------------------------------------------------------------------

                                               For the Two               For the Three             For the Nine
                                              Months Ended               Months Ended              Months Ended
                                                June 30,                 September 30,             September 30,
                                      --------------------------  -------------------------  ---------------------------
                                          1997           1996          1997        1996          1997            1996
                                      ------------  ------------  ------------  -----------  ------------   ------------
                                              (Unaudited)               (Unaudited)                  (Unaudited)


License fee revenue..................   $   8,000    $   30,020   $   188,265   $  129,672   $   319,391    $   406,573
Maintenance and services revenue.....      43,388        49,340        63,949      100,171       209,322        256,017
Hardware revenue.....................         -             -             -         32,325           -           32,325
                                      ------------  ------------  ------------  -----------  ------------   ------------
     Total revenue...................      51,388        79,360       252,214      262,168       528,713        694,915
Cost of revenue......................      28,621        20,441        25,455       53,200        94,271        128,415
                                      ------------  ------------  ------------  -----------  ------------   ------------
     Gross margin....................      22,767        58,919       226,759      208,968       434,442        566,500

Operating expenses:
Selling, general and administrative..     559,164       330,714       833,341      388,119     2,397,065      1,418,801
Research and development.............     468,884       229,534       593,727      451,686     1,644,864      1,121,906
                                      ------------  ------------  ------------  -----------  ------------   ------------
     Operating loss..................  (1,005,281)     (501,329)   (1,200,309)    (630,837)   (3,607,487)    (1,974,207)

Other income, net....................      82,872         1,120       113,568           75       344,974          1,390
                                      ------------  ------------  ------------  -----------  ------------   ------------

Net loss.............................  $ (922,409)   $ (500,209)  $(1,086,741)  $ (630,762)  $(3,262,513)   $(1,972,817)
                                      ============  ============  ============  ===========  ============   ============

Net loss per share...................  $    (0.19)   $    (0.11)  $    (0.23)   $   (0.13)   $    (0.68)   $     (0.42)
                                      ============  ============  ============  ===========  ============   ============

Weighted average number of
   common shares outstanding.........   4,772,422     4,719,742     4,772,509    4,727,155     4,764,526      4,716,353
                                      ============  ============  ============  ===========  ============   ===========


(The accompanying notes are an integral part of the financial statements.)

VITAL IMAGES, INC.
STATEMENTS OF CASH FLOWS
FOR THE TWO MONTHS ENDED JUNE 30, 1997 AND 1996 AND THE NINE MONTHS
ENDED SEPTEMBER 30, 1997 AND 1996
-------------------------------------------------------------------------------


                                                           For the Two                     For the Nine
                                                           Months Ended                    Months Ended
                                                             June 30,                      September 30,
                                                    ---------------------------    ----------------------------
                                                       1997            1996            1997           1996
                                                    -----------    ------------    -------------   -------------
                                                            (Unaudited)                     (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                         $ (922,409)     $ (500,209)     $(3,262,513)   $ (1,972,817)
   Adjustments to reconcile net loss to
      net cash used in operating activities:
         Depreciation and amortization                  48,539          32,601          225,133         135,549
         Non-cash compensation                          19,219          25,515           87,957          98,769
         Provision for uncollectible accounts           (6,300)         18,767           (2,698)         35,492
         Changes in operating assets and
          liabilities:
            Accounts receivable                           (105)        118,641          (15,006)        117,600
            Prepaid expenses and other
             current assets                               (593)           (217)        (186,191)        (65,607)
            Accounts payable                           143,790          44,474          184,591         (11,825)
            Accrued expenses                           127,906          45,619          223,434          77,101
            Deferred revenues                          (27,928)         (3,398)        (160,317)        324,087
                                                   -----------     -----------      -----------     -----------
             Net cash used in operating activities    (617,881)       (218,207)      (2,905,610)     (1,261,651)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of equipment                              (168,307)        (81,873)        (648,764)       (232,477)
   Patent additions                                         -               -            (3,165)             -
   Purchase of marketable securities                (2,934,046)             -        (5,373,299)             -
   Maturities of marketable securities                 971,843              -         3,903,044              -
                                                   -----------     -----------      -----------     -----------
        Net cash used in investing activities       (2,130,510)        (81,873)      (2,122,184)       (232,477)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Investment by Bio-Vascular, Inc.                  1,844,864         300,080        1,797,814       1,494,128
   Employee stock purchases                                 -               -            11,479              -
                                                   -----------     -----------      -----------     -----------
        Net cash provided by financing activities    1,844,864         300,080        1,809,293       1,494,128

NET DECREASE IN CASH AND CASH EQUIVALENTS             (903,527)             -        (3,218,501)             -

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD     5,114,127              -         6,481,067              -
                                                   -----------     -----------      -----------     -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD          $4,210,600      $       -       $ 3,262,566     $        -
                                                   ===========     ===========      ===========     ===========


(The accompanying notes are an integral part of the financial statements.)

VITAL IMAGES, INC.
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

(1) BASIS OF PRESENTATION:

On July 17, 1997, the Board of Directors of the Company adopted a resolution changing the Company's fiscal year end from October 31 to December 31 of each year. This quarterly report on Form 10-Q includes unaudited financial statements as of September 30, 1997 and for the two-month period ended June 30, 1997 and the comparable periods of the prior calendar year. The Company will include the audited financial information for the transition period (November 1, 1996 to December 31, 1996) in its annual report on Form 10-K for the year ending December 31, 1997.

The accompanying unaudited financial statements of Vital Images, Inc. ("Vital Images" or "the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary, including items of a normal recurring nature, for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's registration statement on Form 10 filed with the United States Securities and Exchange Commission on May 1, 1997.


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

In anticipation of the Distribution, Bio-Vascular assigned to Vital Images $10,000,000 in cash, cash equivalents and marketable securities, effective November 1, 1996. On the Distribution Date, Bio-Vascular contributed to Vital Images an additional $1,845,000 in cash equivalents in order to increase Vital Images' cash, cash equivalents and marketable securities balances to $10,000,000. Additionally, Bio-Vascular made capital contributions to Vital Images of approximately $3,200,000 representing net advances of cash over the period beginning May 24, 1994, the date on which Vital Images was acquired by Bio-Vascular, and ending May 11, 1997, the last date on which Vital Images was a part of Bio-Vascular. The accompanying unaudited financial statements reflect the effect of the spin-off and the additional cash equivalents and net advances contributed on the Distribution Date.

VITAL IMAGES, INC.
NOTES TO FINANCIAL STATEMENTS--CONTINUED
-------------------------------------------------------------------------------

(3) MAJOR CUSTOMERS:

                            Significant                       Percentage of
                             Customer            Revenue      Total Revenue
                     ------------------------  ----------     -------------
Nine months ended      CogniSeis Development    $ 142,498          27%
September 30, 1997

Nine months ended    Advanced Technology Labs   $  70,903          10%
September 30, 1996

The Company's accounts receivable are generally concentrated with a small base of customers. As of September 30, 1997, four customers accounted for 70% of accounts receivable, while as of October 31, 1996, five customers accounted for 69% of accounts receivable.

Export revenue amounted to 22% and 29% of total revenue for the nine months ended September 30, 1997 and 1996, respectively. Substantially all of the Company's export revenue is negotiated, invoiced and paid in U.S. dollars. Gross export revenue by geographic area is summarized as follows:


                                                        Nine Months Ended
                                                          September 30,
                                                      ----------------------
                                                         1997         1996
                                                      ---------    ---------
Europe and Middle East...............................  $49,551     $ 66,838
Asia and Pacific Region..............................   41,831      128,090
Canada, Mexico and others............................   25,579        9,617

(4) NEW ACCOUNTING STANDARD:

In March 1997, Statement of Financial Accounting Standards No. 128 (SFAS No.
128), Earnings per Share, was issued by the Financial Accounting Standards Board. This standard, which the Company must adopt effective for its 1997 year-end reporting, requires dual presentation of basic and diluted EPS on the face of the statement of operations. Pro forma net loss and net loss per common share currently presented by the Company is equivalent to the basic loss per share required under SFAS 128. Diluted loss per share for the Company would be calculated based on both common shares outstanding and consideration of the dilutive effects of common stock equivalents.

VITAL IMAGES, INC.
NOTES TO FINANCIAL STATEMENTS--CONTINUED
-------------------------------------------------------------------------------

(5) PRO FORMA NET LOSS PER SHARE

Pro forma net loss per share is calculated as if the Distribution occurred at the beginning of each of the periods for which the pro forma net loss per share is presented and is based on the number of shares of Bio-Vascular stock outstanding, as adjusted for the distribution ratio of one share of the Company's Common Stock for each two shares of Bio-Vascular Common Stock held.

The net loss per share and weighted average number of common shares outstanding included in the Company's Statements of Operations are presented on a pro forma basis for the two months ended June 30, 1997, the nine months ended September 30, 1997 and all periods in 1996 because prior to May 12, 1997 the Company was a wholly-owned subsidiary of Bio-Vascular, Inc.

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

In anticipation of the Distribution, Bio-Vascular assigned to Vital Images, $10,000,000 in cash, cash equivalents and marketable securities, effective November 1, 1996. On the Distribution Date, Bio-Vascular contributed to Vital Images an additional $1,845,000 in cash equivalents in order to increase Vital Images' cash, cash equivalents and marketable securities balance to $10,000,000. Additionally, Bio-Vascular made capital contributions to Vital Images of approximately $3,200,000 representing net advances of cash over the period beginning May 24, 1994, the date on which Vital Images was acquired by Bio-Vascular, and ending May 11, 1997, the last date on which Vital Images was a part of Bio-Vascular. The accompanying unaudited financial statements reflect the effect of the spin-off and the additional cash equivalents and net advances contributed on the Distribution Date.


On July 17, 1997, the Board of Directors of the Company adopted a resolution changing the Company's fiscal year end from October 31 to December 31 of each year. This quarterly report on Form 10-Q contains unaudited financial statements as of September 30, 1997 and for the two-month period ended June 30, 1997 and the comparable periods of the prior calendar year. The Company will include the audited financial information for the transition period (November 1, 1996 to December 31, 1996) in its annual report on Form 10-K for the year ending December 31, 1997.


Comparison of the Two Months Ended June 30, 1997 with the Two Months Ended June 30, 1996

Total revenue decreased from $79,000 to $51,000, a decline of 35%. The decrease was due primarily to a decrease in license fee revenue for the Company's current product, VoxelView(R), which decreased from $30,000 to $8,000.

The gross margin percentage decreased from 74% to 44%, primarily due to additional costs related to a customer site.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS-CONTINUED
-------------------------------------------------------------------------------

Selling, general and administrative expenses increased 69% from $331,000 to $559,000. General and administrative expenses incurred in the two months ended June 30, 1997 as compared to the two months ended June 30, 1996 included increased compensation costs related to an increase in general and administrative personnel, including a Chief Financial Officer. Also, as a result of the Company becoming a stand-alone entity after the spin-off from Bio-Vascular, general and administrative expenses relating to facilities, legal, and investor relations increased in 1997 from the comparable period in 1996.
Selling expenses increased as a result of increased marketing activity related to the release of Vitrea(TM) and the employment costs of additional marketing personnel, including a Vice President of Marketing and Business Development during the two months ended June 30, 1997.

Research and development expenses increased from $230,000 to $469,000, or 104%, primarily due to increased compensation costs associated with the hiring of additional personnel intended to grow the Company's development capabilities, as well as increased clinical collaboration costs related to the Vitrea product.

The increased expenses attributable to the continuing development of the Company's management team and infrastructure and the development and promotion of Vitrea, resulted in an operating loss of $1,005,000 for the two months ended June 30, 1997, compared to an operating loss of $501,000 for the two months ended June 30, 1996.

Other income, consisting primarily of interest income, was $83,000 for the two months ended June 30, 1997, compared to other income of $1,000 for the two months ended June 30, 1996. The $10,000,000 in cash, cash equivalents and marketable securities assigned by Bio-Vascular to the Company, effective November 1, 1996, as well as the $1,845,000 contributed on the Distribution Date, less cash used for operations subsequent to those dates, resulted in the increase in interest income during the two months ended June 30, 1997.


Comparison of the Three Months Ended September 30, 1997 with the Three Months Ended September 30, 1996

Revenue was $252,000 compared to $262,000, a 4% decrease. This decrease was primarily the result of decreased maintenance and hardware revenue substantially offset by increased license fee revenue from VoxelView. It is expected that license fee revenue will increase in the future due to the release of the Company's new product, Vitrea, in October 1997. However, actual results could vary materially from the foregoing forward-looking statement as a result of lower than expected demand for Vitrea or the timing of future releases of Vitrea.

Gross margin percentages increased from 80% to 90%. This increase was primarily due to the fact that the Company had no hardware sales in 1997. Hardware sales generally provide lower margins than software license revenues. If Vitrea systems revenue increases as a proportion of the Company's total revenue, the Company expects that the overall gross margin percentage will decrease due to lower margins anticipated on the third party hardware component of Vitrea systems. However, actual results could vary materially from the foregoing forward-looking statement due to significant fluctuations in gross margins on the proprietary and third party components of the Vitrea system and on the Company's anticipated product mix.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS-CONTINUED
-------------------------------------------------------------------------------

Selling, general and administrative expenses were $833,000 compared to $388,000. This 115% increase was the result of the Company's marketing activities for Vitrea and the building of an infrastructure to support Vitrea customers. This includes significant increases in compensation due to additional personnel, consulting, depreciation and travel expenses. The compensation costs in 1997 include the incremental costs of a Chief Financial Officer as well as a Vice President of Marketing and Business Development both of whom were hired earlier in the year. The Company anticipates that selling, general and administrative costs will increase in future periods as additional personnel are hired for Vitrea sales, customer support and administrative infrastructure.

Research and development expenses increased from $452,000 to $594,000 a 31% increase. The primary reason for the increase was increased compensation costs related to the hiring of additional personnel intended to grow the Company's development capabilities. The Company anticipates that research and development costs will continue to increase in future periods as additional personnel are hired.

The increased expenses attributable to the continuing development of the Company's management team and infrastructure and the development and promotion of Vitrea, resulted in an operating loss of $1,200,000 for the three months ended September 30, 1997, compared to an operating loss of $631,000 for the three months ended September 30, 1996.

Other income consisting primarily of interest income was $114,000 for the three months ended September 30, 1997 compared to nominal other income for the comparable period in 1996. The $10,000,000 in cash, cash equivalents and marketable securities assigned by Bio-Vascular to the Company, effective November 1, 1996, as well as the $1,845,000 contributed on the Distribution Date, less cash used for operations subsequent to those dates, resulted in the increase in interest income during the three months ended September 30, 1997.

Comparison of the Nine Months Ended September 30, 1997 with the Nine Months Ended September 30, 1996

Total revenue decreased 24% from $695,000 to $529,000. Decreases in both license fee revenue and maintenance revenue for VoxelView were primarily responsible for this decline.

The gross margin percentage remained flat at 82% for both periods. This occurred despite the hardware sales discussed in the three month comparison due to the fact that the lower margin hardware sales all occurred in the three months ended September 30, 1996 and comprised a small percentage of the revenue for the nine months ended September 30, 1996.

Selling, general and administrative expenses increased to $2,397,000 from $1,419,000, a 69% increase. The increase was primarily due to increased compensation costs, including the addition of a Chief Financial Officer and a Vice President of Marketing and Business Development, as well as promotional expenses and travel expenses related to the release of Vitrea. As a result of the building of the Company's infrastructure, and the incremental costs associated with being a stand-alone company, rent, depreciation, legal and investor relation expenses all increased from comparable 1996 levels.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS-CONTINUED
-------------------------------------------------------------------------------

Research and development expenses were up 47% to $1,645,000 from the 1996 level of $1,122,000. The increase was primarily due to increased compensation costs related to increased staffing for the development of the Vitrea product. In addition travel, rent and depreciation expenses all increased due to increased development efforts on Vitrea. The Company anticipates that such costs will continue as future releases of Vitrea are developed.

The increased expenses attributable to the continuing development of the Company's management team and infrastructure and the development and promotion of Vitrea, resulted in an operating loss of $3,607,000 for the nine months ended September 30, 1997, compared to an operating loss of $1,974,000 for the nine months ended September 30, 1996.

There was $345,000 of other income, consisting primarily of interest income, for the nine months ended September 30, 1997 compared to other income of $1,000 for the nine months ended September 30, 1996. The $10,000,000 in cash, cash equivalents and marketable securities assigned by Bio-Vascular to the Company, effective November 1, 1996, as well as the $1,845,000 contributed on the Distribution Date, less cash used for operations subsequent to those dates, resulted in the increase in interest income during the nine months ended September 30, 1997.


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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED
-------------------------------------------------------------------------------

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

For the nine months ended September 30, 1997 and 1996, cash used by operating activities was $2,906,000 and $1,262,000, respectively. The Company invested $649,000 and $232,000 in equipment and improvements during the nine months ended September 30, 1997 and 1996, respectively, primarily for the acquisition of computer equipment. The Company used $5,373,000 to purchase marketable securities and had $3,903,000 of marketable securities mature during the nine months ended September 30, 1997.

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


New Accounting Standard

In March 1997, Statement of Financial Accounting Standards No. 128 (SFAS No.
128), Earnings per Share, was issued by the Financial Accounting Standards Board. This standard, which the Company must adopt effective with its for its 1997 year-end reporting, requires dual presentation of basic and diluted EPS on the face of the statement of operations. Pro forma net loss and net loss per common share currently presented by the Company is equivalent to the basic loss per share required under SFAS 128. Diluted loss per share for the Company would be calculated based on both common shares outstanding and consideration of the dilutive effects of common stock equivalents.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED
-------------------------------------------------------------------------------

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


ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

_______________________________________________________________________________

     PART II.  OTHER INFORMATION
_______________________________________________________________________________

ITEM 1.     LEGAL PROCEEDINGS

None.


ITEM 2.    CHANGES IN SECURITIES

None.


ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.   The exhibits to this quarterly report on Form 10-Q are listed
     ---------
     in the exhibit index beginning on page 18.

(b)  Form 8-K. The Company filed no reports on Form 8-K during the period ended
     ---------
     June 30, 1997. The Company filed an 8-K on July 25, 1997, which reported that on July 17, 1997, the Board of Directors of the Company adopted a resolution changing the Company's fiscal year end from October 31 to December 31 of each year.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        VITAL IMAGES, INC.



November 13, 1997

                                        /s/  Gregory S. Furness
                                        -----------------------------
                                        Gregory S. Furness
                                        Vice President of Finance and
                                        Chief Financial Officer
                                        (Principal Financial Officer)

VITAL IMAGES, INC.
INDEX TO EXHIBITS
-------------------------------------------------------------------------------

11.1 Computation of Net Loss and Pro Forma Net Loss Per Share (filed herewith electronically).

27.1 Financial Data Schedule for the Two Months Ended June 30, 1997 and Three Months Ended September 30, 1997 (filed herewith electronically).