Form 10-K
period 1997-12-31
VITAL IMAGES INC
filed 1998-03-27
CIK 912888

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

--------------------------------------------------------------------------------

                                    FORM 10-K

  [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                               EXCHANGE ACT OF 1934
                    For the fiscal year ended December 31, 1997

  [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                    For the transition period from ___ to ___

                         Commission File Number 0-22229
               --------------------------------------------------

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

                                 (612) 915-8000
              (Registrant's telephone number, including area code)
                -------------------------------------------------

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value
                         Preferred Stock Purchase Rights
                -------------------------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 27, 1998 was $6,821,527.

The number of shares outstanding of the issuer's classes of common stock as of February 27, 1998: Common stock, $.01 Par Value - 4,804,562.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant's definitive Proxy Statement in connection with the Annual Meeting of Shareholders to be held May 13, 1998 ("1998 Proxy Statement") are incorporated by reference into Part III.

                               VITAL IMAGES, INC.
                                    FORM 10-K

                                TABLE OF CONTENTS


                                     PART I
                                                                        Page
Item 1. Business...........................................................3
Item 2. Properties........................................................22
Item 3. Legal Proceedings.................................................22
Item 4. Submission of Matters to a Vote of Security Holders...............22


                                     PART II

Item 5. Market for Registrant's Common Equity and Related
        Stockholder Matters...............................................22
Item 6. Selected Financial Data...........................................23
Item 7. Management's Discussion and Analysis of Financial Condition
        and Results of Operations.........................................25
Item 8. Financial Statements and Supplementary Data.......................29
Item 9. Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure...............................29


                                    PART III

Item 10.Directors and Executive Officers of the Registrant................29
Item 11.Executive Compensation............................................30
Item 12.Security Ownership of Certain Beneficial Owners and Management....30
Item 13.Certain Relationships and Related Transactions....................30


                                     PART IV

Item 14.Exhibits, Financial Statement Schedules and Reports on Form 8-K...31

        Signatures........................................................32

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain forward-looking statements. For this purpose, any statements contained in this Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, including those set forth in the section below entitled "Important Factors."

Item 1. BUSINESS

Vital Images, Inc. ("Vital Images" or the "Company") was incorporated in Iowa in September 1988. In March 1997, the Company re-incorporated under the laws of the state of Minnesota. The Company's principal executive offices are located at 3100 West Lake Street, Suite 100, Minneapolis, Minnesota 55416 (telephone (612) 915-8000, facsimile (612) 915-8010, e-mail - info@vitalimages.com ). From May 24, 1994 through May 11, 1997, the Company was a wholly-owned subsidiary of Bio-Vascular, Inc. ("Bio-Vascular").

SPIN-OFF FROM BIO-VASCULAR

On October 28, 1996, the Board of Directors of Bio-Vascular, the former parent company of Vital Images, Inc., approved a plan to spin off and establish Vital Images as an independent, publicly-owned company. On May 12, 1997 (the "Distribution Date"), Bio-Vascular distributed all of the shares of Vital Images to the shareholders of Bio-Vascular (the "Distribution"), and on that date Vital Images began operating as an independent public company. All Bio-Vascular shareholders of record as of May 5, 1997 received one share of Vital Images common stock for each two shares of Bio-Vascular stock held on that date, and cash in lieu of fractional shares. As a result of Bio-Vascular's spin-off of Vital Images, Vital Images' financial statements and notes thereto report the business of Vital Images as an independent company. Vital Images is currently traded on the OTC Bulletin Board under the symbol VTAL.

In anticipation of the Distribution, Bio-Vascular assigned to Vital Images, $10,000,000 in cash, cash equivalents and marketable securities, effective November 1, 1996. Subsequently, Bio-Vascular's Board of Directors agreed to make such additional contributions as were necessary to bring cash, cash equivalents and marketable securities to a combined total of $10,000,000 effective as of the Distribution Date. On the Distribution Date, Bio-Vascular contributed to Vital Images an additional $1,845,000 in cash equivalents in order to increase Vital Images' cash, cash equivalents and marketable securities balance to $10,000,000. Additionally, Bio-Vascular made capital contributions to Vital Images of approximately $3,200,000 representing net advances of cash over the period beginning May 24, 1994, the date on which Vital Images was acquired by Bio-Vascular, and ending May 11, 1997, the last date on which Vital Images was a part of Bio-Vascular.

On July 17, 1997, the Board of Directors of the Company adopted a resolution changing the Company's fiscal year end from October 31 to December 31, effective with the calendar year beginning January 1, 1997. The 1997 fiscal year ended on December 31, whereas the previous two fiscal years ended on October 31. Accordingly, a two-month transition period from November 1, 1996 through December 31, 1996 preceded the start of the new calendar year cycle. For comparison purposes, results for the year ended December 31, 1997 are being compared with results for the year ended October 31, 1996. The Company has not recast the prior year financial information presented herein to conform to the new fiscal year end, as management believes the October 31, 1996 results are comparable to the December 31, 1997 results.

BUSINESS DESCRIPTION

Vital Images is engaged in the business of developing, marketing and supporting medical visualization software and systems for use in clinical diagnosis and surgical planning. Medical visualization software involves the application of computer graphics and image processing technologies to data supplied by standard medical imaging equipment, such as computed tomography ("CT") scanners, magnetic resonance imaging ("MRI") devices, and ultrasound scanning equipment. By applying these technologies to medical imaging data, the Company's products allow clinicians to create both two- and three-dimensional views inside the human body and to "fly through" these images to support their clinical diagnosis and surgical planning.

The Company has pioneered the use of computer-based visualization software and, in particular, three-dimensional visualization software based on "volume rendering" of imaging data. Initially, the Company focused on developing powerful visualization software tools for use by engineers and researchers in a variety of imaging applications, including oil and gas exploration, microscopy and medical research.

In 1994, Vital Images was acquired by Bio-Vascular in a tax-free merger accounted for as a "pooling of interests." The acquisition by Bio-Vascular provided financial and management resources to Vital Images and enabled Vital Images to leverage these resources and focus its efforts on medical applications for its technologies. By the fall of 1994, Vital Images discontinued its efforts in the microscopy market and, in July of 1995, granted an exclusive source code license for its VoxelGeo product for gas and oil exploration to CogniSeis Development, Inc. ("CogniSeis"). In exchange for this license, Vital Images received a one-time license fee of $1,500,000 and future royalty payments that began in 1997. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

The Company's current products include its VoxelView(R) and Vitrea(TM) medical visualization software. VoxelView, the Company's first medical visualization product, received 510(k) marketing clearance from the FDA in November 1995 and currently has approximately 350 user sites around the world. The Vitrea system, an advanced version of the Company's technology for medical visualization applications, received 510(k) marketing clearance from the FDA in December 1996 and was released commercially in October 1997. The Company offers Vitrea both as a software package and as part of an integrated software and hardware system to radiologists, surgeons and other healthcare providers. Vitrea software and the integrated Vitrea system are both designed for ready integration into hospital radiology networks.

TECHNOLOGY

The core technologies underlying the Company's products are based on a visualization technique known as "volume rendering." Volume rendering is an advanced technique for displaying two- or three-dimensional views on a computer monitor that has significant advantages over the alternative technique, known as "surface rendering," in that it permits the direct display of imaging data without mathematical modeling and allows interactive control of the level of "transparency" of the data. By comparison, surface rendering requires the creation of artificial surfaces based on imaging data, and the usefulness of the resulting visual image is largely dependent on where these surfaces are "set" by the clinical technician. Volume rendering is not dependent on the creation of artificial surfaces and allows visualization of varying components that might otherwise be eliminated from a surface rendered image due to surface approximation.

Traditionally, volume rendering has largely been overlooked by visualization companies because the computer power necessary to perform volume rendering is, in general, significantly more intensive than the requirements for surface rendering. The Company's experience with volume rendering has its basis in the efforts of Vincent J.Argiro, Ph.D., the founder of the Company, who developed three-dimensional visualization software using volume rendering as an aid in his research in developmental neuroscience. While other researchers focused on optimizing their work within the constraints of surface rendering, Dr. Argiro focused on accelerating the performance of volume rendering on standard computer platforms. As a result of his work, he developed expertise in accelerated volume rendering, which forms the core of the Company's volume rendering technology.

As the performance of standard computer platforms continues to increase while the relative cost of such performance continues to decrease, the Company believes that volume rendering will be a more accessible imaging solution for routine clinical applications.

STRATEGY

The Company's overall strategy is to develop and market leading edge medical visualization software and systems to end users, and to seek opportunities to integrate its technologies into medical imaging equipment developed and marketed by other medical device manufacturers. The Company leverages its core competencies in volume rendering, computer graphics, network technologies and medical applications and, in addition, is pursuing collaborative partnerships with leading medical institutions to further develop its product offerings.

The Company has concentrated its efforts, and will continue to do so during the short-term, on the development and sale of advanced radiology visualization systems, consisting of third party workstations and the Company's proprietary visualization software. These workstations provide accelerated two- and three-dimensional visualization capabilities for clinical diagnosis, screening and surgical planning. As this strategy is advanced, the Company expects to continue to add clinical value to these integrated systems, including additional "pre-set" parameters for visualization of certain anatomical structures known as "protocols", in order to establish a leading edge position in the clinical application of its products. The Company also plans to migrate its technology to increasingly cost-effective computers and operating environments, leveraging personal computer and Internet technologies. As these technologies evolve, the demand for integrated radiology workstations is expected to increase, extending to primary care physicians, surgeons and other care providers. In addition, the Company plans to offer elements of its software technologies or complete customized software solutions to manufacturers of diagnostic and medical imaging devices for integration into their systems. Although the Company expects to focus its marketing efforts primarily on its Vitrea system, VoxelView software and any successor product will continue to be offered to the medical marketplace.

INDUSTRY BACKGROUND

Medical practices in the areas of diagnostic imaging, surgery and cancer treatment have changed dramatically over the past 20 years, due in part to the introduction of a variety of new imaging, visualization, computer, networking, catheter and navigation technologies. The result has been the rapid adoption and increased use of CT, MRI and ultrasound devices and the incorporation of new physician-care practices based on the imaging information provided by these devices.

Each of these modalities captures data that provides a two- or three-dimensional image of the inside of the human body. These images have traditionally been viewed as a series of two-dimensional, cross-sectional slices on x-ray-type film. As computer and networking technologies improved, companies began offering systems that provided for the electronic storage and transmission of these images and allowed clinicians to view these images on a computer screen. The first of these systems visualized the slice of data on a computer monitor and then, more recently, began to permit viewing and manipulation of the data as a single, three-dimensional image. As a result, the medical visualization industry today involves the visualization, manipulation, analysis and communication of medical images in two and three dimensions.

While the market for medical imaging devices in the United States and other industrialized countries is generally mature, the medical visualization industry and the markets for medical visualization products have historically lagged the imaging market due to the lack of industry standards for the generation, transmission and storage of medical imaging data and due to computer costs and performance considerations.

During the past five years, a number of technical and cost barriers to the growth of the medical visualization industry and the picture archive and communication systems ("PACS") industry have begun to erode. In particular, the medical industry has embraced an image transmission and archiving standard called DICOM3.0, promulgated by the American College of Radiology (ACR) and the National Electronic Manufacturer's Association (NEMA). This standard permits imaging, visualization, networking and archiving equipment and systems from different vendors to work cooperatively within a single network. In addition, the cost-to-performance ratio of computer products used in visualization and PACS have improved dramatically, bringing the prices for medical visualization capabilities and PACS within the grasp of many healthcare providers. The Company believes that the increasing acceptance of industry standards such as DICOM3.0 and the improvements in the cost-to-performance ratio for clinical workstations will support continued market growth in the medical visualization and PACS industries.

The Company also expects that a number of other trends and innovations in medical imaging and visualization will support growth in the medical visualization industry, such as:

               - higher levels of resolution, or image quality, being provided by medical imaging devices, allowing higher quality visualization results;

               - increasing numbers of images or "slices" being provided by medical imaging devices, making the viewing of printed images on x-ray film, rather than in a visualization system, logistically impractical and expensive; and

               - increasing clinical acceptance of electronic visualization as teaching institutions rely more heavily on computer technology and as DICOM-compliant PACS networks and imaging systems become standard in radiology departments.

The Company believes that the increased use of medical visualization technologies and of PACS will improve medical practices and clinical and economic outcomes in the fields of diagnostic radiology, surgery and oncology. More specifically, the Company believes that:

               - increased use of medical visualization technology has the potential to improve radiologists' ability to determine anatomical positions and pathologies and enhance their ability to communicate their findings to fellow clinicians and patients;

               - advanced visualization may enhance surgeons' abilities to plan and perform surgery by providing them with improved, three-dimensional visual information regarding the position of structures in the surgical field;

               - visualization may enhance oncologists' ability to isolate and plan radiation therapy treatment and follow up on its effectiveness by providing realistic, three-dimensional views of the treatment area; and

               - the integration of these clinical disciplines through electronic visualization, networking and the Internet has the potential to provide the opportunity for greater cross-discipline coordination due to increased speed, access to three-dimensional visual information, and the resulting ability to perform consultative, interactive planning and examination on computer workstations.

MARKETS

The Company participates in the developing medical visualization system market, which has several segments, each at its respective stage of maturity and with its own level of market penetration. The medical visualization system market interrelates with a number of other markets such as the diagnostic imaging equipment market, the PACS market and the hospital and clinical information systems markets.

Medical visualization systems have applications in diagnostic screening and radiology, remote diagnosis and consultation (e.g., telemedicine), surgical assessment, planning, navigation and follow-up, cancer assessment and radiation and chemotherapy treatment planning, and medical education. The customers for these applications include radiology, surgery and oncology departments of hospitals and research centers, diagnostic imaging and screening centers, outpatient surgery centers and physician groups.

As discussed above, the overall market for medical visualization systems is in its early stages, as the related technology and products that define this market are relatively new and undergoing rapid change. Medical visualization system solutions for diagnostic radiology have existed for the past five years. However, most have been expensive (over $100,000), slow, difficult to use, and of limited clinical application. The use of medical visualization systems to assist in surgical planning and navigation has only begun to emerge into clinical practice in the last three to five years, and primarily in applications such as biopsy guidance in neuroradiology. While medical visualization systems have also been used in these applications and to support cancer treatment planning in the past, the Company believes that perspective, three-dimensional volume rendering represents an untapped resource of practitioners for diagnostic screening and radiology, surgical planning and navigation and cancer treatment.

PRODUCTS AND PRODUCT DEVELOPMENT

The Company's primary products include its initial medical visualization software product, VoxelView, as well as Vitrea, its new advanced medical visualization software product for clinical applications, which was commercially released in October 1997.

The Company's VoxelView software received marketing clearance from the United States Food and Drug Administration (the "FDA") in November 1995 for use as a clinical diagnostic and surgical planning device when used with CT and MRI medical imaging data. VoxelView software is marketed primarily to medical researchers, although it is also used by radiologists and surgeons as a clinical diagnostic and planning tool. VoxelView software's primary capability is the ability to provide volume rendered, three-dimensional views of human anatomy using three-dimensional image data sets from imaging devices such as CT and MRI scanners. VoxelView software is a highly flexible tool, allowing the clinician or researcher to interactively control many visualization parameters, including brightness, contrast, color, transparency, shading, lighting, texture, reflectivity and orientation. However, the ability to control these visualization parameters limits the usefulness of VoxelView software in the routine clinical setting, where an end user may be a skilled medical technician lacking expertise in computer graphics techniques.

In December 1995, the Company assessed its business strategy and determined that to optimize its dedicated participation in the medical field it needed to create a new product to be offered as an integrated software and hardware solution for direct clinical application. The objective for this new product effort was to produce an easy-to-use, clinical tool to allow radiologists and other clinicians to use two- and three-dimensional visualization in their routine clinical processes. Unlike its VoxelView software, the Company set out to design this new product for users with clinical knowledge, rather than computer graphics expertise. Specifications for this new product, called Vitrea, were developed in early 1996, with software coding beginning in late spring of that year. The Company submitted 510(k) documentation in September 1996 for the Vitrea system and was granted marketing clearance by the FDA in December 1996 for use as a clinical diagnostic and surgical planning device when used with CT and MRI medical imaging data.

The Vitrea system capitalizes on the Company's experience in medical visualization and provides clinicians with an easy-to-use tool with which to diagnose and plan surgery, and represents the Company's most important step to date as a provider of a range of clinical tools for broad distribution to the medical visualization market. Vitrea's primary features are its high-speed rendering capability and the ability to provide two- and three-dimensional viewing for routine diagnosis and surgical planning, without requiring the user to be trained in computer graphics techniques. The Company believes that both of these features now make it possible to use three-dimensional medical visualization in daily clinical routines. A Vitrea system user can view the image data in two or three dimensions using visualization settings based on specific clinical applications stored within the system, as dedicated visualization protocols, and then interactively navigate around, or "fly through," the image, allowing the user to view clinically relevant anatomies and pathologies. The Company believes that no competitor has developed this interactive "fly through" capability based on volume rendering operating on a low-cost computer workstation. The Vitrea system also allows the user to capture views by taking "snapshots," which can be downloaded into customized reports for electronic transmission and archiving.

The Vitrea system conforms to the latest medical imaging and computer industry standards, such as OpenGL(TM) computer graphics format and DICOM3.0.

The Company offers Vitrea both as a software package and as a part of an integrated software and hardware system, consisting of Vitrea software installed on a Silicon Graphics O2 workstation. Pursuant to an arrangement under a reseller agreement between the Company and Silicon Graphics, the Company purchases O2 workstation systems at a nominal discount, installs its Vitrea software, and markets the package as an integrated medical visualization solution, thereby implementing the Company's strategy to develop, market, sell and support an integrated visualization workstation.

In addition to its immediate clinical applications, Vitrea software also incorporates a number of additional technological advances, making it adaptable to routine clinical use in surgical navigation and cancer treatment and for integration into diagnostic imaging equipment manufactured by other companies. In particular, Vitrea software was written using advanced programming techniques, a modular, object-oriented design, C++ programming language, and a shared messaging structure. These characteristics make it practical to modify Vitrea software to suit the clinical needs of surgical navigation and oncology, as well as allowing diagnostic equipment manufacturers to integrate the Vitrea system or its components into imaging system consoles and off-line review stations, thereby providing the Company with the opportunity to leverage the Vitrea software development investment into new commercial areas.

In addition to its system and software products the Company also offers maintenance and support contracts to its customers, as well as certain other services such as installation and training. Maintenance contracts for VoxelView software have typically been offered to licensees on an annual basis, and provide for software updates, error correction, telephone support and other general maintenance services in exchange for an annual maintenance fee. In connection with the commercial release of the Vitrea system, the Company also markets similar annual maintenance services for both the Vitrea software and the integrated Vitrea system, pursuant to which the Company provides updates, error correction, telephone support and general maintenance services. Outside of these maintenance contracts, the Company is required by FDA regulation to provide certain levels of support to end users as a result of use of its products as medical devices. Maintenance contracts currently marketed by the Company do not include installation, training, testing and other services, whether on- or off-site, as such services are charged separately by the Company.

In August 1996, the Company entered into a product development agreement with Advanced Technologies Laboratories, Inc. ("ATL"), one of the leading ultrasound system vendors. Pursuant to this agreement, each party agreed to collaborate exclusively with the other for a period of five years in connection with the development of three-dimensional visualization products for medical diagnostic ultrasound imaging applications, provided that the Company may collaborate with other parties in connection with products to be used in multi-modality environments (i.e., environments that offer multiple imaging technologies and not just ultrasound imaging). ATL will reimburse the Company for certain product development costs and will have responsibility for obtaining regulatory approvals. Intellectual property developed jointly by the parties pursuant to this agreement will be jointly owned by both parties, each with the right to use or license such intellectual property.

The Company spent $2,255,000, $1,459,000 and $1,357,000 on research and development efforts in each of the fiscal years ended December 31, 1997, October 31, 1996, and 1995, respectively.

COMPETITION

The medical visualization systems market is immature, and the competition in this market is intense but fragmented, consisting of numerous types of competing businesses, each with their own focus and basis for their competitive position. The Company faces competition from five primary sources in the medical visualization market: (i) diagnostic imaging system suppliers; (ii) other visualization systems and software developers; (iii) PACS vendors; (iv) hospital, radiology and clinical systems suppliers; and (v) internal development projects sponsored by hospital radiology departments.

The most significant sources of competition faced by the Company are the various diagnostic imaging systems suppliers, which are typically large, multinational companies, having far greater financial and research and development resources than the Company, and which also have well established sales and distribution networks for their products. These companies, including GE Medical Systems, Siemens Medical Systems, Inc., Picker International, Inc. and Philips Medical Systems, are engaged in the business of developing and marketing medical imaging systems, such as CT and MRI equipment, and either offer, or will likely seek to offer, visualization capabilities integrated into their products in addition to the visualization capabilities typically provided as a part of the operator's console on the imaging equipment itself. This visualization capability may be internally developed by these companies, or may be licensed from independent vendors, such as Vital Images.

In addition, the Company faces competition from companies developing other visualization technologies, such as electronic emulation of the traditional film/light box viewing methods and surface rendering. PACS companies sometimes provide visualization capability in addition to their image archiving and networking products. Vendors of hospital, clinical and radiology information systems have also diversified into the PACS and medical visualization product lines, either through internal development or business development. These companies, which may be large or small, attempt to offer an integrated system covering a full range of administrative, clinical and radiology information management capabilities to healthcare providers. Finally, many research and university healthcare institutions attempt to develop their own visualization systems. Some departments have in the past, and may in the future, attempt to secure FDA clearance for such systems, and to license such systems or technology for general commercial sale.

The Company's competitive position is based on its ability to (i) provide differentiated medical visualization system products that operate in multi-vendor network and image source environments; (ii) provide clinical quality, three-dimensional images, volume rendered at high speed, and interactive navigation on a low cost standard computer; (iii) integrate clinical knowledge from its collaborative clinical partners into its products; (iv) offer a "DICOM client" system which can operate on any DICOM network, independent of the imaging system and network provider; (v) serve both original equipment manufacturers ("OEM") and end-user customers through the development of a modular end-user system that can easily be segmented for OEM customers; and (vi) leverage its visualization technology across multiple clinical disciplines, including radiology, surgery and oncology.

MARKETING, DISTRIBUTION AND CUSTOMER SUPPORT

The Company markets its products both as a software package and as part of an integrated software and hardware system to primary care physicians, radiologists, surgeons and medical researchers. The Company markets its products directly to end-user customers, such as hospitals and clinics, as well as to select diagnostic imaging companies, digital imaging equipment manufacturers and PACS companies for resale on either a Vital Images' branded or private label basis.

In addition, the Company markets its products directly to OEMs on either a standard or customized basis. In connection with its OEM opportunities, the Company will either provide complete systems for resale by such OEMs or will provide elements of its technology for incorporation into the products and systems of such OEMs. The Company has already established an OEM relationship with ATL, pursuant to a sales and marketing agreement entered into in August 1996. Pursuant to this agreement, ATL has been granted exclusive world-wide rights to market products jointly developed by the parties for use in the medical diagnostic ultrasound market in return for royalty payments on such sales. ATL's exclusivity will continue from year to year for each product upon the attainment of agreed-upon market objectives.

The Company markets its products both domestically and internationally. In the United States, the Company markets its products through its direct sales force as well as through OEMs and resellers. Internationally, the Company markets its products through OEMs and resellers. See Note 8 to the Financial Statements - "Major Customers and Geographic Data" for information regarding the Company's export sales. As of February 27, 1998, the Company had two direct salespeople, one international reseller salesperson, one OEM customer and several international resellers.

INTELLECTUAL PROPERTY

Although the Company has filed patent applications with respect to certain of its technology, it generally does not rely on patent protection with respect to its products and technologies. Instead, the Company relies primarily on a combination of trade secret and copyright law, employee and third party nondisclosure agreements and other protective measures to protect intellectual property rights pertaining to its products and technologies. There can be no assurance, however, that these measures will provide adequate protection of the Company's trade secrets, know-how or other intellectual property from unauthorized use, misappropriation or disclosure, or that others will not independently develop similar technologies or duplicate technology developed by the Company. In addition, to the extent that any patents are applied for, there can be no assurance that such applications will result in issued patents or, if issued, that such patents will be held to be valid or will otherwise be of value.

Competitors and potential competitors of the Company, many of which have substantially greater resources, may have applied for or obtained, or may in the future apply for or obtain, patents that could prevent, limit or interfere with the ability of the Company to manufacture and sell its products and technologies. Although the Company does not believe that its products and technologies infringe any existing patents or intellectual property rights of third parties, there can be no assurance that such infringement does not currently exist or will not exist in the future. The costs of defending an intellectual property claim could be substantial and could adversely affect the Company, even if it were ultimately successful in defending any such claims. If the Company's products or technologies were found to infringe the rights of a third party, the Company could be required to pay significant damages or license fees or cease production, which could have a material adverse effect on the Company's business.

Because of the rapid pace of technological change in the medical visualization industry, the Company believes that patent, trade secret and copyright protection are less significant to its competitive position than factors such as the knowledge, ability and experience of its personnel; new product developments and enhancements; and ongoing, reliable product maintenance and support.

Pursuant to a licensing agreement dated June 30, 1992 between the Company and Maharishi International University ("MIU"), MIU granted a perpetual, worldwide, exclusive source code license to certain volume rendering software developed by Dr. Argiro at MIU and used in the Company's VoxelView product. Royalty obligations of the Company pursuant to this agreement expired in May of 1996.

Vitrea includes certain DICOM libraries that are owned by Duke University ("Duke"). These libraries, which allow the Company's products to interface with DICOM networks, are the subject of a licensing agreement that was entered into between the Company and Duke in August 1997. Under the terms of the agreement, the Company has the right to use, market, distribute and sell the Duke DICOM libraries with its products. In exchange for the license, which has a perpetual term, the Company paid Duke $75,000.

MANUFACTURING AND SERVICE

The Company's manufacturing efforts are limited to the production, quality assurance and distribution of its VoxelView and Vitrea software, which is distributed on CD-ROM. The software is sent to the customer site and loaded into the computer on site. VoxelView software is loaded into the computer by the customer with telephone assistance from the Company, as needed. The software for Vitrea is loaded into the computer by Company personnel, as part of the Company's installation services. In addition to the loading of software into the computer, the Company's installation services also include integrating Vitrea workstations into customers' computer networks, configuring network requirements and validating operations on site.

The Company relies primarily on its own software development as its core value added. Given the nature of software, there is no raw material as such. The Company sources its DICOM libraries from Duke and the operating system for integrated computer workstations from other parties. In addition, the Company sources systems components, computers and computer peripherals from suppliers such as Silicon Graphics and Access Graphics, Inc.

GOVERNMENTAL REGULATION

As medical devices, the Company's medical visualization products are subject to extensive and rigorous regulation by numerous governmental authorities, principally the FDA and corresponding foreign agencies. In the United States, the FDA administers the Federal Food, Drug and Cosmetics Act and amendments thereto contained in the Safe Medical Devices Act of 1990. These regulations classify medical devices as either Class I, II or III devices, which are subject to general controls, special controls or premarket approval requirements, respectively. All Class I and II devices, as well as some Class III devices marketed prior to the effective date of the Medical Device Amendments of 1976, can be cleared for marketing pursuant to a 510(k) pre-market notification establishing that the device is "substantially equivalent" to a device that was legally marketed prior to May 28, 1976, the date on which the Medical Device Amendments of 1976 became effective. The 510(k) pre-market notification must be supported by data establishing the claim of substantial equivalence to the satisfaction of the FDA. The process of obtaining a 510(k) clearance typically can take several months to a year or longer.

If substantial equivalence cannot be established, or if the FDA determines that the device or the particular application for the device requires a more rigorous review, the FDA will require that the manufacturer submit a pre-market approval ("PMA") application that must be carefully reviewed and approved by the FDA prior to sale and marketing of the device in the United States. The PMA application must include the results of clinical trials, the results of all relevant prototype tests, laboratory and animal studies, a complete description of the device and its components, and a detailed description of the methods, facilities and controls used for manufacturing. In addition, the submission must include the proposed labeling, advertising literature and training methods, if applicable. The process of obtaining a PMA can be expensive, uncertain and lengthy, frequently requiring anywhere from one to several years from the date of FDA submission, if approval is obtained at all. Moreover, a PMA, if granted, may include significant limitations on the indicated uses for which a product may be marketed.

Both of the Company's current products, VoxelView and Vitrea, are classified as Class II medical devices and have received marketing clearance from the FDA as the result of 510(k) submissions. VoxelView software received marketing clearance in November 1995 for use as a clinical diagnostic and surgical planning device when used in concert with CT and MRI medical imaging data. Vitrea was cleared for marketing in December 1996 for clinical diagnosis and surgical planning in concert with CT and MRI medical imaging data, both as stand-alone software and as a part of the integrated Vitrea system. Although the Company has received marketing clearance for these products as Class II devices, there can be no assurance that future products or enhancements to existing products introduced by the Company will not be subject to the more rigorous PMA process, or that marketing clearance will be granted at all. Vital Images has no history of obtaining marketing clearance for its products as a company independent from Bio-Vascular, although Vital Images has developed its own internal regulatory affairs capability since the Distribution.

The Company is also increasingly becoming subject to regulation in those foreign countries in which it sells its products with regard to product standards, packaging requirements, labeling requirements, import restrictions, tariff regulations, duties and tax requirements. Many of the regulations applicable to the Company's products in such countries are similar to those of the FDA, and the national health or social security organizations of certain of such countries require the Company's products to be qualified before they can be marketed in those countries. The Company's ability to successfully market and sell its products internationally depends in large part on its ability to comply with such foreign regulatory requirements. In October 1997, Vitrea software obtained the CE mark, which cleared the product for marketing in the member countries of the European Communities ("EC").

The Company is also subject to periodic inspections by the FDA, whose primary purpose is to audit the Company's compliance with quality service regulations ("QSR") established by the FDA and other applicable government standards. Strict regulatory action may be initiated in response to audit deficiencies or to product performance problems. The Company believes that its manufacturing and quality control procedures are in compliance with the material requirements of the FDA regulations.

The financial arrangements through which the Company markets, sells and distributes its products may be subject to certain federal and state laws and regulations in the United States with respect to the provision of services or products to patients who are Medicare or Medicaid beneficiaries. Violations of these laws and regulations may result in civil and criminal penalties, including substantial fines and imprisonment. In a number of states, the scope of these laws and regulations have been extended to include the provision of services or products to all patients, regardless of the source of payment, although there is variation from state to state as to the exact provisions of such laws or regulations. In other states, and, on a national level, several health care reform initiatives have been proposed which would have a similar impact. The Company believes that its operations and its marketing, sales and distribution practices currently comply in all respects with all current fraud and abuse and physician anti-referral laws and regulations, to the extent they are applicable. Although the Company does not believe that it will need to undertake any significant expense or modification to its operations or its marketing, sales and distribution practices to comply with federal and state fraud and abuse and physician anti-referral regulations currently in effect or proposed, financial arrangements between manufacturers of medical devices and other health care providers may be subject to increased regulation in the future. Compliance with such regulations could adversely affect the Company's marketing, sales and distribution practices, and may affect the Company in other respects not presently foreseeable, but which could have an adverse impact on the Company's business, financial condition and results of operations.

THIRD PARTY REIMBURSEMENT AND COST CONTAINMENT

The Company's products are purchased primarily by hospitals, clinics and other users that bill various third party payors for the services provided to the patients. These payors, which include Medicare, Medicaid, private insurance companies and managed care organizations, reimburse part or all of the costs and fees associated with the procedures utilizing the Company's products. Medicare and Medicaid reimbursement for hospitals is based on a fixed amount for admitting a patient with a specific diagnosis. Because of this fixed reimbursement method, hospitals have incentives to use less costly methods in treating Medicare and Medicaid patients, and will frequently make capital expenditures to take advantage of less costly treatment technologies. Frequently, reimbursement is reduced to reflect the availability of a new procedure or technique and, as a result, hospitals are generally willing to implement new cost-saving technologies before these downward adjustments take effect. Likewise, because the rate of reimbursement for certain physicians who perform certain procedures has been and may in the future be reduced in the event of changes in the resource-based relative value scale method of payment calculation, physicians may seek greater cost efficiency in treatment to minimize any negative impact of reduced reimbursement. Any amendments to existing reimbursement rules and regulations which restrict or terminate the reimbursement eligibility (or the extent or amount of coverage) of medical procedures using the Company's products or the eligibility (or the extent or amount of coverage) of the Company's products could have a material adverse impact on business.

In response to the focus of national attention on rising health care costs, a number of changes to reduce costs have been proposed or have begun to emerge. There have been, and may continue to be proposals by legislators and regulators and third party payors to reduce these costs. There has also been a significant increase in the number of Americans enrolling in some form of managed care plan, and over 80% of hospitals participate in or have agreements with HMOs. It has become a typical practice for hospitals to affiliate themselves with as many managed care plans as possible. Higher managed care penetration typically drives down the prices of healthcare procedures, which in turn places pressure on medical supply prices. This causes hospitals to implement tighter vendor selection and certification processes, by reducing the number of vendors used, purchasing more products from fewer vendors and trading discounts on price for guaranteed higher volumes to vendors. Hospitals have also sought to control and reduce costs over the last decade by joining group purchasing organizations or purchasing alliances. The Company cannot predict what continuing or future impact these practices, the existing or proposed legislation, or such third party payor measures may have on its future business.

RELATIONSHIP BETWEEN BIO-VASCULAR AND VITAL IMAGES

For purposes of governing certain of the ongoing relationships between Bio-Vascular and Vital Images after the Distribution, Bio-Vascular and Vital Images entered into various agreements and relationships regarding the manner and effect of the Distribution, certain transition services, employee benefits, tax and indemnification matters, and other matters relating to the Distribution. Each of the agreements is intended to set forth, on an arms-length basis, the agreement of the parties with respect to each of these matters. The agreements were included as exhibits to the Registration Statement on Form 10 and this summary is qualified in its entirety by reference to the agreements as filed.

EMPLOYEES

As of February 27, 1998, the Company had 42 employees, with 18 involved in research and development, 8 in sales and marketing, 7 in technical support functions and 9 in administrative functions.

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth, below, are the names of the executive officers of the Company as of February 27, 1998, their ages, the year first elected as an executive officer of the Company and employment for the past five years.

NAME                      AGE          TITLE
------------------------  ---- ---------------------------------------

Douglas M. Pihl           59   Chairman of the Board, President,
                               Chief Executive Officer and Director

Vincent J. Argiro, Ph.D.  42   Executive Vice President, Chief
                               Technology Officer and Director

Gregory S. Furness        44   Vice President - Finance, Chief
                               Financial Officer, Treasurer
                               and Secretary

Jay D. Miller             38   Vice President, Marketing and Sales

Douglas M. Pihl. Mr. Pihl has been a director of the Company since May 1997, its Chairman of the Board since December 1997, and its acting Chief Executive Officer since January 1998. Since August 1996, Mr. Pihl has been a private investor. From May 1992 to August 1996, Mr. Pihl was the President and Chief Executive Officer of NetStar, Inc. Mr. Pihl has over 30 years of experience in the computer industry with extensive responsibility in design, product planning and management. From February 1989 to December 1990 he was Senior Vice President, Development for Apertus Technologies, Inc. (formerly Lee Data Corporation). From December 1987 until February 1989, Mr. Pihl was an independent consultant. He was Senior Vice President-Development of Lee Data Corporation ("Lee Data") from April

1979 until December 1987. Mr. Pihl was a founder in 1979 of Lee Data, Minneapolis, Minnesota, which then developed, manufactured and marketed computer peripheral products.

Vincent J. Argiro, Ph.D. Dr. Argiro was appointed Executive Vice President and Chief Technology Officer of the Company in October 1995. From May 1994 until May 1997 Dr. Argiro also served as a Vice President of Bio-Vascular, the former parent company of the Company. Dr. Argiro served as a director of Bio-Vascular from May 1994 until March 1996. Following the acquisition of the Company by Bio-Vascular in May 1994, Dr. Argiro served as President of the Company until October 1995. Dr. Argiro, the founder of the Company, served as Chairman of the Board of the Company from 1988 until May 1994. From 1988 to 1990 and from September 1991 to June 1992, Dr. Argiro also served as President of the Company. Prior to June 1992, Dr. Argiro served as an Associate Professor of Physiology at Maharishi University of Management in Fairfield, Iowa, where he conducted research in neuroscience and cell biology.

Gregory S. Furness. Mr. Furness was named Vice President - Finance, Chief Financial Officer, Treasurer and Secretary of the Company in February 1997. From December 1987 to December 1996 Mr. Furness served as Executive Vice President and Chief Financial Officer of CAMAX Manufacturing Technologies, Inc., a computer-aided manufacturing software developer, which was acquired by Structural Dynamics Research Corporation in June 1996. Prior to December 1987, Mr. Furness was employed as Vice President, Finance and Chief Financial Officer of Mizar, Inc., and as an audit manager at Deloitte and Touche LLP. Mr. Furness is a Certified Public Accountant.

Jay D. Miller. Mr. Miller was named Vice President, Marketing and Sales in February 1998. Prior to January 1998 Mr. Miller served as the Company's Vice President, Marketing and Business Development from February 1997. From 1989 until his employment by the Company, Mr. Miller was employed by GE Medical Systems, Inc. in positions of increasing responsibility in the marketing area, including serving as product manager and global product line strategy for MRI imaging products and marketing manager for the cardiology market segment. Prior to 1989 Mr. Miller was employed by Siemens Medical Systems in technical marketing.

ITEM 1A - IMPORTANT FACTORS

The following factors are important and should be considered carefully in connection with any evaluation of the Company's business, financial condition, results of operations and prospects. Additionally, the following factors could cause the Company's actual results to materially differ from those reflected in any forward-looking statements of the Company.

HISTORICAL OPERATING LOSSES; UNCERTAIN PROFITABILITY PROSPECTS

The Company had operating losses of $5,211,000 for the year ended December 31, 1997, and $2,545,000 for the year ended October 31, 1996, and, with the exception of the fiscal year ended October 31, 1995, has incurred operating losses each year since 1990. While the Company had operating income of $252,000 for the year ended October 31, 1995, this income was entirely attributable to a one-time license fee payment of $1,500,000 received by the Company during that fiscal year as a result of granting a perpetual source code license for its gas and oil exploration software product, VoxelGeo(R). As of December 31, 1997, the Company's accumulated deficit was $10,802,000. The Company will likely continue to incur operating losses in the near term given the early stage of the market for its medical visualization products, and there can be no assurance that the Company will be profitable at any time in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

TRANSITION TO MEDICAL VISUALIZATION BUSINESS; EARLY STAGE OF INDUSTRY AND
BUSINESS

From its incorporation in 1988 until its acquisition by Bio-Vascular in 1994, Vital Images was focused on developing and supporting visualization software tools for use by engineers and researchers in a variety of imaging applications, including gas and oil exploration, microscopy and medical research. Since its acquisition by Bio-Vascular in 1994 and subsequent to the spin-off from Bio-Vascular, Vital Images has consolidated its focus and is now focused solely on developing, marketing and supporting visualization software packages and systems for routine clinical use in medical applications. While Vital Images has designed its Vitrea product in keeping with this refined focus, there can be no assurance that Vital Images will be successful in marketing the Vitrea product or any other product or that Vital Images will be successful in making the transition from developing software tools for a variety of technical applications to developing, marketing and supporting software packages or integrated solutions for direct clinical application by medical personnel.

Additionally, the medical visualization industry in which the Company markets its products is still in an early stage. The early stage of the industry is attributable to the fairly recent availability of high performance computers at reduced prices, the recent adoption of industry standards for the generation, transmission and storage of medical imaging data, and changing medical practices. Although the Company believes that the recent advances in the affordability of high performance computers and in the development of industry standards for imaging data will provide opportunities for growth in the medical visualization industry, given the uncertainties associated with the early stage of the industry, there can be no assurance that the industry will continue to develop in the manner anticipated by the Company. Accordingly, there can be no assurance that the medical visualization industry will provide growth opportunities for the Company and its volume rendering software products or that the Company's business strategies and focus on volume rendering technology will be successful as the medical visualization industry continues to evolve.

Although the Company has received FDA clearance to market VoxelView software and Vitrea systems for use as clinical diagnostic and surgical planning tools, there can be no assurance of meaningful revenue from these early stage products in the near term. The success of the Company's products will depend on its ability to successfully commercialize and market its products, the ability and willingness of physicians to use two- and three-dimensional imaging software in clinical diagnosis, surgical planning, patient screening, and other diagnosis and treatment protocols, and the ability of the Company to differentiate its volume rendering software from competing products employing surface rendering or other technologies. There can be no assurance that the Company will be able to succeed in its efforts to further develop, commercialize, and achieve market acceptance for VoxelView software or Vitrea systems, or for any other product. See "Business--Description," "--Technology," "--Industry Background," "--Markets" and "--Competition."

NEED FOR ADDITIONAL CAPITAL

In anticipation of the Distribution, Bio-Vascular agreed to assign to Vital Images $10,000,000 in cash, cash equivalents and marketable securities effective November 1, 1996. Subsequent to November 1, 1996, Bio-Vascular's Board of Directors determined to make such additional capital contributions as necessary to increase Vital Images' cash, cash equivalents, and marketable securities to $10,000,000, effective as of the Distribution Date. Accordingly, on the Distribution Date, Bio-Vascular transferred an additional $1,845,000 in cash equivalents to Vital Images in order to increase Vital Images' cash, cash equivalents and marketable securities to an aggregate of $10,000,000.

If Vital Images' operations progress as anticipated, of which there can be no assurance, the Company believes that the capital contributions made by Bio-Vascular, together with cash flows from operations, should be sufficient to satisfy its cash requirements for at least two years from the Distribution Date. The timing of Vital Images' future capital requirements, however, will depend on a number of factors, including the ability of Vital Images to successfully commercialize and market its products; the ability and willingness of physicians to use two- and three-dimensional imaging software in clinical diagnosis, surgical planning, patient screening and other diagnosis and treatment protocols; the impact of competition in the medical visualization business; the ability of Vital Images to differentiate its volume rendering software from competing products employing surface rendering or other technologies; and the ability to enhance existing products and develop new products on a timely basis. To the extent that Vital Images' operations do not progress as anticipated, additional capital will be required sooner. There can be no assurance that any required additional capital will be available on acceptable terms, or at all, and the failure to obtain any such required capital would have a material adverse effect on Vital Images' business. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

HIGHLY COMPETITIVE INDUSTRY; RISK OF TECHNOLOGICAL OBSOLESCENCE

The Company faces intense competition in the medical visualization industry. While the industry is in a relatively early stage, its development to date has been characterized by rapid innovation and technological change. The Company expects technology to continue to develop rapidly, and the Company's success will depend to a large extent on its ability to maintain a competitive position with its volume rendering technology. There can be no assurance that the Company will be able to compete effectively in the marketplace or that products developed by its competitors will not render its products obsolete or non-competitive. Similarly, there can be no assurance that the Company's competitors will not succeed in developing or marketing products that are viewed as providing superior clinical performance or are less expensive relative to the Company's products currently marketed or to be developed. Companies competing with the Company in the medical visualization industry include large, established manufacturers of medical imaging equipment. In addition to having significantly greater capital and staffing resources for research and development that are critical to success in the rapidly changing medical visualization industry, such companies also have well-established marketing and distribution networks and may have a competitive advantage in marketing visualization tools as an integrated part of their imaging products. Additionally, the Company faces competition from other entities, such as PACS vendors, hospital, radiology and clinical systems suppliers and internal development projects sponsored by hospital radiology departments. There can be no assurance that the Company will be able to compete effectively with such manufacturers or competing entities. See "Business--Technology," "--Industry Background" and "--Competition."

DEPENDENCE ON SINGLE PLATFORM

The Company's primary product offerings, VoxelView and Vitrea, are designed to run on workstations manufactured and sold by Silicon Graphics. While Vitrea could be adapted to run on other types of hardware, Vitrea's performance on other hardware might be reduced relative to its performance when operated on Silicon Graphics workstations. In addition, other workstations capable of running Vitrea software may be significantly more expensive than those manufactured and sold by Silicon Graphics. Accordingly, the Company's ability to market its products is dependent to a significant degree on the availability of Silicon Graphics workstations and their use and acceptance by the Company's customers. To the extent that Silicon Graphics workstations become unavailable to the Company or that end-users of the Company's products utilize platforms manufactured by other companies, the Company may encounter difficulty in marketing its products. In any such event, the Company may be required to engage in substantial research and development and sales and marketing efforts, at potentially significant expense, to reconfigure and remarket its products to run at optimal performance levels on workstations other than those manufactured by Silicon Graphics. There can be no assurance that end-users of the Company's products will not determine to use platforms other than those currently compatible with the Company's products, and any such use could have a material adverse effect on the Company's business, financial condition and results of operations. See "Business--Products and Product Development."

DEPENDENCE ON MAJOR CUSTOMERS

For the year ended December 31, 1997, sales by the Company to CogniSeis Development, Inc. accounted for approximately 26% of the Company's net revenue. Approximately 54% of the Company's net revenue for the year ended December 31, 1997 was derived from sales to its eight largest customers. Further, management believes a limited number of large customers may continue to account for a significant portion of the Company's revenues during any given period for the foreseeable future. The Company currently has no long-term purchase agreements with any of its customers and sales are generally made pursuant to purchase orders. A reduction, delay, or cancellation of orders from one or more of its significant customers, could have a material adverse effect on the Company's operating results. In addition, the timing of orders from major customers could cause fluctuations in the Company's quarterly financial results.

UNCERTAIN PROTECTION FOR INTELLECTUAL PROPERTY; POSSIBLE CLAIMS OF OTHERS

Although the Company has filed patent applications with respect to certain aspects of its technology, it generally does not rely on patent protection with respect to its products and technologies. Instead, the Company relies primarily on a combination of trade secret and copyright law, employee and third-party nondisclosure agreements and other protective measures to protect intellectual property rights pertaining to its products and technologies. There can be no assurance, however, that these measures will provide meaningful protection of the Company's trade secrets, know-how or other intellectual property in the event of any unauthorized use, misappropriation or disclosure or that others will not independently develop similar technologies or duplicate any technology developed by the Company. In addition, to the extent that any patents are applied for, there can be no assurance that such applications will result in issued patents or, if issued, that such patents will be held to be valid or will otherwise be of value. While the Company does not believe that its products and technologies infringe any existing patents or intellectual property rights of third parties, there can be no assurance that such infringement does not exist. The costs of defending an intellectual property claim could be substantial and could adversely affect the Company, even if it were ultimately successful in defending any such claims. If the Company's products or technologies were found to infringe the rights of a third party, the Company could be required to pay significant damages or license fees or cease production, which could have a material adverse effect on the Company's business. See "Business--Intellectual Property."

PRODUCT LIABILITY RISK; LIMITED INSURANCE COVERAGE

The manufacture and sale of products used in the practice of medicine entail significant risk of product liability claims. While the Company currently maintains product liability insurance, there can be no assurance that its coverage limits will be adequate to protect the Company from any liabilities it might incur in connection with sales of its products, or that the Company will be able to maintain this level of coverage in the future. In addition, in order to compete in the medical visualization industry, the Company will have to maintain a steady pace of new product rollouts and updates or enhancements of existing products. Accordingly, the Company may require increased product liability coverage as additional products and updates come to the marketplace. Such insurance is expensive and in the future may not be available on acceptable terms, if at all. A successful product liability claim or series of such claims against the Company in excess of the Company's insurance coverage could have a material adverse effect on its business.

DEPENDENCE ON KEY EMPLOYEE

The Company will depend upon the active participation of Dr. Argiro, its founder and Executive Vice President and Chief Technology Officer. Loss of the services of Dr. Argiro could have a material adverse effect on the Company's future business. Furthermore, the Company's success as a company will depend on its ability to enhance and develop markets for its current products as well as to introduce new products to the marketplace. This success will depend largely on its ability to attract and retain other qualified scientific and management personnel. The Company competes for such personnel with other companies, academic institutions, government entities and organizations, many of which have substantially greater capital resources and research and development capabilities than the Company. There can be no assurance that the Company will be successful in recruiting or retaining such personnel, and the inability of the Company to recruit and retain such personnel would have a material adverse effect on the Company's business.

GOVERNMENT REGULATION

The Company's products are subject to regulation by the FDA and by comparable agencies in foreign countries. In the United States, the FDA regulates the development, introduction, manufacturing, labeling and recordkeeping procedures for medical devices, including medical visualization software and systems. The process of obtaining marketing clearance from the FDA for new products and new applications for existing products can be time-consuming and expensive. All of the products currently marketed by the Company have received marketing clearance from the FDA pursuant to 510(k) pre-market notifications. There can be no assurance, however, that clearance will be granted with respect to future products or enhancements or that FDA review will not involve delays that would adversely affect the Company's ability to market such future products or enhancements. In addition, there can be no assurance that future products or enhancements will not be subject to the more lengthy and expensive PMA process with the FDA.

Even if regulatory approvals to market a product are obtained from the FDA, these approvals may entail limitations on the indicated uses of the product. Product approvals by the FDA can also be withdrawn due to failure to comply with regulatory standards or the occurrence of unforeseen problems following initial approval. The FDA could also limit or prevent the distribution of the Company's products and has the power to require the recall of such products. FDA regulations depend heavily on administrative interpretation, and there can be no assurance that future interpretations made by the FDA or other regulatory bodies will not adversely affect the Company. The FDA, various state agencies or foreign regulatory agencies may inspect the Company and its facilities from time to time to determine whether the Company is in compliance with various regulations relating to specification, development, documentation, validation, testing, quality control and product labeling. A determination that the Company is in violation of such regulations could lead to imposition of civil penalties, including fines, product recalls or product seizures and, in extreme cases, criminal sanctions.

The Company intends to market its products both domestically and internationally. International regulatory bodies have established varying regulations governing product standards, packaging requirements, labeling requirements, import restrictions, tariff regulations, duties and tax requirements. The inability or failure of the Company to comply with the varying regulations or the imposition of new regulations could restrict its ability to sell its products internationally and could thereby adversely affect the Company's business. See "Business--Governmental Regulation."

LIMITATIONS ON THIRD-PARTY REIMBURSEMENT

The Company's products are purchased by hospitals, clinics and other users, which bill various third party payors, such as government health programs, private health insurance plans, managed care organizations and other similar programs, for the health care goods and services provided to their patients. Payors may deny reimbursement if they determine that a product used in a procedure was not used in accordance with established payor protocol regarding cost-effective treatment methods or was used for an unapproved indication. Third party payors are increasingly challenging the prices charged for medical services and, in some instances, have put pressure on service providers to lower their prices or reduce their services. The Company is unable to predict what changes will be made in the reimbursement methods used by third party healthcare payors. There can be no assurance that procedures in which the Company's products are used will be considered cost effective by third party payors, that reimbursement for such procedures will be available or, if available, that payors' reimbursement levels will not adversely affect the Company's ability to sell its products on a profitable basis. In addition, there have been and may continue to be proposals by legislators, regulators and third party payors to curb further these costs in the future. Failure by hospitals and other users of the Company's products to obtain reimbursement from third party payors, changes in third party payors' policies towards reimbursement for procedures using the Company's products or legislative action could have a material adverse effect on the Company's business. See "Business--Third Party Reimbursement and Cost Containment."

INTERNATIONAL OPERATIONS

The Company sells its products to international customers as well as domestic customers. Because foreign markets may be influenced by factors that are different from those prevailing in the United States, there can be no assurance that the Company's products will be accepted in international markets or that the Company will be able to compete successfully in such markets. International sales are also subject to certain political and economic risks, including political instability, currency controls, trade restrictions, regulatory requirements, exchange rate fluctuations and changes in import and export regulations, any of which could have a material adverse effect on the Company's business. See "Business --Marketing, Distribution and Customer Support" and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Foreign Currency Transactions."

CERTAIN ANTI-TAKEOVER CONSIDERATIONS

The Company's Articles authorize the Board of Directors, without any action by shareholders, to establish the rights and preferences of up to 5,000,000 shares of undesignated preferred stock. The Company is also subject to certain "anti-takeover" provisions of the Minnesota Business Corporation Act. In addition, the Company has adopted a Shareholder Rights Plan (the "Rights Agreement") designed to protect the Company and its shareholders from unsolicited attempts or inequitable offers to acquire the Company. These measures may, in certain circumstances, deter or discourage takeover attempts and other changes in control of the Company not approved by its Board of Directors. As a result, the Company's shareholders may lose opportunities to dispose of their shares at the higher prices typically available in takeover attempts or that may be available under a merger proposal. In addition, these measures may have the effect of permitting the Company's current directors to retain their positions and place them in a better position to resist changes that shareholders may wish to make if they are dissatisfied with the conduct of the Company's business.

EFFECTS OF TRADING IN THE OVER-THE-COUNTER MARKET

The Company's common stock is traded in the over-the-counter market on the OTC Electronic Bulletin Board. Consequently, the liquidity of the Company's common stock may be impaired, not only in the number of shares that may be bought and sold, but also through delays in the timing of transactions, and coverage by security analysts and the news media, may also be reduced. As a result, prices for shares of the Company's Common Stock may be lower than might otherwise prevail if the Company's Common Stock were traded on Nasdaq or a national securities exchange.

APPLICABILITY OF "PENNY STOCK RULES"

Federal regulations under the Securities Exchange Act of 1934, as amended, (the "Exchange Act"), regulate the trading of so-called "penny stocks" (the "Penny Stock Rules"), which are generally defined as any security not listed on a national securities exchange or Nasdaq, priced at less than $5.00 per share and offered by an issuer with limited net tangible assets and revenues. In addition, equity securities listed on Nasdaq which are priced at less than $5.00 are deemed penny stocks for the limited purpose of Section 15(b)(6) of the Exchange Act. Therefore, during the time in which the Company's common stock is traded in the over-the-counter market, as well as during any time in which the Company's common stock is quoted on Nasdaq and is priced below $5.00 per share, if such quotation occurs at all, trading of the Company's common stock will be subject to the provisions of Section 15(b)(6) of the Exchange Act which make it unlawful for any broker-dealer to participate in a distribution of any penny stock without the consent of the Securities and Exchange Commission if, in the exercise of reasonable care, the broker-dealer is aware of or should have been aware of the participation of a previously sanctioned person. Accordingly, it may be more difficult for broker-dealers to sell the Company's common stock and shareholders of the Company may therefore have difficulty in selling their shares in the future in the secondary trading market.

Additionally, during the time that the Company's common stock trades below $5.00 per share and is not listed on Nasdaq or any national securities exchange, trading of the Company's common stock is subject to the full range of the Penny Stock Rules. Under these rules, broker-dealers must take certain steps prior to selling a "penny stock," which steps include: (i) obtaining financial and investment information from the investor; (ii) obtaining a written suitability questionnaire and purchase agreement signed by the investor; and (iii) providing the investor a written identification of the shares being offered and the quantity of the shares. If the Penny Stock Rules are not followed by the broker-dealer, the investor has no obligation to purchase the shares. The application of the comprehensive Penny Stock Rules may make it more difficult for broker-dealers to sell the Company's common stock and shareholders of the Company may have difficulty in selling their shares in the future in the secondary trading market.

Item 2. PROPERTIES

The Company's principal offices, sales, marketing and operations, as well as some product development activities, are located in Minneapolis, Minnesota, where the Company currently occupies approximately 14,000 square feet under a lease that expires January 31, 2002. Under certain conditions, the lease may be terminated early on January 31, 2000. The Company is required to post a security deposit of up to $150,000 if, during the term of the lease, the aggregate balance of cash and marketable securities owned by the Company falls below $3,000,000 or its equity falls below $1,000,000.

In addition, some of the Company's product development, quality engineering and customer support operations are conducted in facilities with approximately 9,000 square feet located in Fairfield, Iowa under a lease that expires on June 1, 2000.

The Company considers its current facilities adequate for its current needs and believes that suitable additional space will be available as needed.


Item 3. LEGAL PROCEEDINGS

The Company is not engaged in any legal proceedings at this time.


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There was no matter submitted to the vote of security holders during the fourth quarter of 1997.


                                     PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

The Company's Common Stock has traded on the OTC Bulletin Board under the symbol "VTAL" since May 14, 1997. The following table sets forth, for each of the periods indicated, the high and low bid quotations for the Company's Common Stock as reported by the OTC Bulletin Board. Such prices reflect inter-dealer prices, do not include adjustments for retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

        1997                          HIGH              LOW
 --------------                      -------          --------
 Fourth Quarter                      $1.6875          $1.1875
 Third Quarter                        2.1250           1.6250
 Second Quarter                       2.5000           1.5000
 (commencing May 14, 1997)

The Company has never paid or declared any cash dividends on its Common Stock and does not intend to pay dividends on its Common Stock in the near future. To date, the Company has incurred losses and presently expects to retain its future anticipated earnings to finance development of and expansion of its business. As of February 27, 1998 there were approximately 6,100 beneficial owners of the Company's common stock.

Item 6. SELECTED FINANCIAL DATA

The following selected financial data of the Company is derived from the Company's financial statements and notes thereto. The selected financial data for each of the fiscal years in the five-year period ended December 31, 1997 is derived from the audited financial statements of the Company. The information set forth below should be read in conjunction with the Company's financial statements, including the notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations," which are included elsewhere in this Annual Report on Form 10-K.


(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                  FOR THE YEAR    FOR THE TWO MONTHS                 FOR THE YEAR ENDED OR AS OF
                                 ENDED OR AS OF     ENDED OR AS OF      ---------------------------------------------------
                                  DECEMBER 31,       DECEMBER 31,       OCTOBER 31,   OCTOBER 31,  OCTOBER 31,  DECEMBER 31,
STATEMENTS OF OPERATIONS:             1997             1996 (1)           1996 (1)       1995(1)    1994(1)(2)   1993(2)(3)
                                     --------          --------          --------       -------    ----------   ----------
Revenue......................         $1,218            $   65            $  882        $2,894(4)   $ 1,680       $1,696
Gross margin.................            915                53               720         2,488(4)     1,170        1,022

Operating expenses:
Selling, general and
administrative...............          3,871               328             1,805           879        1,098        1,085
Research and development.....          2,255               333             1,460         1,357        1,255          745
Acquisition costs............              -                 -                 -             -           71            -
                                     --------       -----------        ---------     ---------       -------        -----
Operating income (loss)......         (5,211)             (608)           (2,545)          252(4)    (1,254)        (808)

Net income (loss)............        $(4,774)            $(521)         $ (2,546)       $  253      $(1,261)      $ (821)
                                     ========          ========         =========       ======      ========      =======


Net income (loss)
   per share - basic (5)              $(1.00)            $(.11)            $(.54)       $  .07
                                      =======          ========            ======       ======

Weighted average common shares
    outstanding - basic (5)            4,772             4,745             4,716         3,786
                                      =======            ======            ======        ======

Net income (loss)
   per share - diluted (5)            $(1.00)            $(.11)            $(.54)        $  .06
                                      =======            ======            ======        ======
Weighted average common shares
   outstanding - diluted (5)           4,772             4,745             4,716          4,031
                                       =====            ======            ======         ======

BALANCE SHEETS:
Working capital (deficiency).         $6,415            $6,214            $(258)          $(144)      $   4        $(108)
Total assets.................          8,296            10,493               943            739         855        1,061
Short and long-term debt.....              -                 -                 -              -           -          118
Preferred stock..............              -                 -                 -              -           -          537
Total equity.................          7,253             9,720               174            321         343          402


(1) Reflects Vital Images' results as a wholly-owned subsidiary of Bio-Vascular. Vital Images was merged with Bio-Vascular in May 1994 in a transaction accounted for as a pooling-of-interests. Results of operations include allocations of general corporate overhead.

(2) Due to the merger in May 1994, Vital Images' fiscal year-end was changed to October 31, effective as of October 31, 1994. Accordingly, the Statements of Operations for fiscal 1994 and 1993 both include results of Vital Images for November and December of 1993. Vital Images' revenues were $379 and the net loss was $45 during this two-month period.

(3) Reflects Vital Images' results of operations as a separate company prior to its merger with Bio-Vascular.

(4) Includes $1,500 of one-time license fee revenue, which contributed $1,322 to gross margin and operating income.

(5) For periods after the Distribution, basic and diluted net loss per share is computed using the weighted average common shares outstanding during the period.

     For periods prior to the Distribution, the weighted average common shares outstanding used in the net income (loss) per share calculation is one-half of the weighted average of Bio-Vascular common shares outstanding based on the distribution of one share of the Company's common stock for each two shares of Bio-Vascular's common stock pursuant to the Distribution. To the extent the common share equivalents are dilutive, the weighted average common shares include one-half of Bio-Vascular's weighted average common share equivalents.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

On October 28, 1996, the Board of Directors of Bio-Vascular, Inc. ("Bio-Vascular"), the former parent company of Vital Images, Inc. (the "Company" or "Vital Images"), approved a plan to spin off and establish Vital Images as an independent, publicly-owned company. On May 12, 1997 (the "Distribution Date"), Bio-Vascular distributed all of the shares of Vital Images to the shareholders of Bio-Vascular (the "Distribution"), and on that date Vital Images began operating as an independent public company. All Bio-Vascular shareholders of record as of May 5, 1997 received one share of Vital Images common stock for each two shares of Bio-Vascular stock held on that date, and cash in lieu of fractional shares. As a result of Bio-Vascular's spin-off of Vital Images, Vital Images' financial statements and notes thereto report the business of Vital Images as an independent company. Vital Images is currently traded on the OTC Bulletin Board under the symbol VTAL.

In anticipation of the Distribution, Bio-Vascular assigned to Vital Images, $10,000,000 in cash, cash equivalents and marketable securities, effective November 1, 1996. Subsequently, Bio-Vascular's Board of Directors agreed to make such additional contributions as were necessary to bring cash, cash equivalents and marketable securities to a combined total of $10,000,000 effective as of the Distribution Date. On the Distribution Date, Bio-Vascular contributed to Vital Images an additional $1,845,000 in cash equivalents in order to increase Vital Images' cash, cash equivalents and marketable securities balance to $10,000,000. Additionally, Bio-Vascular made capital contributions to Vital Images of approximately $3,200,000 representing net advances of cash over the period beginning May 24, 1994, the date on which Vital Images was acquired by Bio-Vascular, and ending May 11, 1997, the last date on which Vital Images was a part of Bio-Vascular.

On July 17, 1997, the Board of Directors of the Company adopted a resolution changing the Company's fiscal year end from October 31 to December 31, effective with the calendar year beginning January 1, 1997. The 1997 fiscal year ended on December 31, whereas the previous two fiscal years ended on October 31. Accordingly, a two-month transition period from November 1, 1996 through December 31, 1996 preceded the start of the new calendar year cycle. For comparison purposes, results for the year ended December 31, 1997, are being compared with results for the year ended October 31, 1996. The Company has not recast the prior year financial information presented herein to conform to the new fiscal year end, as management believes the fiscal year 1996 results are comparable to the calendar year 1997 results.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1997 WITH THE YEAR ENDED OCTOBER 31, 1996

Total revenue increased 38% from $882,000 to $1,218,000. Revenue generated from the sales of Vitrea software and systems, released by the Company in October 1997, and royalties under the agreement with CogniSeis Development, Inc. ("CogniSeis") were primarily responsible for the increase in revenue and more than offset a decline in both license fee revenue and maintenance revenue from VoxelView software. Management expects to achieve significant revenue growth in 1998 over 1997. However, actual results could vary materially from the foregoing forward-looking statement as a result of lower than expected demand for the Vitrea product or the timing of future releases of Vitrea software.

The gross margin percentage decreased from 82% to 75%, primarily as a result of Vitrea system sales increasing as a proportion of the Company's product mix. The Vitrea system, consisting of Vitrea software and third party hardware and peripherals, is designed to offer end users an integrated visualization system. The Company receives only a nominal discount in purchasing the third party hardware and peripheral components of the Vitrea system and the Company's gross margin on the resale of these system components approximates its discount. The Company anticipates that as Vitrea systems increase as a proportion of the Company's product mix, overall gross margin percentages will decrease. This forward-looking statement will be influenced primarily by vendor discounts on the third party hardware and peripheral components of the Vitrea system and on the Company's product mix.

Research and development expenses were up 55% to $2,255,000 from $1,459,000. The increase was primarily due to increased compensation costs resulting from increased staffing for the development of the Vitrea product. In addition, travel, depreciation and other expenses related to staffing also increased due to increased development efforts for Vitrea software. The Company anticipates that such costs will increase in future periods as future releases of Vitrea software are developed, but at a rate less than the increase from 1996 to 1997.

Sales and marketing expenses increased to $2,167,000 from $846,000, a 156% increase. The increase was primarily due to increased compensation costs, including the addition of a Vice President of Marketing and Business Development, as well as promotional, consulting and travel expenses related to the marketing and promotion of the Vitrea product. The Company expects sales and marketing costs to increase in future periods for the cost of additional sales and customer support personnel, as well as customer support infrastructure costs.

General and administrative expenses increased from $960,000 to $1,703,000, a 77% increase. The increase was due to increases in the Company's administrative infrastructure, and the incremental costs associated with becoming an independent public company. During 1997, the Company leased new corporate offices resulting in increased rent expense, increased its purchases of property and equipment resulting in increased depreciation, and incurred costs for legal and investor relations expenses as a result of becoming an independent public company. In addition, compensation costs increased as a result of increased staffing, including the addition of a Chief Financial Officer. The Company believes that general and administrative costs will increase in future periods primarily due to increased compensation expense for 1997 hires that will be present for the entire year and administrative costs associated with being a public company.

The increased expenses attributable to the continuing development of the Company's management team and infrastructure and the development and promotion of the Vitrea product, resulted in an operating loss of $5,211,000 for the year ended December 31, 1997, compared to an operating loss of $2,545,000 for the year ended October 31, 1996.

There was $443,000 of interest income for the year ended December 31, 1997, compared to interest income of $1,000 for the year ended October 31, 1996. The $10,000,000 in cash, cash equivalents and marketable securities assigned by Bio-Vascular to the Company, effective November 1, 1996, as well as the $1,845,000 contributed on the Distribution Date, less cash used for operations subsequent to those dates, resulted in the increase in interest income during the year ended December 31, 1997.

As a wholly-owned subsidiary of Bio-Vascular through May 11, 1997, the Company did not file separate federal income tax returns, but rather was included in the federal income tax returns filed by Bio-Vascular. The Company's allocated income tax provisions for the years ended December 31, 1997 and October 31, 1996 are based on the "separate return" method and consist solely of certain state minimum fees. A valuation allowance has been established to completely reserve for the deferred tax assets of the Company.

COMPARISON OF THE YEAR ENDED OCTOBER 31, 1996 WITH THE YEAR ENDED OCTOBER 31,
1995

In fiscal 1994, the Company began the process of focusing its resources on medical visualization software and systems. This process involved the Company's exit from its other markets, microscopy and geoscience. As a result, the Company's year-to-year revenue, excluding even the $1.5 million one-time source code license fee for the VoxelGeo software received in 1995, declined.

Revenue decreased $2,012,000, or 70%, to $882,000, from $2,894,000. However, revenue from medical visualization increased 43% to $667,000, from $467,000. The increase in revenue from medical visualization was a result of the Company's changed focus. In addition to focusing some effort on additional sales of VoxelView software, much of the Company's efforts and resources were directed toward the development of more clinically powerful and practice-oriented medical visualization software to answer the evolving needs of medical practice. For 1996, the only revenue the Company received from the geoscience and microscopy revenue was maintenance revenue of $59,000 and $93,000, respectively. For 1995, geoscience revenue was $2,127,000 and included a $1,500,000 one-time license fee for the VoxelGeo software source code, while microscopy revenue was $243,000.

The gross margin percentage decreased to 82% from 86%, due to the mix of products and services.

Sales and marketing expenses more than doubled from $380,000 to $846,000, an increase of $466,000, or 123%. The increase was due primarily to the ongoing costs of additions to personnel, including a Vice President of Sales in January 1996, the development of marketing materials and an expansion of marketing activities.

General and administrative expense increased from $500,000 to $960,000, an increase of $460,000, or 92%. Additions to personnel, including the employment of a President in October 1995, and the associated increase in business activity accounted for this increase.

Research and development expense increased 8% to $1,459,000, from $1,357,000, due to expenses associated with additional personnel hired to increase the Company's development capabilities.

Due to the expenses associated with its business and technological development activities, and due to lower revenue as a result of its more defined market focus, the Company reported an operating loss of $2,545,000 for the year ended October 31, 1996. This compares to operating income of $252,000 in 1995, which resulted from the licensing of the VoxelGeo software source code for a fee of $1,500,000 and its $1,322,000 contribution to operating income.

LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 1996, Vital Images had no cash and participated in Bio-Vascular's centralized funding and cash management. When Bio-Vascular acquired Vital Images on May 24, 1994, Vital Images had $286,000 in cash. Within a month, Vital Images had effectively used its cash and Bio-Vascular began financing the Company's activities. Bio-Vascular conducted the investing activities and continued to finance the activities of Vital Images. The advances of cash by Bio-Vascular to Vital Images had no payment requirements and were interest-free, as Vital Images had, substantially, no ability to repay these advances. Accordingly, the net cash received from Bio-Vascular through intercompany advances was considered to be a contribution of capital.

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

If the Company's operations progress as anticipated, of which there can be no assurance, management believes that its cash, cash equivalents and marketable securities should be sufficient to satisfy its cash requirements for at least two years from the Distribution Date. The timing of the Company's future capital requirements, however, will depend on a number of factors, including the ability and willingness of physicians to use three-dimensional visualization software in clinical diagnosis, surgical planning patient screening and other diagnosis and treatment protocols; the ability of the Company to build an effective sales and distribution channel; the impact of competition in the medical visualization business; and the ability to enhance existing products and develop new products on a timely basis. To the extent that the Company's operations do not progress as anticipated, additional capital will be required sooner. There can be no assurance that any required additional capital will be available on acceptable terms or at all, and the failure to obtain any such required capital would have a material adverse effect on the Company's business.

For the years ended December 31, 1997 and October 31, 1996, cash used by operating activities, primarily to fund the Company's operating loss, was $4,075,000 and $1,905,000, respectively. The Company invested $796,000 and $371,000 in equipment and improvements during the years ended December 31, 1997 and October 31, 1996, respectively, primarily for the acquisition of computer equipment. The Company used $9,827,000 to purchase marketable securities and had $6,863,000 of marketable securities mature during the year ended December 31, 1997.

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

INFLATION

Management believes inflation has not had a material effect on the Company's operations or on its financial condition.

NEW ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. ("SFAS") 130, Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general-purpose financial statements. The Company will adopt SFAS 130 for its year ending December 31, 1998.

In June 1997, the FASB issued SFAS 131, Disclosure about Segments of an Enterprise and Related Information, which requires disclosure of segment data in a manner consistent with that used by an enterprise for internal management reporting and decision-making. SFAS 131 establishes requirements to report selected segment information quarterly and to report entity-wide disclosures about products and services, major customers and the material countries in which the entity holds assets and reports revenue. Management believes that it will report its operations as a single segment under SFAS 131. The Company will adopt SFAS 131 for its year ending December 31, 1998.

In October 1997, the Accounting Standards Executive Committee issued Statement of Position 97-2, Software Revenue Recognition (SOP 97-2), which provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions and supersedes SOP 91-1, Software Revenue Recognition. SOP 97-2 will become effective for the Company on January 1, 1998. Management does not anticipate that the adoption of SOP 97-2 will materially impact the Company's revenue recognition practices, financial position or results of operations.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Company's financial statements, supplemental schedule and Report of Independent Accountants thereon, all of which are included in this Annual Report on Form 10-K, are listed in Item 14
         (a) (1) of this form 10-K.


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

         (a)  Directors of the Registrant.

         The information under the caption "Election of Directors" in the Company's 1998 Proxy Statement is incorporated herein by reference.

         (b) Executive officers of the Registrant.

         Information concerning Executive Officers of the Company is included in this Report on page 14 under Item 1, "Executive Officers of the Registrant."

         (c) Compliance with 16(a) of the Securities Exchange Act of 1934.

         The information under the caption "Compliance with Section 16 (a)" in the Company's 1998 Proxy Statement is incorporated herein by reference.


Item 11. EXECUTIVE COMPENSATION

         The information under the caption "Executive Compensation" and "Compensation of Directors" in the Company's 1998 Proxy Statement is incorporated herein by reference.


Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's 1998 Proxy Statement is incorporated herein by reference.


Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information under the caption "Certain Relationships and Related Transactions" in the Company's 1998 Proxy Statement is incorporated herein by reference.

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a) (1) The following financial statements and supplemental schedule of Vital Images, Inc. and Report of Independent
         Accountants thereon are included herein:

                                                                          PAGE

         Report of Independent Accountants.................................33
         Balance Sheets as of December 31, 1997 and 1996...................34
         Statements of Operations for the year ended
                 December 31, 1997, the two months ended
                 December 31, 1996 and the years ended
                 October 31, 1996 and 1995.................................35
         Statements of Equity for the year ended
                 December 31, 1997, the two months
                 ended December 31, 1996 and the
                 years ended October 31, 1996 and 1995.....................36
         Statements of Cash Flows for the year ended
                 December 31, 1997, the two months ended
                 December 31, 1996 and the years ended
                 October 31, 1996 and 1995.................................37
         Notes to Financial Statements.....................................38

         Schedule II. Valuation and Qualifying Accounts....................50

          (a) (2) Included in Item 14 (a) (1) above

          All other schedules to the financial statements required by Article 7 of Regulation S-X are not required under the related instructions or are inapplicable and therefore have been omitted.

          (a) (3) LISTING OF EXHIBITS

          The Exhibits required to be a part of this Report are listed in the Index to Exhibits which follows the Financial Statement Schedule on page 51.

          (b) REPORTS ON FORM 8-K

          No reports on Form 8-K were filed during the quarter ended December 31, 1997.

          (c) EXHIBITS

          Included in Item 14 (a) (3) above.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Minneapolis, Minnesota, on the 27th day of March 1998.


                          VITAL IMAGES, INC.

                          By: /S/ Gregory S. Furness
                             ----------------------------------
                              Gregory S. Furness
                              Vice President-Finance and
                              Chief Financial Officer
                              (Principal Financial Officer)

Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE                            TITLE                          DATE
----------                           -----                          ----

/S/Douglas M. Pihl      Chairman of the Board, President,       March 27, 1998
-----------------------   Chief Executive Officer and Director
Douglas M. Pihl           (Principal Executive Officer)


/S/Gregory S. Furness   Vice President-Finance, Chief           March 27, 1998
-----------------------    Financial Officer, Treasurer
Gregory S. Furness         and Secretary
                           (Principal Financial Officer)


/s/Vincent J. Argiro    Executive Vice President, Chief         March 27, 1998
-----------------------   Technology Officer and Director
Vincent J. Argiro

/s/Richard W. Perkins                Director                   March 27, 1998
-----------------------
Richard W. Perkins

/s/Edward E. Strickland              Director                   March 27, 1998
-----------------------
Edward E. Strickland

/s/ Michael W. Vannier               Director                   March 27, 1998
-----------------------
Michael W. Vannier

/s/Sven A. Wehrwein                  Director                   March 27, 1998
-----------------------
Sven A. Wehrwein

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Vital Images, Inc.:

We have audited the financial statements and the financial statement schedule of Vital Images, Inc. listed in Item 14 (a) (1) of this Form 10-K. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vital Images, Inc. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the year ended December 31, 1997, the two months ended December 31, 1996, and the years ended October 31, 1996 and 1995, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information to be included therein.





                                                  COOPERS & LYBRAND L.L.P.


Minneapolis, Minnesota
February 13, 1998

VITAL IMAGES, INC.
BALANCE SHEETS

                                                                                 DECEMBER 31,
                                                                         ----------------------------
                                                                            1997              1996
                                                                         ------------     ------------

ASSETS
Current assets:
  Cash and cash equivalents                                                $    448,377    $  6,481,067
  Marketable securities                                                       5,963,464              --
  Accounts receivable, net of allowance for doubtful accounts of $40,000
  and $49,500 as of December 31, 1997 and 1996, respectively                    581,130          89,364
  Prepaid expenses and other current assets                                     264,826         199,315
                                                                           ------------    ------------
     Total current assets                                                     7,257,797       6,769,746
Property and equipment, net                                                     997,947         713,204
Patent costs                                                                     40,267          23,256
Marketable securities                                                                --       2,986,875
                                                                           ------------    ------------
          TOTAL ASSETS                                                     $  8,296,011    $ 10,493,081
                                                                           ============    ============
LIABILITIES AND EQUITY
Current liabilities:
  Accounts payable                                                         $    203,579    $     87,530
  Accrued payroll                                                               322,572         122,652
  Deferred revenue                                                              212,556         279,763
  Other current liabilities                                                     104,003          66,107
                                                                           ------------    ------------
     Total current liabilities                                                  842,710         556,052
Deferred revenue                                                                200,107         217,097
                                                                           ------------    ------------
     Total liabilities                                                        1,042,817         773,149

Commitments

Equity:
  Preferred stock: $.01 par value; 5,000,000 shares
    authorized and none issued as of December 31, 1997;
    none authorized as of December 31, 1996                                          --              --
  Common stock: $.01 par value; 20,000,000 shares
    authorized and 4,806,561 shares issued and
    outstanding as of December 31, 1997; 1,000 shares
    authorized, issued and outstanding as of
    December 31, 1996                                                            48,066              10
   Additional paid-in capital                                                18,006,824      13,003,047
   Deferred compensation                                                             --        (440,834)
   Net investment by Bio-Vascular                                                    --       3,198,710
   Accumulated deficit                                                      (10,801,696)     (6,027,876)
   Unrealized marketable securities holding loss                                     --         (13,125)
                                                                           ------------    ------------
     Total equity                                                             7,253,194       9,719,932
                                                                           ------------    ------------
     TOTAL LIABILITIES AND EQUITY                                          $  8,296,011    $ 10,493,081
                                                                           ============    ============


(The accompanying notes are an integral part of the financial statements.)

VITAL IMAGES, INC.
STATEMENTS OF OPERATIONS








                                                                              FOR THE YEARS
                                         FOR THE YEAR     FOR THE TWO            ENDED
                                             ENDED        MONTHS ENDED         OCTOBER 31,
                                          DECEMBER 31,    DECEMBER 31,    ----------------------
                                             1997           1996           1996          1995
                                             ----           ----           ----          ----
 Revenue:
   License fees                         $   751,810    $    14,176    $   506,267    $ 2,379,399
   Maintenance and services                 290,769         50,790        343,534        514,255
   Hardware                                 175,592           --           32,325           --
                                        -----------    -----------    -----------    -----------
     Total Revenue                        1,218,171         64,966        882,126      2,893,654

Cost of revenue:
  License fees                              143,135         11,894        122,714        267,746
  Maintenance and services                    3,309           --           13,669        137,428
  Hardware                                  157,032           --           25,903           --
                                        -----------    -----------    -----------    -----------
     Total Cost of Revenue                  303,476         11,894        162,286        405,174

     Gross margin                           914,695         53,072        719,840      2,488,480

Operating expenses:
  Research and development                2,255,030        333,011      1,459,490      1,356,578
  Sales and marketing                     2,167,400        179,066        845,561        379,808
  General and administrative              1,703,024        148,743        959,961        499,665
                                        -----------    -----------    -----------    -----------
     Total operating expenses             6,125,454        660,820      3,265,012      2,236,051

     Operating income (loss)             (5,210,759)      (607,748)    (2,545,172)       252,429

Interest income                             443,439         87,045            923          1,291
                                        -----------    -----------    -----------    -----------

Income (loss) before income taxes        (4,767,320)      (520,703)    (2,544,249)       253,720
Income taxes                                  6,500           --            1,500          1,100
                                        -----------    -----------    -----------    -----------

Net income (loss)                       $(4,773,820)   $  (520,703)   $(2,545,749)   $   252,620
                                        ===========    ===========    ===========    ===========

Net income (loss) per share - basic     $     (1.00)   $     (0.11)   $     (0.54)   $      0.07
                                        ===========    ===========    ===========    ===========

Weighted average common shares
  outstanding - basic                     4,771,739      4,744,547      4,716,401      3,785,685
                                        ===========    ===========    ===========    ===========

Net income (loss) per share - diluted   $     (1.00)   $     (0.11)   $     (0.54)   $      0.06
                                        ===========    ===========    ===========    ===========

Weighted average common shares
  outstanding - diluted                   4,771,739      4,744,547      4,716,401      4,030,917
                                        ===========    ===========    ===========    ===========





(The accompanying notes are an integral part of the financial statements.)

VITAL IMAGES, INC.
STATEMENTS OF EQUITY




                                                    COMMON STOCK               ADDITIONAL
                                              ---------------------------       PAID-IN         DEFERRED
                                                 SHARES           AMOUNT        CAPITAL       COMPENSATION
                                                 ------           ------       ----------     ------------
Balances as of October 31, 1994                      1,000    $         10    $  2,428,047   $       --
  Net amount paid to Bio-Vascular                       --              --              --           --
  Net income                                            --              --              --           --
                                              ------------    ------------    ------------   ------------
Balances as of October 31, 1995                      1,000              10       2,428,047           --
  Issuance of option for common stock
   at below market price                                --              --         575,000     (575,000)
  Amortization of deferred compensation                 --              --              --      115,000
  Net amount received from Bio-Vascular                 --              --              --           --
  Net loss                                              --              --              --           --
                                              ------------    ------------    ------------   ------------
Balances as of October 31, 1996                      1,000              10       3,003,047     (460,000)
  Contribution of capital from Bio-Vascular             --              --      10,000,000           --
  Amortization of deferred compensation                 --              --              --       19,166
  Net amount received from Bio-Vascular                 --              --              --           --
  Unrealized securities holding loss                    --              --              --           --
  Net loss                                              --              --              --           --
                                              ------------    ------------    ------------   ------------
Balances as of December 31, 1996                     1,000              10      13,003,047     (440,834)
  Cancellation of common stock
     owned by Bio-Vascular                          (1,000)            (10)             --           --
  Contribution of capital
     from Bio-Vascular                                  --              --       1,797,814           --
  Issuance of common stock in
     connection with
     spin-off from Bio-Vascular                  4,772,422          47,724       3,150,996           --
  Amortization of deferred compensation                 --              --              --      440,834
  Cancellation of restricted stock                  (2,565)            (25)             25           --
  Issuance of common stock under
     Employee Stock Purchase Plan                   15,776             158          20,490           --
  Issuance of common stock awards                   20,928             209          34,452           --
  Unrealized marketable securities
     holding gain                                       --              --              --           --
  Net loss                                              --              --              --           --
                                              ------------    ------------    ------------  ------------
Balances as of December 31, 1997                 4,806,561    $     48,066    $ 18,006,824   $       --
                                              ============    ============    ============   ============

                                                                               UNREALIZED
                                                     NET                       MARKETABLE
                                                 INVESTMENT                    SECURITIES
                                                   BY BIO-        ACCUMULATED    HOLDING       TOTAL
                                                  VASCULAR          DEFICIT       LOSS        EQUITY
                                                --------------      -------       ----        ------
Balances as of October 31, 1994                  $  1,099,970    $ (3,214,044)   $   --    $    313,983
  Net amount paid to Bio-Vascular                    (245,959)             --        --        (245,959)
  Net income                                              --           252,620       --         252,620
                                                 ------------    ------------    -------   ------------
Balances as of October 31, 1995                       854,011      (2,961,424)       --         320,644
  Issuance of option for common stock
   at below market price                                   --              --        --            --
  Amortization of deferred compensation                    --              --        --         115,000
  Net amount received from Bio-Vascular             2,284,509              --        --       2,284,509
  Net loss                                                 --      (2,545,749)       --      (2,545,749)
                                                 ------------    ------------    -------   ------------
Balances as of October 31, 1996                     3,138,520      (5,507,173)       --         174,404
  Contribution of capital from Bio-Vascular                --              --        --      10,000,000
  Amortization of deferred compensation                    --              --        --          19,166
  Net amount received from Bio-Vascular                60,190              --        --          60,190
  Unrealized securities holding loss                       --              --    (13,125)       (13,125)
  Net loss                                                 --        (520,703)       --        (520,703)
                                                 ------------    ------------    -------    ------------
Balances as of December 31, 1996                    3,198,710      (6,027,876)   (13,125)     9,719,932
  Cancellation of common stock
     owned by Bio-Vascular                                 10              --        --              --
  Contribution of capital
     from Bio-Vascular                                     --              --        --       1,797,814
  Issuance of common stock in
     connection with
     spin-off from Bio-Vascular                    (3,198,720)             --        --              --
  Amortization of deferred compensation                    --              --        --         440,834
  Cancellation of restricted stock                         --              --        --              --
  Issuance of common stock under
     Employee Stock Purchase Plan                          --              --        --          20,648
  Issuance of common stock awards                          --              --        --          34,661
  Unrealized marketable securities
     holding gain                                          --              --     13,125         13,125
  Net loss                                                 --      (4,773,820)       --      (4,773,820)
                                                 ------------    ------------    -------    ------------
Balances as of December 31, 1997                 $         --    $(10,801,696)   $   --    $  7,253,194
                                                 ============    ============    =======    ============

(The accompanying notes are an integral part of the financial statements.)

VITAL IMAGES, INC.
STATEMENTS OF CASH FLOWS

                                                                                                          FOR THE YEARS
                                                                       FOR THE YEAR    FOR THE TWO           ENDED
                                                                         ENDED        MONTHS ENDED         OCTOBER 31,
                                                                       DECEMBER 31,   DECEMBER 31,      ----------------
                                                                          1997           1996           1996        1995
                                                                          ----           ----           ----        ----

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                    $(4,773,820)     $(520,703)   $(2,545,749)      $252,620
Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
  Depreciation and amortization                                          511,085         33,613        183,396        204,636
  Stock-based compensation                                               475,495         19,166        115,000          8,375
  Provision for uncollectible accounts receivable                         12,452            700         36,592         32,863
  Other                                                                     --             --            1,073         (1,703)
  Changes in operating assets and liabilities:
    Accounts receivable                                                 (504,218)       100,743          6,633        153,293
    Prepaid expenses and other current assets                            (65,511)        15,676        (51,255)        (6,059)
    Accounts payable                                                     116,049         27,997         (7,327)      (204,720)
    Deferred revenue                                                     (84,197)       (15,264)       378,613        (41,320)
    Accrued payroll and other liabilities                                237,816         (8,091)       (21,629)       153,989
                                                                     -----------    -----------    -----------    -----------
     Net cash (used in) provided by operating activities              (4,074,849)      (346,163)    (1,904,653)       551,974

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                                   (795,828)       (95,466)      (371,217)      (306,015)
  Additions to patent costs                                              (17,011)       (14,617)        (8,639)          --
  Investments in marketable securities                                (9,826,875)          --             --             --
  Maturities of marketable securities                                  6,863,411           --             --             --
                                                                     -----------     -----------    -----------    -----------
     Net cash used in investing activities                            (3,776,303)      (110,083)      (379,856)      (306,015)


CASH FLOWS FROM FINANCING ACTIVITIES:
  Net investment by Bio-Vascular                                       1,797,814      6,937,313      2,284,509       (245,959)
  Purchases of common stock under Employee Stock Purchase Plan            20,648           --             --             --
                                                                     -----------    -----------    -----------    -----------
     Net cash provided by (used in) financing activities               1,818,462      6,937,313      2,284,509       (245,959)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                  (6,032,690)     6,481,067           --             --


CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                         6,481,067           --             --             --


                                                                     -----------    -----------     -----------    -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                              $  448,377    $ 6,481,067      $    --        $    --
                                                                     ===========     ===========     ===========    ===========


(The accompanying notes are an integral part of the financial statements.)

VITAL IMAGES, INC.
NOTES TO FINANCIAL STATEMENTS


(1) BUSINESS DESCRIPTION, BACKGROUND AND BASIS OF PRESENTATION

   Business Description

Vital Images, Inc. (the "Company" or "Vital Images") develops and markets visualization software and workstations for clinical diagnosis, surgical planning and medical research. The Company's technology, which utilizes high-speed visualization and analysis, as well as network communications based on DICOM and Internet protocols, cost-effectively brings 3D visualization into the routine, day-to-day practice of medicine. The Company markets its products to healthcare providers and to manufacturers of diagnostic imaging systems through a direct sales force in the United States and independent distributors in international markets.

   Background

On October 28, 1996, the Board of Directors of Bio-Vascular, Inc. ("Bio-Vascular"), the former parent company of Vital Images, approved a plan to spin off and establish Vital Images as an independent, publicly-owned company. On May 12, 1997 (the "Distribution Date"), Bio-Vascular distributed all of the shares of Vital Images to the shareholders of Bio-Vascular (the "Distribution"), and on that date Vital Images began operating as an independent public company. All Bio-Vascular shareholders of record as of May 5, 1997 received one share of Vital Images common stock for each two shares of Bio-Vascular stock held on that date, and cash in lieu of fractional shares.

In anticipation of the Distribution, Bio-Vascular assigned to Vital Images, $10,000,000 in cash, cash equivalents and marketable securities, effective November 1, 1996. Subsequently, Bio-Vascular's Board of Directors agreed to make such additional contributions as were necessary to bring cash, cash equivalents and marketable securities to a combined total of $10,000,000 effective as of the Distribution Date. On the Distribution Date, Bio-Vascular contributed to Vital Images an additional $1,845,000 in cash equivalents in order to increase Vital Images' cash, cash equivalents and marketable securities balance to $10,000,000. Additionally, Bio-Vascular made capital contributions to Vital Images of approximately $3,200,000 representing net advances of cash over the period beginning May 24, 1994, the date on which Vital Images was acquired by Bio-Vascular, and ending May 11, 1997, the last date on which Vital Images was a part of Bio-Vascular.

   Basis of Presentation

The financial statements for all periods presented other than those presented as of December 31, 1997 reflect the assets, liabilities, equity, revenues and expenses of the Company as it was operated as a wholly-owned subsidiary of Bio-Vascular through May 11, 1997. Prior to May 12, 1997, the Statements of Operations include an allocation of certain general corporate expenses of Bio-Vascular for administration, accounting, finance, human resources and regulatory functions. These allocations were based on estimates of personnel time and effort spent on the Company. Management believes these allocations were made on a reasonable basis. Corporate overhead allocations were $77,000 for the year ended December 31, 1997, $38,000 for the two-month period ended December 31, 1996, and $226,000 and $66,000 for the years ended October 31, 1996 and 1995, respectively.

The Company's financing requirements through the Distribution Date were represented primarily by cash transactions with Bio-Vascular and are reflected in the "Net Investment by Bio-Vascular" equity account. Activity in the Net Investment by Bio-Vascular equity account relates to net cash received from Bio-

VITAL IMAGES, INC.
NOTES TO FINANCIAL STATEMENTS

Vascular through intercompany advances to fund the Company's operating deficits. These amounts received from Bio-Vascular were considered to be capital contributions, as the Company did not have the ability to substantially repay these advances. The financial information included herein for periods prior to the Distribution may not necessarily be indicative of the financial position, results of operations or cash flows of the Company, if it had been a separate, independent company during the periods prior to the Distribution.


(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Fiscal Year

On July 17, 1997, the Board of Directors of the Company adopted a resolution changing the Company's fiscal year end from October 31 to December 31, effective with the calendar year beginning January 1, 1997. The 1997 fiscal year ended on December 31, whereas the previous two fiscal years ended on October 31. Accordingly, a two-month transition period from November 1, 1996 through December 31, 1996 preceded the start of the new calendar year cycle.

   Use of Estimates

The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Principal areas requiring the use of estimates include the allocation of general corporate expenses between the Company and Bio-Vascular for periods prior to the Distribution, the determination of the treatment of software development costs and the allowance for uncollectable accounts receivable.

   Cash and Cash Equivalents

The Company considers all highly liquid investments acquired with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents as of December 31, 1997 are primarily concentrated in one money market fund. Cash and cash equivalents as of December 31, 1996 are invested primarily in short-term investments.

   Marketable Securities

Investments having original maturities in excess of three months are classified as marketable securities. Investments are classified as short-term or long-term on the balance sheet based on their maturity date. As of December 31, 1997 and 1996, all of the Company's marketable securities are classified as available-for-sale and all mature in two years or less. Available-for-sale investments are recorded at market value, which is based on quoted market prices, with unrealized holding gains and losses included as a separate component of equity. The Company's marketable securities include debt instruments of financial institutions, government entities and corporations.

VITAL IMAGES, INC.
NOTES TO FINANCIAL STATEMENTS

   Concentration of Credit Risk

Cash, cash equivalents and marketable securities are held by financial institutions. The Company's customer base is generally concentrated with a small base of customers. The Company reviews the creditworthiness of its customers prior to product shipment and generally does not require collateral.

   Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the related asset's estimated useful life, generally three to seven years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the remaining terms of the related leases. The asset and related accumulated depreciation or amortization accounts are adjusted for asset retirement or disposal with the resulting gain or loss, if any, credited or charged to other income.

   Patent Costs

Patent costs are recorded at cost and are amortized using the straight-line method over the estimated useful lives, generally three years, commencing when patents are granted. The Company evaluates the net realizability of patents on an ongoing basis, based on current and anticipated undiscounted cash flows.

As of December 31, 1997 and 1996, the Company has patents pending. Accordingly, no amortization expense for patents was recorded in any of the periods presented.

   Revenue Recognition

Revenue is derived from the licensing of computer software, sales of system hardware and from service revenue consisting of maintenance, installation, training and consulting services. License and hardware revenue is recognized upon shipment, provided there are no remaining significant post-delivery obligations and collection is deemed probable. If significant post-delivery obligations exist or if a product is subject to customer acceptance, revenues are deferred until no significant obligations remain or, until acceptance has occurred. Revenue from software maintenance contracts is recognized ratably over the contract period and other service revenue is recognized as the services are performed.

   Research and Development Costs

Costs related to research, design and development of products are charged to research and development expense as incurred. Software development costs are capitalized beginning when a product's technological feasibility has been established and ending when a product is available for general release to customers. Generally, the Company's products are released soon after technological feasibility has been established. As a result, the Company has not capitalized any software development costs, since such costs have not been significant.

   Income Taxes

The Company accounts for income taxes using the asset and liability method. Deferred income tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences

VITAL IMAGES, INC.
NOTES TO FINANCIAL STATEMENTS

are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

As a wholly-owned subsidiary of Bio-Vascular through May 11, 1997, the Company did not file separate federal income tax returns, but rather was included in the federal income tax returns filed by Bio-Vascular. The Company's allocated income tax provisions for the year ended December 31, 1997, the two months ended December 31, 1996 and the years ended October 31, 1996 and 1995 are based on the "separate return" method and consist solely of certain state minimum fees.

   Net Income (Loss) Per Share

For periods after the Distribution, net loss per share is computed using the weighted average common shares outstanding during the period. Common share equivalents are not included in the net loss per share calculations since they are anti-dilutive. Warrants and options to purchase common stock could potentially dilute basic earnings per share in future periods if the Company generates net income.

For periods prior to the Distribution, the weighted average common shares outstanding used in the net income (loss) per share calculation is one-half of the weighted average of Bio-Vascular common shares outstanding based on the distribution of one share of the Company's common stock for each two shares of Bio-Vascular's common stock pursuant to the Distribution. To the extent the common share equivalents are dilutive, the weighted average common shares include one-half of Bio-Vascular's weighted average common share equivalents. For the year ended October 31, 1995, the denominator used to calculate diluted earnings per share includes the dilutive impact of 245,232 warrants and stock options.

   Stock-Based Compensation

Statement of Financial Accounting Standards No. ("SFAS") 123 Accounting for Stock-Based Compensation, encourages but does not require companies to record compensation cost for stock-based employee compensation awards at fair value. The Company has chosen to continue to account for employee stock options using the intrinsic value method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation cost for stock options granted to employees is measured as the excess, if any, of the value of the Company's stock as of the date of the grant over the amount an employee must pay to acquire the stock. Such compensation cost is amortized on a straight-line basis over the underlying vesting term of the option.

   Recent Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS 130, Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general-purpose financial statements. The Company will adopt SFAS 130 for its year ending December 31, 1998.

In June 1997, the FASB issued SFAS 131, Disclosure about Segments of an Enterprise and Related Information, which requires disclosure of segment data in a manner consistent with that used by an enterprise for internal management reporting and decision-making. SFAS 131 establishes requirements to report selected segment information quarterly and to report entity-wide disclosures about products and services, major customers and the material countries in which the entity holds assets and reports revenue.

VITAL IMAGES, INC.
NOTES TO FINANCIAL STATEMENTS

Management believes that it will report its operations as a single segment under SFAS 131. The Company will adopt SFAS 131 for its year ending December 31, 1998.

In October 1997, the Accounting Standards Executive Committee issued Statement of Position 97-2, Software Revenue Recognition (SOP 97-2), which provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions and supersedes SOP 91-1, Software Revenue Recognition. SOP 97-2 will become effective for the Company on January 1, 1998. Management does not anticipate that the adoption of SOP 97-2 will materially impact the Company's revenue recognition practices, financial position or results of operations.


(3)  SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

                                                                             DECEMBER 31,
                                                                  ---------------------------------
                                                                      1997                  1996
                                                                  ------------          -----------
PROPERTY AND EQUIPMENT CONSISTS OF:
     Furniture and fixtures                                       $   177,647           $   172,263
     Equipment                                                      1,922,852             1,221,678
     Computer software                                                227,338               154,673
     Leasehold improvements                                            23,048                23,048
                                                                  -----------           -----------
        Total property and equipment                                2,350,885             1,571,662
     Less accumulated depreciation and amortization                (1,352,938)             (858,458)
                                                                  -----------           -----------
        Property and equipment, net                               $   997,947           $   713,204
                                                                  ===========           ===========


   Non-Cash Financing Transactions

Effective November 1, 1996, Bio-Vascular assigned approximately $3,000,000 of marketable securities to Vital Images, along with the related accrued interest.


(4)  DEFERRED REVENUE

Deferred revenue consists of deferred maintenance contract revenue and also includes amounts received from Advanced Technology Laboratories, Inc. ("ATL") in August 1996 to enter into an exclusive development agreement with the Company. The agreement with ATL is a five-year agreement to co-develop the Company's 3D volume rendering technology for use in ATL's ultrasound imaging systems. The contract fee revenue of $300,000 received in 1996 from ATL is being amortized on a straight-line basis over the five-year term of the agreement.

VITAL IMAGES, INC.
NOTES TO FINANCIAL STATEMENTS

(5)  LEASE COMMITMENTS

The Company leases office facilities under a non-cancelable operating lease in Minneapolis, Minnesota expiring January 31, 2002. Under the terms of the lease the Company is also required to contribute to the cost of certain building improvements and operating costs. In addition, the Company leases office facilities in Fairfield, Iowa under a non-cancelable operating lease, which expires on June 1, 2000. Total rent expense, including charges for monthly operating costs, was $234,000 for the year ended December 31, 1997, $12,000 for the two months ended December 31, 1996 and $74,000 for each of the years ended October 31, 1996 and 1995.

Scheduled minimum lease payments are approximately as follows:

              1998                 $     220,000
              1999                       225,000
              2000                       185,000
              2001                       157,000
              2002                        13,000
                                   -------------
              Total                $     800,000
                                   =============


The lease on the Minneapolis facility also requires the Company to post a security deposit of up to $150,000 if, during the term of the lease, the Company's aggregate balance of cash and marketable securities falls below $3,000,000 or the Company's equity falls below $1,000,000.


 (6) EQUITY

    Change in Authorized Shares

Prior to the Distribution, Bio-Vascular, the Company's sole shareholder, approved an increase in the number of authorized shares of capital stock from 1,000 shares to 25,000,000 shares and the reservation of 5,000,000 of such shares as undesignated preferred stock, having such rights, preferences and designations as determined by the Board of Directors. As a result, the Company's authorized capital stock as of December 31, 1997 consists of 20,000,000 shares of common stock and 5,000,000 shares of preferred stock.

    Warrants

In connection with a 1995 stock offering and issuance of Bio-Vascular common stock, Bio-Vascular issued to the underwriter warrants to purchase 90,000 shares of Bio-Vascular common stock, at an exercise price of $16.375 per share. Under the agreement governing the Company's spin-off from Bio-Vascular (the "Distribution Agreement"), the Company is required to assume its respective obligations represented by such underwriter warrants and to issue 45,000 shares of its common stock upon the exercise thereof, based upon the spin-off distribution ratio of one share of the Company's common stock for each two shares of Bio-Vascular common stock. In exchange, the Distribution Agreement provides that the Company will receive a proportionate share of the exercise price set by the agreement. Accordingly, upon exercise of the warrants, the Company will receive proceeds of approximately $3.29

VITAL IMAGES, INC.
NOTES TO FINANCIAL STATEMENTS

per share and Bio-Vascular will receive proceeds of approximately $13.08 per share. The warrants are exercisable until September 1999. None of the warrants have been exercised as of December 31, 1997.

   Restricted Stock

Under certain compensation agreements, an arrangement which provides for awards of restricted common stock to key management was adopted by Bio-Vascular in 1992. Pursuant to the Distribution Agreement, Vital Images assumed its proportionate share of obligations represented by such restricted shares such that 25,375 restricted shares were issued by the Company on the Distribution Date in connection with the spin-off from Bio-Vascular. As of December 31, 1997, 12,683 shares of restricted stock, generally vesting over a period of one to three years, remain unearned by certain key Bio-Vascular employees.

   Rights Plan

In April 1997 the Company declared a dividend distribution of one Preferred Stock Purchase Right for each outstanding share of the Company's common stock (the "Rights"). With certain exceptions, the Rights become exercisable only in the event that (i) an acquiring party accumulates 15% or more of the Company's common stock, (ii) a party announces an offer to acquire 15% or more of the Company's common stock, or (iii) the acquisition of a substantial amount of the Company's common stock by a person whom the Board of Directors has determined is an Adverse Person as defined in the underlying Rights Agreement. Each Right entitles the holder to purchase one-thousandth of a share of the Company's Series A Junior Preferred Stock at a price of $20.00 (the "Exercise Price"). If a person or group becomes the beneficial owner of 15% or more of the Company's common stock or the Board of Directors determines that a person is an Adverse Person, each holder of a Right shall thereafter have the right to receive preferred stock having a fair market value equal to two times the Exercise Price. Upon the occurrence of certain mergers, combinations or acquisitions of the Company's assets, each holder of a Right shall thereafter have the right to receive that number of shares of common stock of the acquiring company which equals the Exercise Price of the Right divided by one-half of the current market price of such common stock as of the date of the occurrence of the event. The Company is generally entitled to redeem the Right at $.001 per Right at any time until ten days following the acquisition of 15% or more of the Company's common stock or ten days after the point at which the Company's Board of Directors determines that a person is an Adverse Person, as defined by the Rights Agreement. The Rights expire on April 30, 2007, if not previously redeemed or exercised.

   Stock Option Plans

In connection with the Distribution, Bio-Vascular, as the sole shareholder of the Company, approved and adopted several option plans and stand-alone option grants, which covered employees of both Vital Images and Bio-Vascular. The adopted plans include the Incentive Stock Option Adjustment Plan, the 1990 Management Incentive Stock Option Plan, the 1992 Directors' Option Adjustment Plan, the 1992 Stock Option Plan, and the 1995 Stock Incentive Adjustment Plan (collectively, the "Mirror Plans"). Each of these plans is intended to mirror the provisions of a corresponding Bio-Vascular plan that was in effect at the time of the Distribution. As each Bio-Vascular option plan generally provided for the termination of options following termination of employment, each of the Mirror Plans, as well as each of the stand-alone option grants (the "Mirror Grants"), were approved and adopted to provide that the Distribution would not cause a termination of any Vital Images employee for the purposes of such plans or option grant, and that Bio-Vascular options held by Vital Images employees following the Distribution would remain exercisable following the Distribution, so long as such employees remain employed by

VITAL IMAGES, INC.
NOTES TO FINANCIAL STATEMENTS

Vital Images or any subsidiary. Similar provisions were also adopted with respect to Vital Images options held by Bio-Vascular employees. On the Distribution Date, 608,534 options were issued in connection with the Mirror Plans and the Mirror Grants (collectively, the "Mirror Options"). These options have vesting periods ranging from less than one year up to four years and terms ranging from less than one year up to ten years. No additional grants may be made pursuant to any of the Mirror Plans.

In May 1997, Bio-Vascular, as the sole shareholder of the Company, approved and adopted the Vital Images, Inc. 1997 Stock Option and Incentive Plan (the "Stock Option Plan"), which became effective on the Distribution Date. Under the terms of the plan, the Board of Directors may grant options and other stock-based awards to key employees to purchase shares of the Company's common stock at an option exercise price equal to or greater than 85% of the fair market value on the date of grant. The options are exercisable at such times, in installments or otherwise, as the Board of Directors may determine. Generally, these options are incentive stock options with a term of eight years and are exercisable to 28% of the total grant one year after the date of grant and 2% per month thereafter. The total number of shares of common stock that may be issued or awarded under the Stock Option Plan may not exceed 675,000. As of December 31, 1997, there are 311,232 shares available for grant under the Stock Option Plan.

Also in May 1997, Bio-Vascular, as the sole shareholder of the Company, approved and adopted the Vital Images, Inc. 1997 Director Stock Option Plan (the "Director Plan") (together with the Stock Option Plan, the "1997 Plans"), which became effective on the Distribution Date. The Director Plan provides non-employee directors with automatic grants of stock options, and allows the Board of Directors to make additional discretionary option grants to any or all directors. Options that are granted under the Director Plan are generally granted with an option price equal to the fair market value on the date of grant, are non-qualified options and become exercisable in three equal annual installments beginning on the first occurring December 31 after the date of grant. The total number of shares of common stock that may be issued or awarded under the Director Plan may not exceed 75,000. As of December 31, 1997, there are no shares available for grant under the Director Plan.

Subsequent to December 31, 1997, the Board of Directors approved an increase of 250,000 common shares for the Stock Option Plan and an increase of 30,000 common shares for the Director Plan. These increases are subject to approval by the shareholders of the Company.

The following table summarizes stock option activity for 1997:



                                                                       Weighted-Average
                                                      Shares Under         Price Per
                                                         Option              Share
                                                    -----------------    ---------------
 Total outstanding as of December 31, 1996                     -                   -

 Mirror Options granted                                     608,534            $2.85
 Options granted under 1997 Plans                           482,268             2.34
 Options exercised                                             -                   -
 Options canceled                                          (143,784)            2.40
                                                          ---------           -------
 Total outstanding as of December 31, 1997                  947,018            $2.66
                                                          =========           =======

Various price ranges and weighted average information for options outstanding as of December 31, 1997 are as follows:

                                 SHARES UNDER OPTION OUTSTANDING                  SHARES UNDER OPTION EXERCISABLE
                       -----------------------------------------------------    -------------------------------------
                                           WEIGHTED
                                            AVERAGE
                           NUMBER          REMAINING             WEIGHTED            NUMBER              WEIGHTED
    RANGE OF           OUTSTANDING AS     CONTRACTUAL            AVERAGE         EXERCISABLE AS           AVERAGE
 EXERCISE PRICES       OF DEC 31, 1997       LIFE             EXERCISE PRICE     OF DEC 31, 1997      EXERCISE PRICE
------------------    ---------------- ----------------     ---------------    ----------------     ----------------

  $0.96 - $2.29            224,245        4.21 years              $1.67             179,045               $1.65
      $2.38                343,768        7.38 years              $2.38                -                    -
  $2.39 - $3.87            246,381        5.11 years              $2.80             137,949               $2.79
  $4.08 - $6.27            132,624        6.99 years              $4.79             120,589               $4.72
                           -------                                                  -------
  $0.96 - $6.27            947,018        5.98 years              $2.66             437,583               $2.86
                           =======                                                  =======


   Employee Stock Purchase Plan

The 1997 Employee Stock Purchase Plan (the "ESPP") was approved and adopted by Bio-Vascular, as the sole shareholder of the Company, in May 1997. The ESPP, which became effective on July 1, 1997, enables eligible employees to purchase the Company's common stock at 85% of the fair market value of the stock on the date an offering commences or on the date an offering terminates, whichever is lower. The ESPP covers an aggregate of up to 250,000 shares of common stock that can be issued and sold to participating employees of the Company through a series of three-month offerings, beginning July 1, 1997. The ESPP covers substantially all employees, subject to certain limitations. Each employee may elect to have up to 10% of his or her base pay withheld and applied toward the purchase of shares in each such offering. Purchases under the ESPP for 1997 were 15,776 shares generating proceeds to the Company of $20,648 at an average purchase price of $1.31. As of December 31, 1997, there are 234,224 shares of common stock reserved for purchases under the ESPP.

   Stock-Based Compensation

The Company has adopted the disclosure-only provisions of SFAS No. 123 for stock-based employee compensation. If compensation cost for the Mirror Options, the ESPP, the Stock Option Plan and the Director Plan been determined based on the fair value on the grant dates for awards in 1997 consistent with the provisions of SFAS No. 123, the Company's net loss and net loss per share for 1997 would have been increased to the pro forma amounts indicated below:


            Net loss                   As reported           $ (4,773,820)
                                       Pro forma             $ (5,009,000)

            Net loss per share -       As reported           $ (1.00)
            basic and diluted          Pro forma             $ (1.05)

The 1997 pro forma loss includes the compensation costs related to the granting of the Mirror Options, which were granted in connection with the Company's spin-off from Bio-Vascular. The 1997 pro forma loss would have been lower had the Company recorded, in years prior to 1997, the pro forma compensation cost associated with the Mirror Options in the same year as the underlying Bio-Vascular options were originally granted by Bio-Vascular.

VITAL IMAGES, INC.
NOTES TO FINANCIAL STATEMENTS

The weighted average fair value of options granted during 1997 was:

                  Mirror Options                                       $1.21
                  Options under ESPP                                   $0.26
                  Options under the 1997 Plans                         $1.44

The weighted average fair value was based on the fair value of each Mirror Option on the Distribution Date and the fair value of options under the 1997 Plans on the date of grant. The fair value of options under the ESPP was based on the 15 percent purchase discount. The fair value of the Mirror Options and options under the 1997 Plans was calculated using the Black-Sholes option pricing model with the following weighted average assumptions:

                    Expected option life                           4.4 years
                    Expected volatility factor                    60.1%
                    Expected dividend yield                          0%
                    Risk-free interest rate                       6.42%

The pro forma effect on the net loss for 1997 is not necessarily representative of the pro forma effect that may occur on the net earnings (loss) of future periods.

(7)  INCOME TAXES

The income tax provision, if any, for each of the periods presented represents state minimum taxes. As of December 31, 1997 the Company has net operating loss carryforwards of approximately $7,667,000 for income tax purposes and unused research and development credits of approximately $346,000, which expire in varying amounts from 2004 to 2012. For financial reporting purposes, a valuation allowance has been established to completely reserve for the deferred tax assets related to those carryforwards.

As a result of Bio-Vascular's acquisition of the Company in May 1994, the Company experienced an ownership change as defined by the Internal Revenue Code (the "Code"). Under the Code, the amount of pre-acquisition net operating loss carryforwards and research and development credits that can be used to offset future taxable income and income taxes will be limited. As of the date of the Company's acquisition by Bio-Vascular, the Company had approximately $1,600,000 of net operating loss carryforwards and approximately $137,000 of research and experimentation credits, both of which will be subject to limitation under the Code.

The significant components of the Company's tax-effected net deferred tax assets are:

                                                             DECEMBER 31,       DECEMBER 31,
                                                                  1997            1996
                                                                  ----            ----

Net operating loss carryforwards                                $ 3,067,000    $ 1,288,000
Research tax credit carryforwards                                   346,000        254,000
Amortization of deferred compensation                               230,000         54,000
Deferred revenue                                                     87,000        146,000
Other, net                                                           52,000         32,000
                                                                -----------    -----------
Net deferred tax assets before valuation allowance                3,782,000      1,774,000
Less valuation allowance                                         (3,782,000)    (1,774,000)
                                                                -----------    -----------
Net deferred tax assets                                          $    - 0 -     $    - 0 -
                                                                ===========    ===========

VITAL IMAGES, INC.
NOTES TO FINANCIAL STATEMENTS

(8)   MAJOR CUSTOMERS AND GEOGRAPHIC DATA

                                                                                                          PERCENTAGE
                                                                                                             OF
                                                 SIGNIFICANT                            PERCENTAGE OF      ACCOUNTS
                                                 CUSTOMER                 REVENUE       TOTAL REVENUE     RECEIVABLE
                                                 ------------            ---------      -------------     -----------
Year ended December 31, 1997                     CogniSeis              $  313,000          26%                 -
                                                 Development, Inc.

Two months ended December 31, 1996               Advanced Technology        10,000          15%                 -
                                                 Labs
                                                 Stanford University         8,000          12%                 6%

Year ended October 31, 1996                      Mitsubishi                 99,000          11%                 9%
                                                 Chemical

Year ended October 31, 1995                      CogniSeis               1,782,000          62%                 -
                                                 Development, Inc.

In August 1995, the Company entered into a source code license agreement with CogniSeis Development, Inc. ("CogniSeis") granting CogniSeis a worldwide, exclusive license for use in oil and gas exploration applications. Under the agreement, CogniSeis became both the exclusive developer and marketer of VoxelGeo(R). Upon validation of the source code, the Company received a one-time license fee payment of $1,500,000 during fiscal 1995. In addition, the Company also receives royalty payments based upon cash collections from sales of VoxelGeo software by CogniSeis. These royalty payments will cease on January 1, 2001 or when the aggregate amount of royalties received equals $2,000,000, whichever occurs earlier. During 1997, the Company received royalty payments of $313,000. No royalty payments were received prior to 1997.

The Company's accounts receivable is generally concentrated with a small base of customers. As of December 31, 1997, six customers accounted for 73% of accounts receivable, while as of December 31, 1996, three customers accounted for 58% of accounts receivable.

Export revenue amounted to 18% of total revenue for the year ended December 31, 1997, 27% for the two months ended December 31, 1996, and 13% and 39% for the years ended October 31, 1996 and 1995, respectively. Substantially all of the Company's export sales are negotiated, invoiced and paid in U.S. dollars.

Export sales by geographic area are summarized as follows:


                                                                                                FOR THE YEARS
                                             FOR THE YEAR           FOR THE TWO                     ENDED
                                                ENDED              MONTHS ENDED                   OCTOBER 31,
                                             DECEMBER 31,          DECEMBER 31,        --------------------------------
                                                 1997                  1996                1996              1995
                                          -------------------    ------------------    -------------- -----------------

Europe and Middle East                         $146,000              $ 4,000           $111,000           $115,000
Asia and Pacific Region                          45,000               14,000            144,000            210,000
Canada, Mexico and others                        26,000                 -                 6,000             56,000

VITAL IMAGES, INC.
NOTES TO FINANCIAL STATEMENTS

(9)  EMPLOYEE BENEFIT PLAN

During 1997, the Board of Directors adopted the Vital Images, Inc. Salary Savings Plan (the "Plan"), which is intended to qualify under Section 401(k) of the Internal Revenue Code, as amended. The Plan covers substantially all employees. Each employee may elect to contribute to the Plan through payroll deductions up to 15% of his or her salary, subject to certain limitations. At the discretion of the Board of Directors, the Company may make matching contributions equal to a percentage of the salary reduction contributions or other discretionary amounts. There were no contributions to the Plan by the Company for 1997.

                                   SCHEDULE II


VITAL IMAGES, INC.
VALUATION AND QUALIFYING ACCOUNTS


                                                        BALANCE AS OF        CHARGES TO                                  BALANCE
                                                          BEGINNING           COST AND                                  AS OF END
DESCRIPTION                                               OF PERIOD           EXPENSES            DEDUCTIONS            OF PERIOD
-------------------------------------------------      ----------------     -------------       ---------------       --------------


Allowance for doubtful accounts:

   Year ended December 31, 1997                             $49,500             $12,452              $21,952              $40,000
                                                            =======             =======              =======              =======

   Two months ended December 31, 1996                       $48,800             $   700              $    -               $49,500
                                                            =======             =======              =======              =======

   Year ended October 31, 1996                              $20,000             $36,592              $ 7,792              $48,800
                                                            =======             =======              =======              =======

   Year ended October 31, 1995                              $10,000             $32,863              $22,863              $20,000
                                                            =======             =======              =======              =======


                               VITAL IMAGES, INC.
                                    FORM 10-K

                                INDEX TO EXHIBITS

ITEM NO.       DESCRIPTION
--------       -----------

     3.1 Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's registration statement on Form 10 (File No. 0-22229)).

     3.2 By-laws of the Company (incorporated by reference to Exhibit 3.2 to the Company's registration statement on Form 10 (File No. 0-22229)).

     4.1       Articles of Incorporation of the Company (See Exhibit 3.1).

     4.2       By-laws of the Company (See Exhibit 3.2).

     4.3 Form of common stock Certificate of the Company (incorporated by reference to Exhibit 4.3 to the Company's registration statement on Form 10 (File No. 0-22229)).

     4.4 Rights Agreement, dated effective as of May 1, 1997 between the Company and American Stock Transfer and Trust Company, which includes as Exhibit B the form of Rights Certificate (incorporated by reference to Exhibit 4.4 to the Company's registration statement on Form 10 (File No. 0-22229)).

     4.5 Certificate of Designation, Preferences and Rights of Series A Junior Preferred Stock of the Company (incorporated by reference to Exhibit 4.5 to the Company's registration statement on Form 10 (File No. 0-22229)).

    10.1 Form of Distribution Agreement, effective as of May 2, 1997 between Bio-Vascular, Inc. and the Company (incorporated by reference to Exhibit 10.1 to the Company's registration statement on Form 10 (File No. 0-22229)).

    10.2 Form of Employee Benefits Agreement, effective as of May 2, 1997, between Bio-Vascular, Inc. and the Company (incorporated by reference to Exhibit 10.2 to the Company's registration statement on Form 10 (File No. 0-22229)).

    10.3 Form of Tax Sharing Agreement, effective as of May 2, 1997, between Bio-Vascular, Inc. and the Company (incorporated by reference to Exhibit 10.3 to the Company's registration statement on Form 10 (File No. 0-22229)).

    10.4 Form of Transition Services Agreement, effective as of May 2, 1997 between Bio-Vascular, Inc. and the Company (incorporated by reference to Exhibit 10.4 to the Company's registration statement on Form 10 (File No. 0-22229)).

    10.5 Incentive Stock Option Adjustment Plan (incorporated by reference to Exhibit 10.5 to the Company's registration statement on Form 10 (File No. 0-22229)).

    10.6 1990 Stock Option Plan (incorporated by reference to Exhibit 10.6 to the Company's registration statement on Form 10 (File No. 0-22229)).

    10.7 1992 Stock Option Plan (incorporated by reference to Exhibit 10.7 to the Company's registration statement on Form 10 (File No. 0-22229)).

    10.8 1992 Director Stock Option Adjustment Plan (incorporated by reference to Exhibit 10.8 to the Company's registration statement on Form 10 (File No. 0-22229)).

    10.9 1995 Stock Incentive Adjustment Plan (incorporated by reference to Exhibit 10.9 to the Company's registration statement on Form 10 (File No. 0-22229)).

    10.10      Employee Stock Purchase Plan (incorporated by reference to
               Exhibit 10.10 to the Company's registration statement on Form 10 (File No. 0-22229)).

    10.11 1997 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.11 to the Company's registration statement on Form 10 (File No. 0-22229)).

    10.12      1997 Director Stock Option Plan (incorporated by reference to
               Exhibit 10.12 to the Company's registration statement on Form 10 (File No. 0-22229)).

    10.13      Stock Option Adjustment Agreement between the Company and Andrew
               M. Weiss (incorporated by reference to Exhibit 10.13 to the Company's registration statement on Form 10 (File No. 0-22229)).

    10.14 License Agreement dated August 25, 1995 between the Company and CogniSeis Development, Inc. (incorporated by reference to Exhibit
               10.14 to the Company's registration statement on Form 10 (File No. 0-22229)).

    10.15 Lease agreement dated May 14, 1993, as amended April 15, 1997, between Vital Images, Inc. and Douglas Green IRA Trust (incorporated by reference to Exhibit 10.15 to the Company's registration statement on Form 10 (File No. 0-22229)).

    10.16 Lease Agreement dated January 31, 1997 between ACKY - 3100 Lake Limited Partnership and the Company (incorporated by reference to Exhibit 10.16 to the Company's registration statement on Form 10 (File No. 0-22229)).

    10.17 Form of Change in Control Agreement between the Company and Andrew M. Weiss, Vincent J. Argiro, Ph.D., David A. Davis, Gregory S. Furness and Jay D. Miller (incorporated by reference to Exhibit 10.17 to the Company's registration statement on Form 10 (File No. 0-22229)).

    10.18 Joint Development Agreement dated August 14, 1996 between the Company and ATL Ultrasound, Inc.* (incorporated by reference to
               Exhibit 10.18 to the Company's registration statement on Form 10 (File No. 0-22229)).

    10.19 Sales and Marketing Agreement dated August 14, 1996 between the Company and ATL Ultrasound, Inc.* (incorporated by reference to
               Exhibit 10.19 to the Company's registration statement on Form 10 (File No. 0-22229)).

    10.20 Software License Agreement dated August 1, 1997 between the Company and Duke University (filed herewith electronically).

    10.21 Severance Agreement dated February 13, 1998 between the Company and Mr. Weiss (filed herewith electronically).

    10.22 Employment Agreement dated February 1, 1998 between the Company and Douglas M. Pihl (filed herewith electronically).

    10.23 Non-qualified Stock Option Agreement dated February 24, 1998 between the Company and Douglas M. Pihl (filed herewith electronically).

    23.1 Consent of Coopers & Lybrand L.L.P., dated March 27, 1998 (filed herewith electronically).

    27.1       Financial Data Schedule (filed herewith electronically).

* Portions of such exhibit are subject to a request for confidential treatment filed with the Commission by the Registrant.