Form 10-Q
period 1998-03-31
VITAL IMAGES INC
filed 1998-05-12
CIK 912888

________________________________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
________________________________________________________________________________


                                   FORM 10-Q

   [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1998
                                       OR
   [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   For the transition period from ___ to ___

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X___ No _____


              ___________________________________________________



On May 8, 1998, there were 4,815,486 shares of the Registrant's common stock, par value $.01 per share, outstanding.

                               VITAL IMAGES, INC.
                               ------------------
                                   FORM 10-Q
                                 MARCH 31, 1998



                               TABLE OF CONTENTS


                                                                           Page
                                                                          Number
                                                                          ------


PART I.  FINANCIAL INFORMATION



         Item 1.  Financial Statements

                  Balance Sheets as of March 31, 1998 and December 31, 1997 ...3

                  Statements of Operations for the Three Months Ended
                     March 31, 1998 and 1997 ..................................4

                  Statements of Cash Flows for the Three Months Ended
                     March 31, 1998 and 1997 ..................................5

                  Notes to Financial Statements ...............................6

         Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations ......................8



PART II.  OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K ...........................13


SIGNATURES ...................................................................14


INDEX TO EXHIBITS ............................................................15

-------------------------------------------------------------------------------

                          PART I. FINANCIAL INFORMATION
-------------------------------------------------------------------------------

ITEM 1. FINANCIAL STATEMENTS

VITAL IMAGES, INC.
BALANCE SHEETS
AS OF MARCH 31, 1998 AND DECEMBER 31, 1997

----------------------------------------------------------------------------------------------------------------
                                                                              MARCH 31,           DECEMBER 31,
                                                                                 1998                 1997
                                                                             -----------          ------------
                                                                             (UNAUDITED)
ASSETS
Current assets:
     Cash and cash equivalents                                                $    314,382      $     448,377
     Marketable securities                                                       5,180,951          5,963,464
     Accounts receivable, net of allowance for doubtful accounts of $60,000 and $40,000 as of March 31, 1998 and December
      31, 1997, respectively                                                       391,493            581,130
     Prepaid expenses and other current assets                                     233,975            264,826
                                                                         -------------------- --------------------
         Total current assets                                                    6,120,801          7,257,797
Property and equipment, net                                                        941,810            997,947
Patent costs                                                                        40,267             40,267
                                                                         -------------------- --------------------
         TOTAL ASSETS                                                         $  7,102,878      $   8,296,011
                                                                         ==================== ====================


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                         $    252,323      $     203,579
     Accrued payroll                                                               191,635            322,572
     Deferred revenue                                                              235,412            212,556
     Other current liabilities                                                     125,823            104,003
                                                                         -------------------- --------------------
         Total current liabilities                                                 805,193            842,710
Deferred revenue                                                                   180,992            200,107
                                                                         -------------------- --------------------
         Total liabilities                                                         986,185          1,042,817

Shareholders' equity:
    Preferred stock: authorized 5,000,000 shares of $.01 par value;
     none issued or outstanding as of March 31, 1998 and December 31,
     1997                                                                           -                  -
    Common stock: authorized 20,000,000 shares of $.01 par
     value; issued and outstanding, 4,812,201 shares as of March
     31, 1998 and 4,806,561 shares as of December 31, 1997                          48,122             48,066
    Additional paid-in capital                                                  18,016,146         18,006,824
    Accumulated deficit                                                        (11,947,575)       (10,801,696)
                                                                         -------------------- --------------------
         Total shareholders' equity                                              6,116,693          7,253,194
                                                                         -------------------- --------------------

         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $  7,102,878      $   8,296,011
                                                                         ==================== ====================

(The accompanying notes are an integral part of the interim financial statements.)

VITAL IMAGES, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997

-------------------------------------------------------------------------------------------------------------------
                                                                                        FOR THE THREE
                                                                                        MONTHS ENDED
                                                                                          MARCH 31,
                                                                               1998                     1997
                                                                               ----                     ----
                                                                                         (UNAUDITED)
Revenue:
     License fees                                                          $     472,853           $       76,999
     Maintenance and services                                                     93,680                   79,089
     Hardware                                                                    199,332                     -
                                                                         ------------------      --------------------
         Total revenue                                                           765,865                  156,088

Cost of revenue:
     License fees                                                                 36,446                   21,833
     Maintenance and services                                                     24,411                     -
     Hardware                                                                    158,020                     -
                                                                         ------------------      --------------------
         Total cost of revenue                                                   218,877                   21,833

              Gross margin                                                       546,988                  134,255

Operating expenses:
     Sales and marketing                                                         639,714                  390,822
     Research and development                                                    529,321                  423,186
     General and administrative                                                  600,135                  307,086
                                                                         ------------------      --------------------
         Total operating expenses                                              1,769,170                1,121,094

              Operating loss                                                  (1,222,182)                (986,839)

Interest income                                                                   79,421                  114,179
                                                                         ------------------      --------------------

Loss before income taxes                                                      (1,142,761)                (872,660)
Income taxes                                                                       3,118                      500
                                                                         ------------------      --------------------

Net loss                                                                   $  (1,145,879)             $  (873,160)
                                                                         ==================      ====================


Net loss per share - basic and diluted                                     $       (0.24)             $     (0.18)
                                                                         ==================      ====================

Weighted average common shares outstanding - basic and diluted                 4,804,736                4,750,578
                                                                         ==================      ====================

(The accompanying notes are an integral part of the interim financial statements.)

VITAL IMAGES, INC.
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997

-----------------------------------------------------------------------------------------------------------------------
                                                                                          FOR THE THREE
                                                                                          MONTHS ENDED
                                                                                            MARCH 31,
                                                                                  1998                     1997
                                                                                  ----                     ----
                                                                                           (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                  $(1,145,879)           $     (873,160)
     Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation and amortization                                             118,740                    57,326
         Stock-based compensation                                                    -                        30,300
         Provision for uncollectible accounts receivable                            20,000                       952
         Changes in operating assets and liabilities:
             Accounts receivable                                                   169,637                     6,604
             Prepaid expenses and other current assets                              30,851                    36,726
             Accounts payable                                                       48,744                   (26,671)
             Deferred revenue                                                        3,741                   (73,765)
             Accrued payroll and other liabilities                                (109,117)                    2,974
                                                                          ---------------------    ---------------------
                Net cash used in operating activities                             (863,283)                 (838,714)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property and equipment                                           (62,603)                 (141,649)
     Additions to patent costs                                                       -                        (3,048)
     Investments in marketable securities                                       (3,717,487)                     -
     Maturities of marketable securities                                         4,500,000                      -
                                                                          ---------------------    ---------------------
                Net cash provided by (used in) investing activities                719,910                  (144,697)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net investment by Bio-Vascular                                                  -                        (3,205)
     Purchases of common stock under Employee Stock Purchase Plan                    9,378                      -
                                                                          ---------------------    ---------------------
                Net cash provided by (used in) financing activities                  9,378                    (3,205)

NET DECREASE IN CASH AND CASH EQUIVALENTS                                         (133,995)                 (986,616)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                     448,377                 6,481,067
                                                                          ---------------------    ---------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                      $    314,382            $    5,494,451
                                                                          =====================    =====================

(The accompanying notes are an integral part of the interim financial statements.)

VITAL IMAGES, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

(1) BASIS OF PRESENTATION:


The accompanying unaudited financial statements of Vital Images, Inc. ("Vital Images" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary, including items of a normal recurring nature, for a fair presentation have been included. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.
These financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.


(2) SPIN-OFF OF VITAL IMAGES:

On May 12, 1997, Bio-Vascular, Inc. ("Bio-Vascular"), the former parent company of Vital Images, distributed all of the shares of Vital Images to the shareholders of Bio-Vascular (the "Distribution"), and on that date Vital Images began operating as an independent public company. All Bio-Vascular shareholders of record as of May 5, 1997 received one share of Vital Images common stock for each two shares of Bio-Vascular stock held on that date, and cash in lieu of fractional shares.


(3) REVENUE RECOGNITION:

Effective January 1, 1998 the Company adopted Statement of Position 97-2, Software Revenue Recognition ("SOP 97-2"), which provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions and supersedes SOP 91-1, Software Revenue Recognition. The adoption of SOP 97-2 did not materially impact the Company's revenue recognition practices, financial position or results of operations during the first quarter of 1998 and would not have materially impacted the revenue recognition practices, financial position or results of operations of the quarter ended March 31, 1997.

VITAL IMAGES, INC.
NOTES TO FINANCIAL STATEMENTS--CONTINUED
--------------------------------------------------------------------------------


(4) MAJOR CUSTOMERS AND GEOGRAPHIC DATA:

                                                                                    Percentage of
                                            Significant                                Accounts
                                             Customer                  Revenue        Receivable
                                             --------                  -------        ----------
Three months ended               Toshiba America Medical Systems,     $ 329,000          39%
  March 31, 1998                               Inc.
                                    CogniSeis Development, Inc.       $ 153,000           -

Three months ended                Duke University Medical Center      $  18,000           4%
  March 31, 1997

The Company's accounts receivable are generally concentrated with a small base of customers. As of March 31, 1998, three customers accounted for 65% of accounts receivable, while as of December 31, 1997, six customers accounted for 73% of accounts receivable.

Export revenue amounted to 3% and 31% of total revenue for the three months ended March 31, 1998 and 1997, respectively. Substantially all of the Company's export revenue is negotiated, invoiced and paid in U.S. dollars. Gross export revenue by geographic area is summarized as follows:

                                                          Three Months Ended
                                                                March 31,
                                                         ----------------------
                                                             1998         1997
                                                             ----         ----
Europe and Middle East.................................. $  16,000    $  28,000
Asia and Pacific Region.................................     4,000       16,000
Canada, Mexico and others...............................     2,000        4,000



(5) NET LOSS PER SHARE:


For the three months ended March 31, 1998, net loss per share is computed using the weighted average common shares outstanding during the period. Common share equivalents are not included in the net loss per share calculations, since they are anti-dilutive. Warrants and options to purchase common stock, 1,462,211 outstanding as of March 31, 1998, could potentially dilute basic earnings per share in future periods if the Company generates net income.


For the three months ended March 31, 1997, the weighted average common shares outstanding used in the net loss per share calculation is one-half of the weighted average of Bio-Vascular common shares outstanding based on the distribution of one share of the Company's common stock for each two shares of Bio-Vascular's common stock pursuant to the Distribution. Common share equivalents are not included in the net loss per share calculation, since they are anti-dilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW


On May 12, 1997 (the "Distribution Date"), Bio-Vascular, the former parent company of Vital Images, distributed all of the shares of Vital Images to the shareholders of Bio-Vascular (the "Distribution"), and on that date Vital Images began operating as an independent public company. All Bio-Vascular shareholders of record as of May 5, 1997 received one share of Vital Images common stock for each two shares of Bio-Vascular stock held on that date, and cash in lieu of fractional shares.

In anticipation of the Distribution, Bio-Vascular assigned to Vital Images, $10,000,000 in cash, cash equivalents and marketable securities, effective November 1, 1996. On the Distribution Date, Bio-Vascular contributed to Vital Images an additional $1,845,000 in cash equivalents in order to restore Vital Images' cash, cash equivalents and marketable securities balance to $10,000,000.

On July 17, 1997, the Board of Directors of the Company adopted a resolution changing the Company's fiscal year end from October 31 to December 31 of each year. This quarterly report on Form 10-Q contains unaudited financial statements for the three months ended March 31, 1998 and the comparable period of the prior calendar year.



COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1998 WITH THE THREE MONTHS ENDED MARCH 31, 1997


Revenue was $766,000 compared to $156,000, a 391% increase. This increase was primarily the result of system and software revenue of $488,000 from shipments of Vitrea, the Company's new medical visualization product released in October of 1997. It is expected that revenue will continue to increase in future quarters due to increased sales of Vitrea software and systems. However, actual results could vary materially from the foregoing forward-looking statement as a result of lower than expected demand for the Vitrea product or the timing of future releases of Vitrea software.

The gross margin percentage decreased from 86% to 71%, primarily as a result of Vitrea system sales increasing as a proportion of the Company's product mix.
The Vitrea system, consisting of Vitrea software and third party hardware and peripherals, is designed to offer end users an integrated visualization system. The Company receives only a nominal discount in purchasing the third party hardware and peripheral components of the Vitrea system and the Company's gross margin on the resale of these system components approximates its discount. The Company anticipates that as Vitrea systems continue as a significant proportion of the Company's product mix, the overall gross margin percentage will approximate the results of this quarter. This forward-looking statement will be influenced primarily by vendor discounts on the third party hardware and peripheral components of the Vitrea system and on the Company's product mix.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS-CONTINUED
--------------------------------------------------------------------------------


Sales and marketing expenses increased to $640,000 from $391,000, a 64% increase. The increase was primarily due to increased compensation costs, including the addition of a Director of Sales in March 1998 and a full quarter of compensation expense for the Vice President of Marketing and Business Development hired in February 1997, increased costs due to increases in the Company's customer support infrastructure, as well as travel expenses related to the marketing and promotion of the Vitrea product. The Company expects sales and marketing costs to increase in future periods as a result of the cost of additional sales and customer support personnel.

Research and development expenses increased 25% to $529,000 from $423,000. The increase was primarily due to increased compensation costs resulting from increased staffing for the development of the Vitrea product. In addition, depreciation and other expenses related to staffing also increased due to increased development efforts for Vitrea software. The Company anticipates that such costs will increase in future periods as future releases of Vitrea software are developed, but at a rate less than the increase for the three months ended March 31, 1998 as compared with the three months ended March 31, 1997.

General and administrative expenses increased from $307,000 to $600,000, a 95% increase. The increase was primarily due to a charge of $180,000 in connection with the resignation of the Company's former Chief Executive Officer. In addition, increases in the Company's administrative infrastructure, and the incremental costs associated with becoming an independent public company contributed to the increase in expenses. During the three months ended
March 31, 1997, the Company leased new corporate offices resulting in increased rent expense, increased its purchases of property and equipment resulting in increased depreciation, and incurred costs for legal and investor relations expenses as a result of becoming an independent public company. Finally, compensation costs increased as a result of increased staffing, including a full quarter of compensation expense for the Chief Financial Officer hired in February 1997. The Company believes that, excluding the $180,000 discussed above, general and administrative costs will increase in future periods primarily due to increased compensation expense for 1997 hires that will be present for the entire year and administrative costs associated with being an independent public company.

The increased expenses attributable to the continuing development of the Company's management team and infrastructure and the development and promotion of Vitrea, resulted in an operating loss of $1,222,000 for the three months ended March 31, 1998, compared with an operating loss of $987,000 for the three months ended March 31, 1997.

Interest income was $79,000 for the three months ended March 31, 1998 compared with $114,000 for the comparable period in 1997. The decrease in interest income during the three months ended March 31, 1998 was due to a lower balance of cash, cash equivalents and marketable securities as a result of the use of cash to fund the Company's operations.

The income tax provisions for the three months ended March 31, 1998 and 1997 consist solely of certain state minimum fees. A valuation allowance has been established to completely reserve for the deferred tax assets of the Company.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--CONTINUED
--------------------------------------------------------------------------------


LIQUIDITY AND CAPITAL RESOURCES


In anticipation of the Distribution, Bio-Vascular assigned to Vital Images, $10,000,000 in cash, cash equivalents and marketable securities, effective November 1, 1996. On the Distribution Date, Bio-Vascular contributed to Vital Images an additional $1,845,000 in cash equivalents in order to restore Vital Images' cash, cash equivalents and marketable securities balance to $10,000,000.

If the Company's operations progress as anticipated, of which there can be no assurance, management believes that its cash, cash equivalents and marketable securities should be sufficient to satisfy its cash requirements for at least the next twelve months. The timing of the Company's future capital requirements, however, will depend on a number of factors, including the ability and willingness of physicians to use three-dimensional visualization software in clinical diagnosis, surgical planning patient screening and other diagnosis and treatment protocols; the ability of the Company to build an effective sales and distribution channel; the impact of competition in the medical visualization business; and the ability to enhance existing products and develop new products on a timely basis. If the Company's operations do not progress as anticipated, additional capital will be required sooner. There can be no assurance that any required additional capital will be available on acceptable terms or at all, and the failure to obtain any such required capital would have a material adverse effect on the Company's business.

For the three months ended March 31, 1998 and 1997, cash used by operating activities was $863,000 and $839,000, respectively. The Company invested $63,000 and $142,000 in property and equipment during the three months ended March 31, 1998 and 1997, respectively, primarily for the acquisition of computer equipment. The Company used $3,717,000 to purchase marketable securities and had $4,500,000 of marketable securities mature during the three months ended March 31, 1998.

The Company has no material commitments at this time other than facility leases and expected employment contracts, but will be using cash in the near term as it continues to develop the market for its products and its channels of distribution.


FOREIGN CURRENCY TRANSACTIONS


Substantially all of the Company's foreign transactions are negotiated, invoiced and paid in U.S. dollars.


YEAR 2000 ISSUES

Many computer systems experience problems handling dates beyond the year 1999. Therefore, some computer hardware and software will need to be modified prior to the year 2000 in order to remain functional. The Company is assessing the internal readiness of its computer systems and the compatibility of its products sold to customers for handling the year 2000. In addition, the Company is assessing the readiness of third-parties (e.g., customers and suppliers) which interact with the Company's systems. The Company plans to devote the necessary resources to resolve all significant year 2000 issues in a timely manner. Based on management's current assessment, it does not believe that the cost of such actions will have a material effect on the Company's results of operations or financial condition, in part because the Company's principal product has only recently been introduced and was developed to be year 2000 functional. However, there can be no assurance that year 2000 issues will not arise which relate to the Company's suppliers or the integration of the Company's products into the systems of its customers.


NEW ACCOUNTING STANDARD


Effective January 1, 1998 the Company adopted Statement of Position 97-2, Software Revenue Recognition ("SOP 97-2"), which provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions and supersedes SOP 91-1, Software Revenue Recognition. The adoption of SOP 97-2 did not materially impact the Company's revenue recognition practices, financial position or results of operations during the first quarter of 1998 and would not have materially impacted the revenue recognition practices, financial position or results of operations of the quarter ended March 31, 1997.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--CONTINUED
--------------------------------------------------------------------------------

CERTAIN IMPORTANT FACTORS

This Form 10-Q contains certain forward-looking statements and information that are based on management's beliefs, as well as on assumptions made by, and upon information currently available to, management. When used in this Form 10-Q, the words "expect," "anticipate," "intend," "plan," "believe," "seek," and "estimate" or similar expressions are intended to identify such forward-looking statements. However, this Form 10-Q also contains other forward-looking statements. Forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions, including, but not limited to, the following factors, which could cause the Company's future results and shareholder values to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company: the early stage of the industry and business in which the Company operates, the Company's transition to an independent medical visualization business, the extent to which the Company's products gain market acceptance, litigation regarding patent and other intellectual property rights, the introduction of competitive products by others, dependence on major customers, the progress of product development, the availability of third-party reimbursement, and the receipt and timing of regulatory approvals and other factors detailed from time to time in the Company's filings with the Securities and Exchange Commission, including those set forth under the heading "Important Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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

None.


ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K



(a)  Exhibits.   The exhibits to this quarterly report on Form 10-Q are listed in the exhibit index beginning on page 15


(b) Form 8-K. The Company filed no reports on Form 8-K during the three months ended March 31, 1998.

SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    VITAL IMAGES, INC.



May 12, 1998                 /s/  Gregory S. Furness
                             ------------------------------------------
                                  Gregory S. Furness
                                  Vice President of Finance and
                                  Chief Financial Officer
                                  (Principal Financial Officer)

VITAL IMAGES, INC.
INDEX TO EXHIBITS
--------------------------------------------------------------------------------


10.5  Incentive Stock Option Adjustment Plan (filed herewith electronically) (1)


10.10 Employee Stock Purchase Plan (filed herewith electronically) (2)

27.1 Financial Data Schedule for the Three Months Ended March 31, 1998 (filed herewith electronically)


      (1) Document is being re-filed to replace and correct Exhibit 10.5 to the Company's Registration Statement on Form 10 (File No. 0-22229)

      (2) Document is being re-filed to correct typographical error in authorized shares referred to in Exhibit 10.10 to the Company's Registration Statement on Form 10 (file No. 0-22229)