Form 10-Q
period 1998-06-30
VITAL IMAGES INC
filed 1998-08-12
CIK 912888

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
--------------------------------------------------------------------------------


                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1998
                                       OR
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                    For the transition period from ___ to ___

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X___ No _____

               ---------------------------------------------------

On August 4, 1998, there were 4,860,504 shares of the registrant's common stock, par value $.01 per share, outstanding.

                               VITAL IMAGES, INC.
                                    FORM 10-Q
                                  JUNE 30, 1998



                                TABLE OF CONTENTS

                                                                                               Page
                                                                                              Number
                                                                                              ------
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Balance Sheets as of June 30, 1998 and December 31, 1997 ........................3

                  Statements of Operations for the Three and Six Months Ended
                    June 30, 1998 and 1997 ........................................................4

                  Statements of Cash Flows for the Six Months Ended
                    June 30, 1998 and 1997 ........................................................5

                  Notes to Financial Statements ...................................................6

         Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations ...........................................8

PART II.  OTHER INFORMATION

         Item 5.  Other Information ..............................................................13

         Item 6.  Exhibits and Reports on Form 8-K ...............................................13

SIGNATURES .......................................................................................14

INDEX TO EXHIBITS ................................................................................15


--------------------------------------------------------------------------------
                          PART I. FINANCIAL INFORMATION
--------------------------------------------------------------------------------

ITEM 1. FINANCIAL STATEMENTS

VITAL IMAGES, INC.
BALANCE SHEETS
AS OF JUNE 30, 1998 AND DECEMBER 31, 1997
--------------------------------------------------------------------------------

                                                                                     JUNE 30,      DECEMBER 31,
                                                                                       1998           1997
                                                                                   ------------    ------------
                                                                                    (UNAUDITED)
ASSETS
Current assets:
     Cash and cash equivalents                                                     $  1,022,017    $    448,377
     Marketable securities                                                            3,720,872       5,963,464
     Accounts receivable, net of allowance for doubtful accounts of
       $53,000 and $40,000 as of June 30, 1998 and December 31, 1997, respectively      582,199         581,130
     Prepaid expenses and other current assets                                          211,927         264,826
                                                                                   ------------    ------------
          Total current assets                                                        5,537,015       7,257,797
Property and equipment, net                                                             956,702         997,947
Patent costs                                                                             46,044          40,267
                                                                                   ------------    ------------
          TOTAL ASSETS                                                             $  6,539,761    $  8,296,011
                                                                                   ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                              $    257,333    $    203,579
     Accrued payroll                                                                    273,295         322,572
     Deferred revenue                                                                   258,463         212,556
     Other current liabilities                                                          187,697         104,003
                                                                                   ------------    ------------
          Total current liabilities                                                     976,788         842,710
Deferred revenue                                                                        164,146         200,107
                                                                                   ------------    ------------
          Total liabilities                                                           1,140,934       1,042,817

Shareholders' equity:
     Preferred stock: authorized 5,000,000 shares of $.01 par value; none
       issued or outstanding as of June 30, 1998 and December 31, 1997                     --              --
     Common stock: authorized 20,000,000 shares of $.01 par value;
       issued and outstanding, 4,859,624 shares as of June 30, 1998
       and 4,806,561 shares as of December 31, 1997                                      48,596          48,066
     Additional paid-in capital                                                      18,082,128      18,006,824
     Accumulated deficit                                                            (12,731,897)    (10,801,696)
                                                                                   ------------    ------------
          Total shareholders' equity                                                  5,398,827       7,253,194
                                                                                   ------------    ------------

          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                               $  6,539,761    $  8,296,011
                                                                                   ============    ============

(The accompanying notes are an integral part of the financial statements.)

VITAL IMAGES, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997
--------------------------------------------------------------------------------

                                                                       FOR THE THREE                  FOR THE SIX
                                                                        MONTHS ENDED                  MONTHS ENDED
                                                                          JUNE 30,                      JUNE 30,
                                                                    1998           1997            1998           1997
                                                                 -----------    -----------    -----------    -----------
                                                                        (UNAUDITED)                   (UNAUDITED)
Revenue:
     License fees                                                $   583,622    $    54,128    $ 1,056,475    $   131,127
     Maintenance and services                                        110,216         66,283        203,897        145,372
     Hardware                                                        291,802           --          491,134           --
                                                                 -----------    -----------    -----------    -----------
          Total revenue                                              985,640        120,411      1,751,506        276,499

Cost of revenue:
     License fees                                                     43,029         29,484         79,475         51,317
     Maintenance and services                                         30,697           --           55,108           --
     Hardware                                                        212,425         17,500        370,445         17,500
                                                                 -----------    -----------    -----------    -----------
          Total cost of revenue                                      286,151         46,984        505,028         68,817

               Gross margin                                          699,489         73,427      1,246,478        207,682

Operating expenses:
     Sales and marketing                                             700,026        555,644      1,339,741        946,466
     Research and development                                        368,518        627,950        897,839      1,051,137
     General and administrative                                      475,077        310,172      1,075,213        617,258
                                                                 -----------    -----------    -----------    -----------
          Total operating expenses                                 1,543,621      1,493,766      3,312,793      2,614,861

               Operating loss                                       (844,132)    (1,420,339)    (2,066,315)    (2,407,179)

Interest income                                                       69,811        118,227        149,232        232,407
                                                                 -----------    -----------    -----------    -----------

Loss before income taxes                                            (774,321)    (1,302,112)    (1,917,083)    (2,174,772)
Income taxes                                                          10,000            500         13,118          1,000
                                                                 -----------    -----------    -----------    -----------

Net loss                                                         $  (784,321)   $(1,302,612)   $(1,930,201)   $(2,175,772)
                                                                 ===========    ===========    ===========    ===========

Net loss per share - basic and diluted                           $      (.16)   $      (.27)   $      (.40)   $      (.46)
                                                                 ===========    ===========    ===========    ===========

Weighted average common shares outstanding - basic and diluted
                                                                   4,831,906      4,770,248      4,818,396      4,760,468
                                                                 ===========    ===========    ===========    ===========

(The accompanying notes are an integral part of the financial statements.)

VITAL IMAGES, INC.
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
--------------------------------------------------------------------------------

                                                                                                   FOR THE SIX
                                                                                                   MONTHS ENDED
                                                                                                     JUNE 30,
                                                                                               1998           1997
                                                                                           -----------    -----------
                                                                                                   (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                              $(1,930,201)   $(2,175,772)
     Adjustments to reconcile net loss to net cash used in operating activities:
          Depreciation and amortization                                                        240,768        126,027
          Stock-based compensation                                                                --           58,971
          Provision for uncollectible accounts receivable                                       27,313         (5,048)
          Changes in operating assets and liabilities:
               Accounts receivable                                                             (28,382)       (14,008)
               Prepaid expenses and other current assets                                        52,899         (1,089)
               Accounts payable                                                                 53,754        226,220
               Deferred revenue                                                                  9,946       (122,163)
               Accrued payroll and other liabilities                                            34,417        132,899
                                                                                           -----------    -----------
                 Net cash used in operating activities                                      (1,539,486)    (1,773,963)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property and equipment                                                      (199,523)      (329,000)
     Additions to patent costs                                                                  (5,777)        (3,115)
     Investments in marketable securities                                                   (4,757,408)    (2,934,046)
     Maturities of marketable securities                                                     7,000,000        971,843
                                                                                           -----------    -----------
                 Net cash provided by (used in) investing activities                         2,037,292     (2,294,318)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net investment by Bio-Vascular                                                               --        1,797,814
     Purchases of common stock under Employee Stock Purchase Plan
         and Stock Option Plans                                                                 75,834           --
                                                                                           -----------    -----------
                 Net cash provided by financing activities                                      75,834      1,797,814

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                                                                    573,640     (2,270,467)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                 448,377      6,481,067
                                                                                           -----------    -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                   $ 1,022,017    $ 4,210,600
                                                                                           ===========    ===========

(The accompanying notes are an integral part of the financial statements.)

VITAL IMAGES, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

(1) BASIS OF PRESENTATION:

The accompanying unaudited financial statements of Vital Images, Inc. ("Vital Images" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary, including items of a normal recurring nature, for a fair presentation have been included. Operating results for the three and six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. These financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.


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


(3) REVENUE RECOGNITION:

Effective January 1, 1998 the Company adopted Statement of Position 97-2, Software Revenue Recognition ("SOP 97-2"), which provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions and supersedes Statement of Position 91-1, Software Revenue Recognition. The adoption of SOP 97-2 did not materially impact the Company's revenue recognition practices, financial position or results of operations for the six months ended June 30, 1998 and would not have materially impacted the revenue recognition practices, financial position or results of operations for the six months ended June 30, 1997.

VITAL IMAGES, INC.
NOTES TO FINANCIAL STATEMENTS--CONTINUED

(4) MAJOR CUSTOMERS AND GEOGRAPHIC DATA:

                                                                                          Percentage
                               Significant                                               of Accounts
                                Customer                                Revenue           Receivable
                               -----------                             ---------         -----------
Six months ended       Toshiba America Medical Systems, Inc.           $ 494,000              19%
 June 30, 1998
                       Paradigm Geophysical Corporation
                       (formerly CogniSeis Development, Inc.)          $ 403,000              --

Six months ended       Paradigm Geophysical Corporation                $  46,000              --
 June 30, 1997


The Company's accounts receivable are generally concentrated with a small base of customers. As of June 30, 1998, six customers accounted for 85% of accounts receivable, while as of December 31, 1997, six customers accounted for 73% of accounts receivable.

Export revenue amounted to 2% and 23% of total revenue for the six months ended June 30, 1998 and 1997, respectively. Substantially all of the Company's export revenue is negotiated, invoiced and paid in U.S. dollars. Gross export revenue by geographic area is summarized as follows:

                                                             Six Months Ended
                                                                June 30,
                                                        ------------------------
                                                         1998              1997
                                                        -------          -------
Europe and Middle East                                  $25,000          $36,000
Asia and Pacific Region                                   9,000           22,000
Canada, Mexico and others                                 2,000            6,000


(5) NET LOSS PER SHARE:

For the three and six months ended June 30, 1998, net loss per share is computed using the weighted average common shares outstanding during the period. Common share equivalents are not included in the net loss per share calculations, since they are anti-dilutive. Warrants and options to purchase common stock, 1,359,013 outstanding as of June 30, 1998, could potentially dilute basic earnings per share in future periods if the Company generates net income.

For the three and six months ended June 30, 1997, for periods prior to the Distribution, the weighted average common shares outstanding used in the net loss per share calculation is one-half of the weighted average of Bio-Vascular common shares outstanding based on the distribution of one share of the Company's common stock for each two shares of Bio-Vascular's common stock pursuant to the Distribution and is computed using the weighted average common shares outstanding during the period. For periods after the Distribution, net loss per share is computed using the weighted average common shares outstanding during the period. Common share equivalents are not included in the net loss per share calculation, since they are anti-dilutive.

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

On July 17, 1997, the Board of Directors of the Company adopted a resolution changing the Company's fiscal year end from October 31 to December 31 of each year. This quarterly report on Form 10-Q contains unaudited financial statements for the three and six months ended June 30, 1998 and the comparable periods of the prior calendar year.


COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 1998 WITH THE THREE MONTHS ENDED JUNE 30, 1997

Revenue was $986,000 compared to $120,000, a 719% increase. This increase was primarily the result of hardware and software revenue of $604,000 related to shipments of Vitrea, the Company's flagship medical visualization product released in October of 1997. An increase in royalties received from the Company's license agreement with Paradigm Geophysical Corporation (formerly CogniSeis Development, Inc.) also contributed to the increase in revenues. It is expected that revenue will continue to increase in future quarters due to increased sales of Vitrea software and related hardware. However, actual results could vary materially from the foregoing forward-looking statement as a result of lower than expected demand for the Vitrea product or the timing of future releases of Vitrea software.

The gross margin percentage increased from 61% to 71%, primarily due to $18,000 in additional costs related to a customer site in 1997. Without these additional costs the gross margin percentage would have been 76% in 1997. The decrease in gross margin percentage from 76% as adjusted in 1997 to 71% is primarily a result of hardware revenue related to the sales of Vitrea software increasing as a proportion of the Company's product mix. The Company receives only a nominal discount in purchasing the third party hardware and the Company's gross margin on the resale of this hardware approximates its discount. The Company anticipates that as hardware revenue related to the sale of Vitrea software continues as a significant proportion of the Company's product mix, the overall gross margin percentage will approximate the results of this quarter. This forward-looking statement will be influenced primarily by vendor discounts on the third party hardware and on the Company's product mix.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS-CONTINUED
--------------------------------------------------------------------------------

Sales and marketing expenses increased to $700,000 from $556,000, a 26% increase. The increase was primarily due to increased compensation costs, including the addition of a Director of Sales in March 1998, increased costs due to increases in the Company's customer support infrastructure, as well as travel expenses related to the marketing and promotion of the Vitrea product. The increased costs were partially offset by a decrease in spending related to catalogs and brochures printed in 1997. The Company expects sales and marketing costs to increase in future periods as a result of the cost of additional sales and customer support personnel.

Research and development expenses decreased 41% to $369,000 from $628,000. The decrease was primarily due to reimbursement of $131,000 of engineering costs pursuant to the development contract with Advanced Technologies Laboratories, Inc. ("ATL"), and decreases in compensation, travel and clinical research expenses. The Company anticipates that research and development expenses will increase in future periods as future releases of Vitrea software are developed and the reimbursement of engineering costs by ATL decreases.

General and administrative expenses increased from $310,000 to $475,000, a 53% increase. The increase was primarily due to the incremental costs associated with being an independent public company, including professional fees and shareholder reporting, and increases in the Company's administrative infrastructure. In addition, compensation costs increased as a result of increased staffing. The Company believes that general and administrative costs will increase in future periods primarily due to increased compensation expense for employees hired in 1997 that will be present for the entire year.

The increased revenue and reimbursement by ATL offset by increasing expenses attributable to the continuing development of the Company's management team and infrastructure and the development and promotion of the Vitrea product, resulted in an operating loss of $844,000 for the three months ended June 30, 1998, compared with an operating loss of $1,420,000 for the three months ended June 30, 1997.

Interest income was $70,000 for the three months ended June 30, 1998 compared with $118,000 for the comparable period in 1997. The decrease in interest income during the three months ended June 30, 1998 was due to a lower balance of cash, cash equivalents and marketable securities as a result of the use of cash to fund the Company's operations.

The income tax provisions for the three months ended June 30, 1998 and 1997 consist solely of certain state minimum fees. A valuation allowance has been established to completely reserve for the deferred tax assets of the Company.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1998 WITH THE SIX MONTHS ENDED JUNE 30, 1997

Revenue was $1,752,000 compared to $276,000, a 533% increase. This increase was primarily the result of hardware and software revenue of $1,092,000 related to shipments of Vitrea, the Company's flagship medical visualization product released in October of 1997. An increase in royalties received from the Company's license agreement with Paradigm Geophysical Corporation (formerly CogniSeis Development, Inc.) also contributed to the increase in revenues. It is expected that revenue will continue to increase in future quarters due to increased sales of Vitrea software and related hardware. However, actual results could vary materially from the foregoing forward-looking statement as a result of lower than expected demand for the Vitrea product or the timing of future releases of Vitrea software.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--CONTINUED
--------------------------------------------------------------------------------

The gross margin percentage decreased from 75% to 71%, primarily as a result of hardware revenue related to Vitrea software sales increasing as a proportion of the Company's product mix. The Company receives only a nominal discount in purchasing the third party hardware and the Company's gross margin on the resale of this hardware approximates its discount. The Company anticipates that as hardware revenue related to the sale of Vitrea software continues as a significant proportion of the Company's product mix, the overall gross margin percentage will approximate the results of this quarter. This forward-looking statement will be influenced primarily by vendor discounts on the third party hardware and on the Company's product mix.

Sales and marketing expenses increased to $1,340,000 from $946,000, a 42% increase. The increase was primarily due to increased compensation costs, including the addition of a Director of Sales in March 1998 and a full six months of compensation expense for the Vice President of Marketing and Sales hired in February 1997, increased costs due to increases in the Company's customer support infrastructure, as well as travel expenses related to the marketing and promotion of the Vitrea product. The Company expects sales and marketing costs to increase in future periods as a result of the cost of additional sales and customer support personnel.

Research and development expenses decreased 15% to $898,000 from $1,051,000. The decrease was primarily due to reimbursement of $157,000 of engineering costs pursuant to the development contract with ATL, and decreases in travel and clinical research expenses. The Company anticipates that research and development expenses will increase in future periods as future releases of Vitrea software are developed and the reimbursement of engineering costs by ATL decreases.

General and administrative expenses increased from $617,000 to $1,075,000, a 74% increase. The increase was primarily due to a charge of $180,000 in connection with the resignation of the Company's former Chief Executive Officer and the incremental costs associated with being an independent public company, including professional fees and shareholder reporting, and increases in the Company's administrative infrastructure. In addition, compensation costs increased as a result of increased staffing and a full six months of compensation expense for the Chief Financial Officer hired in February 1997. The Company believes that general and administrative costs will increase in future periods primarily due to increased compensation expense for employees hired in 1997 that will be present for the entire year.

The increased revenues and reimbursement by ATL offset by increasing expenses attributable to the continuing development of the Company's management team and infrastructure and the development and promotion of the Vitrea product, resulted in an operating loss of $2,066,000 for the six months ended June 30, 1998, compared with an operating loss of $2,407,000 for the six months ended June 30, 1997.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--CONTINUED
--------------------------------------------------------------------------------

Interest income was $149,000 for the six months ended June 30, 1998 compared with $232,000 for the comparable period in 1997. The decrease in interest income during the six months ended June 30, 1998 was due to a lower balance of cash, cash equivalents and marketable securities as a result of the use of cash to fund the Company's operations.

The income tax provisions for the six months ended June 30, 1998 and 1997 consist solely of certain state minimum fees. A valuation allowance has been established to completely reserve for the deferred tax assets of the Company.


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

If the Company's operations progress as anticipated, of which there can be no assurance, management believes that its cash, cash equivalents and marketable securities should be sufficient to satisfy its cash requirements at least through the second quarter of 1999. The timing of the Company's future capital requirements, however, will depend on a number of factors, including the ability and willingness of physicians to use three-dimensional visualization software in clinical diagnosis, surgical planning patient screening and other diagnosis and treatment protocols; the ability of the Company to build an effective sales and distribution channel; the impact of competition in the medical visualization business; and the ability to enhance existing products and develop new products on a timely basis. If the Company's operations do not progress as anticipated, additional capital will be required sooner. There can be no assurance that any required additional capital will be available on acceptable terms or at all, and the failure to obtain any such required capital would have a material adverse effect on the Company's business.

For the six months ended June 30, 1998 and 1997, cash used in operating activities was $1,539,000 and $1,774,000, respectively. The Company invested $200,000 and $329,000 in property and equipment during the six months ended June 30, 1998 and 1997, respectively, primarily for the acquisition of computer equipment. The Company used $4,757,000 and $2,934,000 to purchase marketable securities and had $7,000,000 and $972,000 of marketable securities mature during the six months ended June 30, 1998 and 1997, respectively. The Company also received $76,000 from the purchase of the Company's common stock under Employee Stock Purchase Plan and Stock Option Plans during the six months ended June 30, 1998.

The Company has no material commitments at this time other than facility leases and expected employment contracts, but will be using cash in the near term as it continues to develop the market for its products and its channels of distribution.


FOREIGN CURRENCY TRANSACTIONS

Substantially all of the Company's foreign transactions are negotiated, invoiced and paid in U.S. dollars.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--CONTINUED
--------------------------------------------------------------------------------

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


NEW ACCOUNTING STANDARD

Effective January 1, 1998 the Company adopted Statement of Position 97-2, Software Revenue Recognition ("SOP 97-2"), which provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions and supersedes Statement of Position 91-1, Software Revenue Recognition. The adoption of SOP 97-2 did not materially impact the Company's revenue recognition practices, financial position or results of operations for the six months ended June 30, 1998 and would not have materially impacted the revenue recognition practices, financial position or results of operations for the six months ended June 30, 1997.


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

          None.


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.


ITEM 5.   OTHER INFORMATION

          Any shareholder wishing to have a proposal considered for inclusion in the registrant's proxy solicitation materials for the 1999 Annual Meeting of Shareholders must set forth such proposal in writing and file it with the secretary of the registrant no later than December 15, 1998. If the registrant does not receive notice of a shareholder proposal prior to February 21, 1998, management proxies will use their discretionary voting authority as to any such matter raised at the 1999 Annual Meeting of Shareholders.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits. The exhibits to this quarterly report on Form 10-Q are listed in the exhibit index beginning on page 15.

     (b) Form 8-K. The Company filed no reports on Form 8-K during the three months ended June 30, 1998.

SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       VITAL IMAGES, INC.



August 12, 1998                        /s/  Gregory S. Furness
                                       -----------------------------------
                                            Gregory S. Furness
                                            Vice President of Finance and
                                            Chief Financial Officer
                                            (Principal Financial Officer)

VITAL IMAGES, INC.
INDEX TO EXHIBITS
--------------------------------------------------------------------------------

27.1 Financial Data Schedule for the Six Months Ended June 30, 1998 (filed herewith electronically)