Form 10-Q
period 1998-09-30
VITAL IMAGES INC
filed 1998-11-13
CIK 912888

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

--------------------------------------------------------------------------------


                                    FORM 10-Q

    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1998

                                       OR

    [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                    For the transition period from ___ to ___

                         Commission File Number 0-22229

                           ---------------------------

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

                           ---------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                           ---------------------------

On November 12, 1998, there were 4,865,226 shares of the registrant's common stock, par value $.01 per share, outstanding.

                               VITAL IMAGES, INC.
                                    FORM 10-Q
                               SEPTEMBER 30, 1998



                                TABLE OF CONTENTS

                                                                           Page
                                                                          Number
                                                                          ------
PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements

            Balance Sheets as of September 30, 1998 and December 31, 1997....3

            Statements of Operations for the Three and Nine Months Ended
              September 30, 1998 and 1997 ...................................4

            Statements of Cash Flows for the Nine Months Ended
              September 30, 1998 and 1997 ...................................5

            Notes to Financial Statements ...................................6

   Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations ...........................8


PART II.  OTHER INFORMATION

   Item 5.  Other Information ..............................................14

   Item 6.  Exhibits and Reports on Form 8-K ...............................14

SIGNATURES .................................................................15

INDEX TO EXHIBITS ..........................................................16

--------------------------------------------------------------------------------

                          PART I. FINANCIAL INFORMATION

--------------------------------------------------------------------------------

ITEM 1. FINANCIAL STATEMENTS

VITAL IMAGES, INC.
BALANCE SHEETS
AS OF SEPTEMBER 30, 1998 AND DECEMBER 31, 1997
--------------------------------------------------------------------------------

                                                                             SEPTEMBER 30,      DECEMBER 31,
                                                                                 1998               1997
                                                                              ------------      -------------
                                                                              (UNAUDITED)
ASSETS
Current assets:
     Cash and cash equivalents                                                $    544,194      $     448,377
     Marketable securities                                                       3,732,474          5,963,464
     Accounts receivable, net of allowance for doubtful accounts of $64,000 and $40,000 as of September 30, 1998 and
       December 31, 1997, respectively                                             716,197            581,130
     Prepaid expenses and other current assets                                     253,000            264,826
                                                                              ------------      -------------
         Total current assets                                                    5,245,865          7,257,797

Property and equipment, net                                                        893,651            997,947
Patent costs                                                                        46,044             40,267
                                                                              ------------      -------------

         TOTAL ASSETS                                                         $  6,185,560      $   8,296,011
                                                                              ============      =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                         $    303,062      $     203,579
     Accrued payroll                                                               397,873            322,572
     Deferred revenue                                                              316,972            212,556
     Other current liabilities                                                     162,898            104,003
                                                                              ------------      -------------
         Total current liabilities                                               1,180,805            842,710
Deferred revenue                                                                   145,257            200,107
                                                                              ------------      -------------
         Total liabilities                                                       1,326,062          1,042,817

Shareholders' equity:
    Preferred stock: authorized 5,000,000 shares of $.01 par value;
      none issued or outstanding as of September 30, 1998 and
      December 31, 1997                                                                 --                 --
    Common stock: authorized 20,000,000 shares of $.01 par
      value; issued and outstanding, 4,865,226 shares as of
      September 30, 1998 and 4,806,561 shares as of December 31, 1997               48,652             48,066
    Additional paid-in capital                                                  18,089,900         18,006,824
    Accumulated deficit                                                        (13,279,054)       (10,801,696)
                                                                              ------------      -------------
         Total shareholders' equity                                              4,859,498          7,253,194
                                                                              ------------      -------------

         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $  6,185,560      $   8,296,011
                                                                              ============      =============

(The accompanying notes are an integral part of the financial statements.)

VITAL IMAGES, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
--------------------------------------------------------------------------------

                                                                    FOR THE THREE                       FOR THE NINE
                                                                    MONTHS ENDED                        MONTHS ENDED
                                                                    SEPTEMBER 30,                       SEPTEMBER 30,
                                                               1998               1997              1998              1997
                                                            -----------       -----------       -----------       -----------
                                                                     (UNAUDITED)                         (UNAUDITED)
Revenue:
     License fees                                           $   736,239       $   188,265       $ 1,792,714       $   319,391
     Maintenance and services                                   135,884            63,949           339,781           209,322
     Hardware                                                   377,812              --             868,946              --
                                                            -----------       -----------       -----------       -----------
         Total revenue                                        1,249,935           252,214         3,001,441           528,713

Cost of revenue:
     License fees                                                37,135            25,455           116,610            76,771
     Maintenance and services                                    33,807              --              88,915              --
     Hardware                                                   271,382              --             641,827            17,500
                                                            -----------       -----------       -----------       -----------
         Total cost of revenue                                  342,324            25,455           847,352            94,271

              Gross margin                                      907,611           226,759         2,154,089           434,442

Operating expenses:
     Sales and marketing                                        692,446           478,763         2,032,187         1,425,229
     Research and development                                   456,368           593,727         1,354,207         1,644,864
     General and administrative                                 357,915           354,578         1,433,128           971,836
                                                            -----------       -----------       -----------       -----------
         Total operating expenses                             1,506,729         1,427,068         4,819,522         4,041,929

              Operating loss                                   (599,118)       (1,200,309)       (2,665,433)       (3,607,487)

Interest income                                                  57,881           114,068           207,113           346,474
                                                            -----------       -----------       -----------       -----------

Loss before income taxes                                       (541,237)       (1,086,241)       (2,458,320)       (3,261,013)

Income taxes                                                      5,920               500            19,038             1,500
                                                            -----------       -----------       -----------       -----------
Net loss                                                    $  (547,157)      $(1,086,741)      $(2,477,358)      $(3,262,513)
                                                            ===========       ===========       ===========       ===========

Net loss per share - basic and diluted                      $      (.11)      $      (.23)      $      (.51)      $      (.68)
                                                            ===========       ===========       ===========       ===========
Weighted average common shares outstanding -
basic and diluted                                             4,860,448         4,772,509         4,832,567         4,764,526
                                                            ===========       ===========       ===========       ===========


(The accompanying notes are an integral part of the financial statements.)

VITAL IMAGES, INC.
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
--------------------------------------------------------------------------------

                                                                                              FOR THE NINE
                                                                                              MONTHS ENDED
                                                                                              SEPTEMBER 30,
                                                                                          1998              1997
                                                                                      -----------       -----------
                                                                                               (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                         $(2,477,358)      $(3,262,513)
     Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation and amortization                                                    362,959           225,133
         Stock-based compensation                                                            --              87,957
         Provision for uncollectible accounts receivable                                   38,313            (2,698)
         Changes in operating assets and liabilities:
             Accounts receivable                                                         (173,380)          (15,006)
             Prepaid expenses and other current assets                                     11,826          (186,191)
             Accounts payable                                                              99,483           184,591
             Deferred revenue                                                              49,566          (160,317)
             Accrued payroll and other liabilities                                        134,196           223,434
                                                                                      -----------       -----------
                Net cash used in operating activities                                  (1,954,395)       (2,905,610)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property and equipment                                                 (258,663)         (648,764)
     Additions to patent costs                                                             (5,777)           (3,165)
     Investments in marketable securities                                              (7,519,010)       (5,373,299)
     Maturities of marketable securities                                                9,750,000         3,903,044
                                                                                      -----------       -----------
                Net cash provided by (used in) investing activities                     1,966,550        (2,122,184)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net investment by Bio-Vascular                                                          --           1,797,814
     Purchases of common stock under Employee Stock Purchase Plan and
       stock option plans                                                                  83,662            11,479
                                                                                      -----------       -----------
                Net cash provided by financing activities                                  83,662         1,809,293

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                       95,817        (3,218,501)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                            448,377         6,481,067
                                                                                      -----------       -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                              $   544,194       $ 3,262,566
                                                                                      ===========       ===========

(The accompanying notes are an integral part of the financial statements.)

VITAL IMAGES, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

(1) BASIS OF PRESENTATION:

The accompanying unaudited financial statements of Vital Images, Inc. ("Vital Images" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary, including items of a normal recurring nature, for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. These financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.


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


(3) REVENUE RECOGNITION:

Effective January 1, 1998 the Company adopted Statement of Position 97-2, SOFTWARE REVENUE RECOGNITION ("SOP 97-2"), which provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions and supersedes Statement of Position 91-1, SOFTWARE REVENUE RECOGNITION. The adoption of SOP 97-2 did not materially impact the Company's revenue recognition practices, financial position or results of operations for the three and nine months ended September 30, 1998 and would not have materially impacted the revenue recognition practices, financial position or results of operations for the three and nine months ended September 30, 1997.

VITAL IMAGES, INC.
NOTES TO FINANCIAL STATEMENTS--CONTINUED
--------------------------------------------------------------------------------

(4) MAJOR CUSTOMERS AND GEOGRAPHIC DATA:

                                                                   Percentage of
                               Significant                           Accounts
                                Customer                Revenue     Receivable
                               -----------              -------    -------------
Nine months ended        Toshiba America Medical       $ 803,000       15%
  September 30, 1998           Systems

                         Paradigm Geophysical          $ 551,000        -
                             Corporation

Nine months ended        Paradigm Geophysical          $ 142,000        -
  September 30, 1997         Corporation

The Company's accounts receivable are generally concentrated with a small base of customers. As of September 30, 1998, two customers accounted for 16% and 15%, respectively, of accounts receivable, while as of December 31, 1997, six customers accounted for 73% of accounts receivable.

Export revenue amounted to 3% and 22% of total revenue for the nine months ended September 30, 1998 and 1997, respectively. Substantially all of the Company's export revenue is negotiated, invoiced and paid in U.S. dollars. Gross export revenue by geographic area is summarized as follows:

                                                   Nine Months Ended
                                                     September 30,
                                                 ----------------------
                                                    1998         1997
                                                 ---------    ---------
Europe and Middle East......................     $  36,000    $  50,000
Asia and Pacific Region.....................        52,000       42,000
Canada, Mexico and others...................         8,000       26,000


(5) NET LOSS PER SHARE:

For the three and nine months ended September 30, 1998 and the three months ended September 30, 1997, net loss per share is computed using the weighted average common shares outstanding during the period. Common share equivalents are not included in the net loss per share calculations, since they are anti-dilutive. Warrants and options to purchase common stock, 1,469,333 outstanding as of September 30, 1998, could potentially dilute basic earnings per share in future periods if the Company generates net income.

For the nine months ended September 30, 1997, for periods prior to the Distribution, the weighted average common shares outstanding used in the net loss per share calculation is one-half of the weighted average of Bio-Vascular common shares outstanding based on the distribution of one share of the Company's common stock for each two shares of Bio-Vascular's common stock pursuant to the Distribution and is computed using the weighted average common shares outstanding during the period. For periods after the Distribution, net loss per share is computed using the weighted average common shares outstanding during the period. Common share equivalents are not included in the net loss per share calculation, since they are anti-dilutive.

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

On July 17, 1997, the Board of Directors of the Company adopted a resolution changing the Company's fiscal year end from October 31 to December 31 of each year. This quarterly report on Form 10-Q contains unaudited financial statements for the three and nine months ended September 30, 1998 and the comparable periods of the prior calendar year.


COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 1998 WITH THE THREE MONTHS ENDED SEPTEMBER 30, 1997

Revenue was $1,250,000 compared with $252,000, a 396% increase. This increase was primarily the result of software and hardware revenue of $931,000 related to shipments of Vitrea, the Company's flagship medical visualization software released in October of 1997. An increase in royalties received from the Company's license agreement with Paradigm Geophysical Corporation also contributed to the increase in revenue. It is expected that revenue will continue to increase in future quarters due to increased sales of Vitrea software and related hardware. However, actual results could vary materially from the foregoing forward-looking statement on a quarter to quarter basis and as a result of lower than expected demand for the Vitrea product or the timing of future releases of Vitrea software.

The Company's largest customer, Toshiba of America Medical Systems ("Toshiba"), has recently begun marketing a new high speed CT scanner, the Aquilion(TM). Toshiba does not expect to begin delivery of the Aquilion until the first quarter of 1999. As a result of the future availability of this scanner, many of Toshiba's customers are changing their current scanner purchases to upgrade to this new scanner. Since the Aquilion will not be delivered until 1999, this may have the effect of delaying shipments of Vitrea software and hardware purchased in conjunction with a Toshiba scanner. Accordingly, some of the revenue the Company expects to realize in 1998 may be delayed until 1999. The Company anticipates that a delay in revenue, if it occurs, may result in quarter to quarter revenue fluctuations, but will not have a material adverse effect on the Company's long-term financial position or results of operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS-CONTINUED
--------------------------------------------------------------------------------

The gross margin percentage decreased from 90% to 73%, primarily due to hardware revenue related to the sales of Vitrea software increasing as a proportion of the Company's total revenue. The Company receives only a nominal discount in purchasing third party hardware and the Company's gross margin on the resale of this hardware approximates its discount. The Company anticipates that as hardware revenue related to the sale of Vitrea software continues as a significant proportion of the Company's total revenue, the overall gross margin percentage will approximate the results of this quarter. This forward-looking statement will be influenced primarily by vendor discounts on the third party hardware and on the Company's product mix.

Sales and marketing expenses increased to $692,000 from $479,000, a 45% increase. The increase was due primarily to increased compensation costs as a result of additional personnel, increases in travel expenses related to the marketing and promotion of Vitrea software, and the cost of market research. These increases were partially offset by a decrease in consulting expenses. The Company expects sales and marketing costs to increase in future periods as a result of the cost of additional sales and customer support personnel.

Research and development expenses decreased 23% to $456,000 from $594,000. The decrease was primarily due to reimbursement of $57,000 of engineering costs pursuant to the development contract with Advanced Technologies Laboratories, Inc. ("ATL"), and decreases in compensation, travel and clinical research expenses. The Company anticipates that research and development expenses will increase in future periods as future releases of Vitrea software are developed and the reimbursement of engineering costs by ATL decreases.

General and administrative expenses increased from $355,000 to $358,000, a 1% increase. While overall general and administrative expenses remained consistent with the comparable period of 1997, there were increases in compensation costs as a result of increased staffing, and increases in both recruiting costs and the cost of temporary workers offset by a decrease in travel expenses. The Company believes that general and administrative costs will increase in future periods primarily due to increased compensation expense for employees hired in 1997 that will be present for all of 1998 and additional new hires in 1998.

The increased revenue from sales of Vitrea software and hardware and the reimbursement by ATL of certain engineering costs offset by increasing expenses attributable to the continuing development of the Company's management team and infrastructure and the development and promotion of Vitrea software, resulted in an operating loss of $599,000 for the three months ended September 30, 1998, compared with an operating loss of $1,200,000 for the three months ended September 30, 1997.

Interest income was $58,000 for the three months ended September 30, 1998 compared with $114,000 for the comparable period in 1997. The decrease in interest income during the three months ended September 30, 1998 was due to a lower balance of cash, cash equivalents and marketable securities as a result of the use of cash to fund the Company's operations.

The income tax provisions for the three months ended September 30, 1998 and 1997 consist solely of certain state minimum fees. A valuation allowance has been established to completely reserve for the net deferred tax assets of the Company.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--CONTINUED
--------------------------------------------------------------------------------

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1998 WITH THE NINE MONTHS ENDED SEPTEMBER 30, 1997

Revenue was $3,001,000 compared with $529,000, a 468% increase. This increase was primarily the result of software and hardware revenue of $2,023,000 related to shipments of Vitrea, the Company's flagship medical visualization software released in October of 1997. An increase in royalties received from the Company's license agreement with Paradigm Geophysical Corporation also contributed to the increase in revenue. It is expected that revenue will continue to increase in future quarters due to increased sales of VITREA software and related hardware. However, actual results could vary materially from the foregoing forward-looking statement on a quarter to quarter basis and as a result of lower than expected demand for the Vitrea product or the timing of future releases of Vitrea software.

The Company's largest customer, Toshiba of America Medical Systems ("Toshiba"), has recently begun marketing a new high speed CT scanner, the Aquilion. Toshiba does not expect to begin delivery of the Aquilion until the first quarter of 1999. As a result of the future availability of this scanner, many of Toshiba's customers are changing their current scanner purchases to upgrade to this new scanner. Since the Aquilion will not be delivered until 1999, this may have the effect of delaying shipments of Vitrea software and hardware purchased in conjunction with a Toshiba scanner. Accordingly, some of the revenue the Company expects to realize in 1998 may be delayed until 1999. The Company anticipates that a delay in revenue, if it occurs, may result in quarter to quarter revenue fluctuations, but will not have a material adverse effect on the Company's long-term financial position or results of operations.

The gross margin percentage decreased from 82% to 72%, primarily as a result of hardware revenue related to Vitrea software sales increasing as a proportion of the Company's total revenue. The Company receives only a nominal discount in purchasing third party hardware and the Company's gross margin on the resale of this hardware approximates its discount. The Company anticipates that as hardware revenue related to the sale of Vitrea software continues as a significant proportion of the Company's total revenue, the overall gross margin percentage will approximate the results of this period. This forward-looking statement will be influenced primarily by vendor discounts on the third party hardware and on the Company's product mix.

Sales and marketing expenses increased to $2,032,000 from $1,425,000, a 43% increase. The increase was due primarily to increased compensation costs as a result of additional personnel, and increased travel expenses related to the marketing and promotion of Vitrea software. These increases were offset by a decrease in expenses related to the printing of sales promotional material. The Company expects sales and marketing costs to increase in future periods as a result of the cost of additional sales and customer support personnel.

Research and development expenses decreased 18% to $1,354,000 from $1,645,000. The decrease was due primarily to reimbursement of $214,000 of engineering costs pursuant to the development contract with ATL, and decreases in travel and clinical research expenses offset by an increase in rent expense. The Company anticipates that research and development expenses will increase in future periods as future releases of Vitrea software are developed and the reimbursement of engineering costs by ATL decreases.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--CONTINUED
--------------------------------------------------------------------------------

General and administrative expenses increased from $972,000 to $1,433,000, a 47% increase. The increase was due primarily to a charge of $180,000 in connection with the resignation of the Company's former Chief Executive Officer and the incremental costs associated with being an independent public company, including professional fees and shareholder reporting. In addition, compensation costs increased as a result of increased staffing. The Company believes that general and administrative costs will increase in future periods primarily due to increased compensation expense for employees hired in 1997 that will be present for all of 1998 and additional new hires in 1998.

The increased revenue from sales of Vitrea software and hardware and the reimbursement by ATL of certain engineering costs offset by increasing expenses attributable to the continuing development of the Company's management team and infrastructure and the development and promotion of the Vitrea software, resulted in an operating loss of $2,665,000 for the nine months ended September 30, 1998, compared with an operating loss of $3,607,000 for the nine months ended September 30, 1997.

Interest income was $207,000 for the nine months ended September 30, 1998 compared with $346,000 for the comparable period in 1997. The decrease in interest income during the nine months ended September 30, 1998 was due to a lower balance of cash, cash equivalents and marketable securities as a result of the use of cash to fund the Company's operations.

The income tax provisions for the nine months ended September 30, 1998 and 1997 consist solely of certain state minimum fees. A valuation allowance has been established to completely reserve for the net deferred tax assets of the Company.


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

If the Company's operations progress as anticipated, of which there can be no assurance, management believes that its cash, cash equivalents and marketable securities should be sufficient to satisfy its cash requirements at least through 1999. The timing of the Company's future capital requirements, however, will depend on a number of factors, including the ability and willingness of physicians to use three-dimensional visualization software in clinical diagnosis, surgical planning patient screening and other diagnosis and treatment protocols; the ability of the Company to build an effective sales and distribution channel; the impact of competition in the medical visualization business; and the ability to enhance existing products and develop new products on a timely basis. If the Company's operations do not progress as anticipated, additional capital will be required sooner. There can be no assurance that any required additional capital will be available on acceptable terms or at all, and the failure to obtain any such required capital would have a material adverse effect on the Company's business.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--CONTINUED
--------------------------------------------------------------------------------

For the nine months ended September 30, 1998 and 1997, cash used in operating activities was $1,954,000 and $2,906,000, respectively. The Company invested $259,000 and $649,000 in property and equipment during the nine months ended September 30, 1998 and 1997, respectively, primarily for the acquisition of computer equipment. The Company used $7,519,000 and $5,373,000 to purchase marketable securities and had $9,750,000 and $3,903,000 of marketable securities mature during the nine months ended September 30, 1998 and 1997, respectively. The Company also received $84,000 and $11,000 from the purchase of the Company's common stock under the Employee Stock Purchase Plan and stock option plans during the nine months ended September 30, 1998 and 1997, respectively.

The Company has no material commitments at this time other than facility leases and expected employment contracts, but will be using cash in the near term as it continues to develop the market for its products and its channels of distribution.


YEAR 2000 ISSUES

Many computer programs and embedded computer chips are unable to distinguish between the year 1900 and the year 2000. Therefore, some computer hardware and software will need to be modified prior to the year 2000 in order to remain functional. This is commonly known as the Year 2000 ("Y2K") issue.

The Company has identified its Y2K risks in the following four categories:
Company products, internal financial software, internal non-financial software and embedded chip technology, and external noncompliance by suppliers and customers.

Company Products. The Company has assessed its Vitrea software product and determined it will be Year 2000 compliant with the release of Version 1.2, which the Company expects to release in the first quarter of 1999. The Company is currently assessing the Y2K readiness of its other products. It is expected that this assessment will be completed by December 31, 1998. Management believes that there would not be a material impact on the Company's results of operations or financial condition if it is unable to achieve Y2K compliance on these other products.

Internal Financial Software. During 1997, the Company purchased and installed a new accounting software package. The Company has obtained a statement from the vendor indicating that the software is Y2K compliant.

Internal Non-financial Software and Embedded Chip Technologies. The Company is in the data gathering phase with regard to non-financial software and embedded chip technology to assess the impact of the Y2K issue. It is expected that this assessment will be completed by March 31, 1999. However, based on management's current assessment, it does not believe that the cost of the Y2K issue will have a material impact on the Company's results of operations or financial condition. Since the Company is in the information-gathering phase, the Company does not currently have a contingency plan in place for its internal non-financial software and embedded chip technology.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS--CONTINUED
--------------------------------------------------------------------------------

External Noncompliance by Suppliers and Customers. The Company is in the process of identifying its critical suppliers and service providers to determine the extent to which the Company is vulnerable to those third parties' failure to remedy their own Y2K issues. It is expected that this assessment will be completed by March 31, 1999. To the extent that responses to the Y2K issue are unsatisfactory, the Company intends to change suppliers or service providers, but the Company cannot be assured that it will be successful in finding such alternative suppliers or service providers. The Company currently does not have any formal information concerning the Y2K compliance status of its customers. If the customers experience significant Y2K problems, they may choose to delay or cancel orders for the Company's products. In the event that any of the Company's significant suppliers or customers do not achieve Y2K compliance in a timely manner, and the Company is unable to replace them with alternate suppliers or customers, the Company's operations could be materially adversely affected.


NEW ACCOUNTING STANDARD

Effective January 1, 1998 the Company adopted Statement of Position 97-2, Software Revenue Recognition ("SOP 97-2"), which provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions and supersedes Statement of Position 91-1, Software Revenue Recognition. The adoption of SOP 97-2 did not materially impact the Company's revenue recognition practices, financial position or results of operations for the three and nine months ended September 30, 1998 and would not have materially impacted the revenue recognition practices, financial position or results of operations for the three and nine months ended September 30, 1997.


CERTAIN IMPORTANT FACTORS

This Form 10-Q contains certain forward-looking statements and information that are based on management's beliefs, as well as on assumptions made by, and upon information currently available to, management. When used in this Form 10-Q, the words "expect," "anticipate," "intend," "plan," "believe," "seek," and "estimate" or similar expressions are intended to identify such forward-looking statements. However, this Form 10-Q also contains other forward-looking statements. Forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions, including, but not limited to, the following factors, which could cause the Company's future results and shareholder values to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company: the early stage of the industry and business in which the Company operates, the Company's transition to an independent medical visualization business, the extent to which the Company's products gain market acceptance, litigation regarding patent and other intellectual property rights, the introduction of competitive products by others, dependence on major customers, quarter-to-quarter sales fluctuations, the progress of product development, the availability of third-party reimbursement, and the receipt and timing of regulatory approvals and other factors detailed from time to time in the Company's filings with the Securities and Exchange Commission, including those set forth under the heading "Important Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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

     None.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


ITEM 5. OTHER INFORMATION

     Any shareholder wishing to have a proposal considered for inclusion in the registrant's proxy solicitation materials for the 1999 Annual Meeting of Shareholders must set forth such proposal in writing and file it with the secretary of the registrant no later than December 15, 1998. If the registrant does not receive notice of a shareholder proposal prior to February 21, 1999, management proxies will use their discretionary voting authority as to any such matter raised at the 1999 Annual Meeting of Shareholders.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. The exhibits to this quarterly report on Form 10-Q are listed in the exhibit index beginning on page 16.

(b) Form 8-K. The Company filed no reports on Form 8-K during the three months ended September 30, 1998.

SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       VITAL IMAGES, INC.



November 13, 1998                      /s/ Gregory S. Furness
                                       -----------------------------------
                                           Gregory S. Furness
                                           Vice President of Finance and
                                           Chief Financial Officer
                                           (Principal Financial Officer)

VITAL IMAGES, INC.
INDEX TO EXHIBITS
--------------------------------------------------------------------------------

27.1 Financial Data Schedule for the Nine Months Ended September 30, 1998 (filed herewith electronically)