Form 10-K
period 1998-12-31
VITAL IMAGES INC
filed 1999-03-30
CIK 912888

--------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
--------------------------------------------------------------------------------


                                   FORM 10-K

     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1998

     [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
                   For the transition period from ___ to ___

                        Commission File Number 0-22229

                     -------------------------------------

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

                     -------------------------------------

       Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.01 par value
                        Preferred Stock Purchase Rights

                     -------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No___
                                      ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. ____

The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 28, 1999 was $17,174,993.

The number of shares outstanding of the issuer's classes of common stock as of February 28, 1999: Common stock, $.01 Par Value - 4,887,372.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant's definitive Proxy Statement in connection with the Annual Meeting of Shareholders to be held May 12, 1999 ("1999 Proxy Statement") are incorporated by reference into Part III.

                              VITAL IMAGES, INC.
                                   FORM 10-K

                               TABLE OF CONTENTS

                                                                                                                Page
                                                                                                                ----
                                                      PART I

Item 1.       Business......................................................................................      3
Item 2.       Properties....................................................................................     19
Item 3.       Legal Proceedings.............................................................................     20
Item 4.       Submission of Matters to a Vote of Security Holders...........................................     20


                                                      PART II

Item 5.       Market for Registrant's Common Equity and Related Stockholder Matters.........................     20
Item 6.       Selected Financial Data.......................................................................     21
Item 7.       Management's Discussion and Analysis of Financial Condition and Results of Operations.........     22
Item 8.       Financial Statements and Supplementary Data...................................................     28
Item 9.       Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure...........................................................     28


                                                      PART III

Item 10.      Directors and Executive Officers of the Registrant............................................     28
Item 11.      Executive Compensation........................................................................     28
Item 12.      Security Ownership of Certain Beneficial Owners and Management................................     28
Item 13.      Certain Relationships and Related Transactions................................................     28


                                                      PART IV

Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K...............................     29

              Signatures....................................................................................     30

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained in this Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate," or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, including those set forth in the section below entitled "Important Factors."

Item 1.   BUSINESS

Vital Images, Inc. ("Vital Images" or the "Company") was incorporated in Iowa in September 1988. In March 1997, the Company re-incorporated under the laws of the state of Minnesota. The Company's principal executive offices are located at 3100 West Lake Street, Suite 100, Minneapolis, Minnesota 55416 (telephone (612) 915-8000, facsimile (612) 915-8010, e-mail - info@vitalimages.com). From May
                                             --------------------
24, 1994 through May 11, 1997, the Company was a wholly-owned subsidiary of Bio-Vascular, Inc. ("Bio-Vascular").

Business Description
--------------------

Vital Images is engaged in the business of developing, marketing and supporting medical visualization and analysis software for use in clinical diagnosis, surgical planning and medical research. Medical visualization and analysis software involves the application of computer graphics and image processing technologies to data supplied by standard medical imaging equipment, such as computed tomography ("CT") scanners, magnetic resonance ("MR") imaging devices and ultrasound scanning equipment. By applying these technologies to medical imaging data, Vital Images' products allow clinicians to create both two- and three-dimensional views of human anatomy and to navigate around, or "fly through," these images to support their clinical diagnosis, surgical planning and medical research.

Vital Images develops computer-based visualization and analysis software and, in particular, three-dimensional visualization and analysis software based on "volume rendering" of imaging data. The Company's technology, which utilizes high-speed volume visualization and analysis, as well as network communications based on DICOM and Internet protocols, cost-effectively brings 3D visualization and analysis into the routine, day-to-day practice of medicine.

Vital Images' current products include its Vitrea(R), VoxelView(R) and Advanced 3DI(TM) medical visualization and analysis software. Vitrea, an advanced version of Vital Images' technology for medical visualization and analysis applications, is directed primarily at the clinical market for radiological and surgical applications. Vital Images offers Vitrea both as a software package and as part of an integrated software and hardware system to radiologists, surgeons and other care providers. Vitrea and the integrated Vitrea system are both designed for ready integration into hospital radiology networks. VoxelView, Vital Images' first medical visualization product, is directed primarily at the medical research market. Advanced 3DI is Vital Images' medical visualization and analysis product for the ultrasound market. The Company markets its products to healthcare providers and to manufacturers of diagnostic imaging systems through a direct sales force in the United States and independent distributors in international markets.

In 1994, Vital Images was acquired by Bio-Vascular in a tax-free merger accounted for as a "pooling of interests." The acquisition by Bio-Vascular provided financial and management resources to Vital Images and enabled Vital Images to leverage these resources and focus its efforts on medical applications for its technologies. By the fall of 1994, Vital Images discontinued its efforts in the microscopy market and, in July 1995, granted an exclusive source code license for its VoxelGeo(R) product for gas and oil exploration to Paradigm Geophysical Corporation ("Paradigm"). In exchange for this license, Vital Images received a one-time license fee of $1,500,000 and future royalty payments that began in 1997. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Spin-off from Bio-Vascular
--------------------------

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

On July 17, 1997, the Board of Directors of the Company adopted a resolution changing the Company's fiscal year end from October 31 to December 31, effective with the calendar year beginning January 1, 1997. The 1998 and 1997 fiscal years ended on December 31, whereas the 1996 fiscal year ended on October 31. Accordingly, a two-month transition period from November 1, 1996 through December 31, 1996 preceded the start of the 1997 fiscal year.

Technology
----------

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

Traditionally, volume rendering was largely overlooked by visualization companies because the computer power necessary to perform volume rendering is, in general, significantly more intensive than the requirements for surface rendering. The Company's experience with volume rendering has its basis in the efforts of Vincent J. Argiro, Ph.D., the founder of the Company, who developed three-dimensional visualization software using volume rendering as an aid in his research in developmental neuroscience. While other researchers focused on optimizing their work within the constraints of surface rendering, Dr. Argiro focused on accelerating the performance of volume rendering on standard computer platforms. As a result of his work, he developed expertise in accelerated volume rendering, which forms the core of the Company's volume rendering technology.

As the performance of standard computer platforms continues to increase while the relative cost of such performance continues to decrease, the Company believes that volume rendering is becoming a more accessible imaging solution for routine clinical applications.

Strategy
--------

The Company's overall strategy is to develop and market leading edge medical visualization and analysis software and systems to end users, and to seek opportunities to integrate its technologies into medical imaging equipment developed and marketed by other medical device manufacturers. The Company leverages its core competencies in volume rendering, computer graphics, network technologies and medical applications and, in addition, is pursuing collaborative partnerships with leading medical institutions to further develop its product offerings.

The Company has concentrated its efforts, and will continue to do so during the short-term, on the development and sale of advanced radiology visualization and analysis systems, consisting of third party workstations and the Company's proprietary visualization and analysis software. These workstations provide accelerated two- and three-dimensional visualization and analysis capabilities for clinical diagnosis, screening and surgical planning. As this strategy is advanced, the Company expects to continue to add clinical value to these integrated systems, including additional "pre-set" parameters for visualization of certain anatomical structures known as "protocols", in order to establish a leading edge position in the clinical application of its products. The Company also plans to migrate its technology to increasingly cost-effective computers and operating environments, leveraging personal computer and Internet technologies. As these technologies evolve, the demand for integrated radiology workstations is expected to increase, extending to primary care physicians, surgeons and other care providers. In addition, the Company plans to offer elements of its software technologies or complete customized software solutions to manufacturers of diagnostic and medical imaging devices for integration into their systems. Although the Company expects to focus its marketing efforts primarily on its Vitrea software, VoxelView software and any successor product will continue to be offered to the medical marketplace.

Industry Background
-------------------

Medical practices in the areas of diagnostic imaging, surgery and cancer treatment have changed dramatically over the past 20 years, due in part to the introduction of a variety of new imaging, visualization, analysis, computer, networking, catheter and navigation technologies. The result has been the rapid adoption and increased use of CT, MR and ultrasound devices and the incorporation of new physician-care practices based on the imaging information provided by these devices.

Each of these modalities captures data that provides a two- or three-dimensional image of the inside of the human body. These images have traditionally been viewed as a series of two-dimensional, cross-sectional slices on x-ray-type film. As computer and networking technologies improved, companies began offering systems that provided for the electronic storage and transmission of these images and allowed clinicians to view these images on a computer screen. The first of these systems visualized the slice data on a computer monitor and then, more recently, began to permit viewing and manipulation of the data as a single, three-dimensional image. As a result, the medical visualization industry today involves the visualization, manipulation, analysis and communication of medical images in two and three dimensions.

While the market for medical imaging devices in the United States and other industrialized countries is generally mature, the medical visualization industry and the markets for medical visualization and analysis products have historically lagged the imaging market due to the lack of industry standards for the generation, transmission and storage of medical imaging data and due to computer costs and performance considerations. Over the past several years, a number of technical and cost barriers to the growth of the medical visualization industry and the picture archive and communication systems ("PACS") industry have begun to erode. In particular, the medical industry has embraced an image transmission and archiving standard called DICOM3.0, promulgated by the American College of Radiology (ACR) and the National Electronic Manufacturer's Association (NEMA). This standard permits imaging, visualization, networking and archiving equipment and systems from different vendors to work cooperatively within a single network. In addition, the cost-to-performance ratio of computer products used in visualization and PACS has improved dramatically, bringing the prices for medical visualization and analysis capabilities and PACS within the grasp of many healthcare providers. The Company believes that the increasing acceptance of industry standards such as DICOM3.0 and the improvements in the cost-to-performance ratio for clinical workstations will support continued market growth in the medical visualization and PACS industries.

The Company also expects that a number of other trends and innovations in medical imaging and visualization will support growth in the medical visualization industry, such as:

     . higher levels of resolution, or image quality, being provided by medical imaging devices, allowing higher quality visualization and analysis results;

     . increasing numbers of images or "slices" being provided by medical imaging devices, making the viewing of printed images on x-ray film, rather than in a visualization system, logistically impractical and expensive; and

     . increasing clinical acceptance of electronic visualization and analysis as teaching institutions rely more heavily on computer technology and as DICOM-compliant PACS networks and imaging systems become standard in radiology departments.

The Company believes that the increased use of medical visualization and analysis technologies and of PACS will improve medical practices and clinical and economic outcomes in the fields of diagnostic radiology, surgery and oncology. More specifically, the Company believes that:

     . increased use of medical visualization and analysis technology has the potential to improve radiologists' ability to determine anatomical positions and pathologies and enhance their ability to communicate their findings to fellow clinicians and patients;

     . advanced visualization and analysis may enhance surgeons' abilities to plan and perform surgery by providing them with improved, three-dimensional visual information regarding the position of structures in the surgical field;

     . visualization and analysis may enhance oncologists' ability to isolate and plan radiation therapy treatment and follow up on its effectiveness by providing realistic, three-dimensional views of the treatment area; and

     . the integration of these clinical disciplines through electronic visualization, networking and the Internet has the potential to provide the opportunity for greater cross-discipline coordination due to increased speed, access to three-dimensional visual information, and the resulting ability to perform consultative, interactive planning and examination on computer workstations.

Markets
-------

The Company participates in the developing medical visualization market, which has several segments, each at its respective stage of maturity and with its own level of market penetration. The medical visualization market interrelates with a number of other markets such as the diagnostic imaging equipment market, the PACS market and the hospital and clinical information systems markets.

Medical visualization and analysis software and systems have applications in diagnostic screening and radiology, remote diagnosis and consultation (e.g., telemedicine), surgical assessment, planning, navigation and follow-up, cancer assessment and radiation and chemotherapy treatment planning and medical education. The customers for these applications include radiology, surgery and oncology departments of hospitals and research centers, diagnostic imaging and screening centers, outpatient surgery centers, clinics and physician groups.

As discussed above, the overall market for medical visualization and analysis software and systems is developing, as the related technology and products that define this market are relatively new and undergoing rapid change. Medical visualization and analysis software and system solutions for diagnostic radiology have existed for the past five years. However, most have been expensive (over $100,000), slow, difficult to use and of limited clinical application. The use of medical visualization and analysis software and systems to assist in surgical planning and navigation has only begun to emerge into clinical practice in the last five years, and primarily in applications such as biopsy guidance in neuroradiology. While medical visualization and analysis software and systems have been used in these applications and to support cancer treatment planning in the past, the Company believes that perspective, three-dimensional volume rendering represents an untapped resource to practitioners for diagnostic screening and radiology, surgical planning and navigation and cancer treatment.

Products and Product Development
--------------------------------

The Company's primary products include its initial medical visualization software product, VoxelView, as well as Vitrea, its advanced medical visualization and analysis software product for clinical applications, which was commercially released in October 1997.

In December 1995, the Company assessed its business strategy and determined that to optimize its dedicated participation in the medical field it needed to create a new product for direct clinical application. The objective for this new product effort was to produce an easy-to-use, clinical software tool to allow radiologists and other clinicians to use two- and three-dimensional visualization in their routine clinical processes. Unlike its VoxelView software, the Company set out to design this new software product for users with clinical knowledge, rather than computer graphics expertise. Specifications for this new product, called Vitrea, were developed in early 1996, with software coding beginning in late spring of that year. The Company submitted 510(k) documentation in September 1996 for Vitrea and was granted marketing clearance by the FDA in December 1996 for use as a clinical diagnostic and surgical planning device when used with CT and MR medical imaging data.

Vitrea software capitalizes on the Company's experience in medical visualization and provides clinicians with an easy-to-use tool with which to diagnose and plan surgery, and represents the Company's most important step to date as a provider of a range of clinical tools for broad distribution to the medical visualization market. Vitrea's primary features are its high-speed rendering capability and the ability to provide two- and three-dimensional viewing for routine diagnosis and surgical planning, without requiring the user to be trained in computer graphics techniques. The Company believes that both of these features now make it possible to use three-dimensional medical visualization in daily clinical routines. A Vitrea user can view the image data in two or three dimensions using visualization settings based on specific clinical applications stored within the system, as dedicated visualization protocols, and then interactively navigate around, or "fly through," the image, allowing the user to view clinically-relevant anatomies and pathologies. Vitrea software also allows the user to capture views by taking "snapshots," which can be downloaded into customized reports for electronic transmission and archiving.

Vitrea software conforms to the latest medical imaging and computer industry standards, such as OpenGL(TM) computer graphics format and DICOM3.0.

The Company offers Vitrea both as a software package and as a part of an integrated software and hardware system, consisting of Vitrea software installed on a Silicon Graphics O2(R) workstation. Pursuant to an arrangement under a reseller agreement between the Company and Silicon Graphics, the Company purchases O2 workstations at a nominal discount, installs its Vitrea software, and markets the package as an integrated medical visualization and analysis solution, thereby implementing the Company's strategy to develop, market, sell and support an integrated visualization and analysis workstation.

In addition to its immediate clinical applications, Vitrea software also incorporates a number of additional technological advances, making it adaptable to routine clinical use in surgical navigation and cancer treatment and for integration into diagnostic imaging equipment manufactured by other companies. In particular, Vitrea software was written using advanced programming techniques, a modular, object-oriented design, C++ programming language, and a shared messaging structure. These characteristics make it practical to modify Vitrea software to suit the clinical needs of surgical navigation and oncology, as well as allowing diagnostic equipment manufacturers to integrate Vitrea software or its components into imaging system consoles and off-line review stations, thereby providing the Company with the opportunity to leverage the Vitrea software development investment into new commercial areas.

The Company's VoxelView software received marketing clearance from the United States Food and Drug Administration (the "FDA") in November 1995 for use as a clinical diagnostic and surgical planning device when used with CT and MR medical imaging data. VoxelView software is marketed primarily to medical researchers, although it is also used by radiologists and surgeons as a clinical diagnostic and planning tool. VoxelView software's primary capability is the ability to provide volume rendered, three-dimensional views of human anatomy using three-dimensional image data sets from imaging devices such as CT and MR scanners. VoxelView software is a highly flexible tool, allowing the clinician or researcher to interactively control many visualization parameters, including brightness, contrast, color, transparency, shading, lighting, texture, reflectivity and orientation. However, the need to control these visualization parameters limits the usefulness of VoxelView software in the routine clinical setting, where an end user may be a skilled medical technician lacking expertise in computer graphics techniques.

In addition to its system and software products, the Company also offers maintenance and support services to its customers, as well as certain other services such as installation and training. Maintenance services for VoxelView software have typically been offered to licensees on an annual basis, and provide for software updates, error correction, telephone support and other general maintenance services in exchange for an annual maintenance fee. In connection with the licensing of Vitrea software, the Company also markets similar annual maintenance services for both Vitrea software and the integrated Vitrea system, pursuant to which the Company provides updates, error correction, telephone support and general maintenance services. Outside of these maintenance services, the Company is required by FDA regulation to provide certain levels of support to end users as a result of the use of its products as medical devices. Maintenance services currently marketed by the Company do not include installation, training, testing and other services, whether on- or off-site, as such services are charged separately by the Company.

In August 1996, the Company entered into a product development agreement with ATL Ultrasound, Inc. ("ATL"), one of the leading ultrasound system vendors. Pursuant to this agreement, each party agreed to collaborate exclusively with the other for a period of five years in connection with the development of three-dimensional visualization products for medical diagnostic ultrasound imaging applications, provided that the Company may collaborate with other parties in connection with products to be used in multi-modality environments (i.e., environments that offer multiple imaging technologies and not just ultrasound imaging). ATL reimburses the Company for certain product development costs and has responsibility for obtaining regulatory approvals. Intellectual property developed jointly by the parties pursuant to this agreement is jointly owned by both parties, each with the right to use or license such intellectual property. The first product developed under this agreement, Advanced 3DI software, was released in the fourth quarter of 1998.

License fees accounted for 61%, 62% and 57% of total revenue in each of the fiscal years ended December 31, 1998 and 1997, and October 31, 1996, respectively. Maintenance and services comprised 12%, 24% and 39% of total revenue for the years ended December 31, 1998 and 1997 and the year ended October 31, 1996, respectively, while hardware accounted for 27%, 14% and 4% of total revenue for the years ended December 31, 1998 and 1997 and the year ended October 31, 1996, respectively.

The Company expensed $1,815,000, $2,255,000 and $1,459,000 incurred in its research and development efforts in each of the fiscal years ended December 31, 1998 and 1997, and October 31, 1996, respectively.

Competition
-----------

The medical visualization market is developing and growing rapidly. It is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. The Company's primary competitors are the various diagnostic imaging system suppliers, which are typically large, multinational companies, having far greater financial and technical resources than the Company, and which also have well established sales and distribution networks for their products. These companies, including GE Medical Systems, Siemens Medical Systems, Inc., Picker International, Inc. and Philips Medical Systems, are engaged in the business of developing and marketing medical imaging systems, such as CT and MR equipment, and either offer, or will likely seek to offer, visualization capabilities integrated into their products in addition to the visualization capabilities typically provided as a part of the operator's console on the imaging equipment itself. This visualization capability may be internally developed by these companies, or may be licensed from independent vendors.

The Company also faces competition from (i) other visualization systems and software suppliers; (ii) PACS vendors; (iii) hospital, radiology and clinical system suppliers; and (iv) internal development projects sponsored by hospital radiology departments.

Other visualization systems and software suppliers compete on the basis of volume rendering or other visualization technologies, such as surface rendering. PACS companies sometimes provide visualization capability in addition to their image archiving and networking products. Vendors of hospital, clinical and radiology information systems have also diversified into the PACS and medical visualization product lines, either through internal development or business development. These companies, which may be large or small, attempt to offer an integrated system covering a full range of administrative, clinical and radiology information management capabilities to healthcare providers. Finally, many research and university healthcare institutions attempt to develop their own visualization systems. Some departments have in the past, and may in the future, attempt to secure FDA clearance for such systems, and to license such systems or technology for general commercial sale.

The Company's competitive position is based on its ability to (i) provide differentiated medical visualization and analysis products that operate in multi-vendor network and image source environments; (ii) provide clinical quality, three-dimensional images, volume rendered at high speed, and interactive navigation on a low cost standard computer; (iii) integrate clinical knowledge from its collaborative clinical partners into its products; (iv) offer a "DICOM client" product which can operate on any DICOM network, independent of the imaging system and network provider; (v) serve both original equipment manufacturers ("OEM") and end-user customers through the development of a modular end-user product that can easily be segmented for OEM customers; and
(vi) leverage its visualization technology across multiple clinical disciplines, including radiology, surgical planning and medical research.

The Company believes that product quality, performance, functionality and features, quality of support and service, company reputation and price are also important competitive factors. While price has been less significant than other factors, increasing competition as the medical visualization markets continues to develop may result in price reductions and reduced gross margins. In particular, should one or more of the diagnostic imaging system suppliers choose to provide or distribute more competitive visualization products than the ones offered by the Company, the Company's business, financial condition and results of operations could be materially adversely affected. All of these competitors have substantially greater financial, marketing and technical resources than the Company.

Marketing, Distribution and Customer Support
--------------------------------------------

The Company markets its products both as a software package and as part of an integrated software and hardware system to radiologists, surgeons, primary care physicians and medical researchers. The Company markets its products directly to end-user customers, such as hospitals and clinics, as well as to select diagnostic imaging companies, digital imaging equipment manufacturers and PACS companies for resale on either a Vital Images' branded or private label basis.

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

The Company markets its products both domestically and internationally. In the United States, the Company markets its products through its direct sales force as well as through OEMs and resellers. Internationally, the Company markets its products through OEMs and resellers. See Note 8 to the Financial Statements - "Major Customers and Geographic Data" for information regarding the Company's export sales. As of February 28, 1999, the Company had five direct salespeople in the U.S., one international reseller salesperson, one OEM customer and five international resellers.

Toshiba America Medical Systems and Paradigm Geophysical Corporation accounted for 23% and 14%, respectively, of revenue for the year ended December 31, 1998. A reduction, delay, or cancellation of orders from Toshiba America Medical Systems could have a material adverse effect on the Company's operating results. See Note 8 to the Financial Statements - "Major Customers and Geographic Data" for information regarding the Company's significant customers.

Intellectual Property
---------------------

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

Vitrea includes certain DICOM libraries that are owned by Duke University ("Duke"). These libraries, which allow the Company's products to interface with DICOM networks, are the subject of a licensing agreement that was entered into between the Company and Duke in August 1997. Under the terms of the agreement, the Company has the non-exclusive right to use, market, distribute and sell the Duke DICOM libraries with its products. In exchange for the license, which has a perpetual term but may be terminated by Duke for cause, the Company paid Duke $75,000.

Manufacturing and Service
-------------------------

The Company's manufacturing efforts are limited to the production, quality assurance and distribution of its VoxelView and Vitrea software, which is distributed on CD-ROM. The software is sent to the customer site and loaded into the computer on site. VoxelView software is loaded into the computer by the customer with telephone assistance from the Company, as needed. The software for Vitrea is loaded into the computer by Company personnel, as part of the Company's installation services, which are priced and billed incrementally to the software license billing. In addition to the loading of software into the computer, the Company's installation services also include integrating Vitrea workstations into customers' computer networks, configuring network requirements and validating operations on site.

The Company relies primarily on its own software development as its core value added. Given the nature of software, there is no raw material as such. The Company sources its DICOM libraries from Duke, see "Intellectual Property" above, and the operating system for integrated computer workstations from other parties. In addition, the Company sources systems components, computers and computer peripherals from suppliers such as Silicon Graphics and Access Graphics, Inc. See "Important Factors--Dependence on Single Platform."

Governmental Regulation
-----------------------

As medical devices, the Company's medical visualization and analysis products are subject to extensive and rigorous regulation by numerous governmental authorities, principally the FDA and corresponding foreign agencies. In the United States, the FDA administers the Federal Food, Drug and Cosmetic Act and its amendments. These regulations classify medical devices as either Class I, II or III devices, which are subject to general controls, special controls or pre-market approval requirements, respectively. Most Class I and II devices, as well as some Class III devices, can be cleared for marketing pursuant to a 510(k) pre-market notification. The process of obtaining a 510(k) clearance typically can take several months to a year or longer.

Some Class III devices require more stringent clinical investigation and pre-market clearance requirements. In such cases, the FDA will require that the manufacturer submit a pre-market approval ("PMA") application that must be reviewed and approved by the FDA prior to sale and marketing of the device in the United States. The process of obtaining a PMA can be expensive, uncertain and lengthy, frequently requiring anywhere from one to several years from the date of FDA submission, if approval is obtained at all. Moreover, a PMA, if granted, may include significant limitations on the indicated uses for which a product may be marketed.

Both of the Company's current products, VoxelView and Vitrea, are classified as Class II medical devices and have received marketing clearance from the FDA as the result of 510(k) submissions. In the early 1990's, the review time by the FDA to clear medical devices for commercial release lengthened and the number of clearances, both of 510(k) submissions and PMA's, decreased. In response to public and congressional concern, the FDA Modernization Act of 1997 was adopted with the intent of bringing better definition to the clearance process. Although it is expected that the 1997 Act will result in improved cycle times for product clearance, there can be no assurance that the FDA review process will not involve delays or that certain clearances will be granted on a timely basis.

The Company is also increasingly becoming subject to regulation in those foreign countries in which it sells its products. Many of the regulations applicable to the Company's products in such countries are similar to those of the FDA. The Company's ability to successfully market and sell its products internationally depends in large part on its ability to comply with such foreign regulatory requirements. Vitrea software has been CE marked, indicating conformance with applicable sections of the Medical Device Directive 93/42/EEC, which allows the product to be marketed in the member countries of the European Communities.

The Company is also subject to periodic inspections by the FDA, whose primary purpose is to audit the Company's compliance with quality system regulations established by the FDA and other applicable government standards. Regulatory action may be initiated in response to audit deficiencies or to product performance problems. The Company believes that its manufacturing and quality control procedures are in essential compliance with the requirements of the FDA regulations.

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

Third Party Reimbursement and Cost Containment
----------------------------------------------

The Company's products are purchased primarily by hospitals, clinics and other users that bill various third party payers for the services provided to the patients. These payers, which include Medicare, Medicaid, private insurance companies and managed care organizations, reimburse part or all of the costs and fees associated with the procedures utilizing the Company's products. Medicare and Medicaid reimbursement for hospitals is based on a fixed amount for admitting a patient with a specific diagnosis. Because of this fixed reimbursement method, hospitals have incentives to use less costly methods in treating Medicare and Medicaid patients, and will frequently make capital expenditures to take advantage of less costly treatment technologies. Frequently, reimbursement is reduced to reflect the availability of a new procedure or technique and, as a result, hospitals are generally willing to implement new cost-saving technologies before these downward adjustments take effect. Likewise, because the rate of reimbursement for certain physicians who perform certain procedures has been, and may in the future, be reduced in the event of changes in the resource-based relative value scale method of payment calculation, physicians may seek greater cost efficiency in treatment to minimize any negative impact of reduced reimbursement. Any amendments to existing reimbursement rules and regulations which restrict or terminate the reimbursement eligibility (or the extent or amount of coverage) of medical procedures using the Company's products or the eligibility (or the extent or amount of coverage) of the Company's products could have a material adverse impact on business.

In response to the focus of national attention on rising health care costs, a number of changes to reduce costs have been proposed or have begun to emerge. There have been, and may continue to be proposals by legislators and regulators and third party payers to reduce these costs. There has also been a significant increase in the number of Americans enrolling in some form of managed care plan and, in addition, many hospitals participate in or have agreements with HMOs. It has become a typical practice for hospitals to affiliate themselves with as many managed care plans as possible. Higher managed care penetration typically drives down the prices of healthcare procedures, which in turn places pressure on medical supply prices. This causes hospitals to implement tighter vendor selection and certification processes, by reducing the number of vendors used, purchasing more products from fewer vendors and trading discounts on price for guaranteed higher volumes to vendors. Hospitals have also sought to control and reduce costs over the last decade by joining group purchasing organizations or purchasing alliances. The Company cannot predict what continuing or future impact these practices, the existing or proposed legislation, or such third party payer measures may have on its future business.

Employees
---------

As of February 28, 1999, the Company had 50 employees, with 17 involved in research and development, 12 in sales and marketing, 9 in technical support functions and 12 in administrative functions.

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below are the names of the executive officers of the Company as of March 22, 1999, their ages, the year first elected as an executive officer of the Company and employment for the past five years.

NAME                          AGE        TITLE
-------------------------------------------------------------------------------
Douglas M. Pihl               60         Chairman of the Board, President,
                                         Chief Executive Officer and Director

Vincent J. Argiro, Ph.D.      43         Executive Vice President, Chief
                                         Technology Officer and Director

Steven P. Canakes             43         Vice President - U.S. Sales

David M. Frazee               38         Vice President - Engineering

Gregory S. Furness            45         Senior Vice President - Finance, Chief
                                         Financial Officer, Treasurer
                                         and Secretary

Jay D. Miller                 39         Senior Vice President and General
                                         Manager

Robert C. Samec               46         Vice President - Regulatory Affairs and
                                         Quality Assurance

Douglas M. Pihl. Mr. Pihl has been a director of the Company since May 1997, its Chairman of the Board since December 1997, and its Chief Executive Officer since February 1998. Since August 1996, Mr. Pihl has been a private investor. From May 1992 to August 1996, Mr. Pihl was the President and Chief Executive Officer of NetStar, Inc. Mr. Pihl has over 30 years of experience in the computer industry with extensive responsibility in design, product planning and management. From February 1989 to December 1990 he was Senior Vice President, Development for Apertus Technologies, Inc. (formerly Lee Data Corporation). From December 1987 until February 1989, Mr. Pihl was an independent consultant. Mr. Pihl was Senior Vice President-Development of Lee Data Corporation ("Lee Data") from April 1979 until December 1987. Mr. Pihl was a founder in 1979 of Lee Data, which then developed, manufactured and marketed computer peripheral products.

Vincent J. Argiro, Ph.D. Dr. Argiro was appointed Executive Vice President and Chief Technology Officer of Vital Images in October 1995. From May 1994 until May 1997, Dr. Argiro also served as a Vice President of Bio-Vascular, the former parent company of Vital Images. Dr. Argiro served as a director of Bio-Vascular from May 1994 until March 1996. Following the acquisition of the Company by Bio-Vascular in May 1994, Dr. Argiro served as President of the Company until October 1995. Dr. Argiro, the founder of the Company, served as Chairman of the Board of the Company from 1988 until May 1994. From 1988 to 1990 and from September 1991 to June 1992, Dr. Argiro also served as President of the Company. Prior to June 1992, Dr. Argiro served as an Associate Professor of Physiology at Maharishi University of Management in Fairfield, Iowa, where he conducted research in neuroscience and cell biology.

Steven P. Canakes. Mr. Canakes was named Vice President - U.S. Sales in August 1998. Prior to that he was the Company's Director of U.S. Sales from March 1998. From July 1996 to March 1998, Mr. Canakes was Vice President of Business Development for MedManagement, LLC in Plymouth, Minnesota. From February 1994 to July 1996, Mr. Canakes served as Vice President of Sales for Medintell Systems and Value Health Corporation, a Medintell Systems Division. Prior to February 1994, Mr. Canakes was a CT Product Sales Manager for Picker International, Inc.

David M. Frazee. Mr. Frazee was named Vice President - Engineering in March 1999. From July 1998 to March 1999, Mr. Frazee served as a Manager in the Solution Strategies Practice of Whittman-Hart, Inc. From April 1997 to July 1998, Mr. Frazee was Director of Program Management and Internet Products at LodgeNet Entertainment, Inc. Prior to April 1997, Mr. Frazee held several systems and software development and management positions at GE Medical Systems, Inc., most recently as Manager of the Global Software Applications Operation.

Gregory S. Furness. Mr. Furness was named Senior Vice President - Finance in August 1998 and has served as Chief Financial Officer, Treasurer and Secretary of Vital Images since February 1997. From December 1987 to December 1996 Mr. Furness served as Executive Vice President and Chief Financial Officer of CAMAX Manufacturing Technologies, Inc., a computer-aided manufacturing software developer, which was acquired by Structural Dynamics Research Corporation in June 1996. Prior to December 1987, Mr. Furness was employed as Vice President, Finance and Chief Financial Officer of Mizar, Inc., and as an audit manager at Deloitte and Touche LLP. Mr. Furness is a Certified Public Accountant.

Jay D. Miller. Mr. Miller was named Senior Vice President and General Manager in August 1998 and served as Vice President Marketing and Sales of Vital Images from February 1998 to August 1998. Mr. Miller served as the Company's Vice President - Marketing and Business Development from February 1997 to February 1998. From 1989 until his employment by the Company, Mr. Miller was employed by GE Medical Systems, Inc. in positions of increasing responsibility in the marketing area, including serving as product manager and global product line strategy for MR imaging products and marketing manager for the cardiology market segment. Prior to 1989, Mr. Miller was employed by Siemens Medical Systems in technical marketing.

Robert C. Samec. Mr. Samec was named Vice President - Regulatory Affairs and Quality Assurance in October 1998. Mr. Samec served as Vice President, Regulatory/Quality of ContiMed, Inc., a urologic device developer from October 1997 to October 1998. Prior to October 1997, Mr. Samec spent 15 years with Aequitron Medical, Inc., a developer of portable respiratory devices, where he was Vice President, Regulatory Affairs/Quality Assurance.

ITEM 1A - IMPORTANT FACTORS

The following factors are important and should be considered carefully in connection with any evaluation of the Company's business, financial condition, results of operations and prospects. Additionally, the following factors could cause the Company's actual results to materially differ from those reflected in any forward-looking statements of the Company.

Historical Operating Losses
---------------------------

The Company had operating losses of $3,467,000, $5,211,000 and $2,545,000 for the years ended December 31, 1998 and 1997 and October 31, 1996, respectively, and, with the exception of the fiscal year ended October 31, 1995, has incurred operating losses each year since 1990. As of December 31, 1998, the Company's accumulated deficit was $14,011,000. While the Company is optimistic that it can achieve its first quarterly profit in the fourth quarter of 1999, there can be no assurance that the Company will be profitable at any time in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Dependence on Market Growth
---------------------------

The medical visualization industry in which the Company markets its products is still developing. The developing stage of the industry is attributable to the fairly recent availability of high performance computers at reduced prices, the recent adoption of industry standards for the generation, transmission and storage of medical imaging data, and changing medical practices. Although the Company believes that the recent advances in the affordability of high performance computers and in the development of industry standards for imaging data will provide opportunities for growth in the medical visualization industry, given the uncertainties associated with the developing stage of the industry, there can be no assurance that the industry will continue to develop in the manner anticipated by the Company. Accordingly, there can be no assurance that the medical visualization industry will provide growth opportunities for the Company and its volume rendering software products or that the Company's business strategies and focus on volume rendering technology will be successful as the medical visualization industry continues to evolve.

The success of the Company's products will depend on its ability to successfully market its products, the ability and willingness of physicians to use two- and three-dimensional imaging software in clinical diagnosis, surgical planning, patient screening, and other diagnosis and treatment protocols, and the ability of the Company to differentiate its volume rendering software from competing products employing surface rendering or other technologies. There can be no assurance that the Company will be able to succeed in its efforts to further develop, commercialize, and achieve market acceptance for its Vitrea software, or for any other product. See "Business--Description," "--Technology," "--Industry Background," "--Markets" and "--Competition."

Need for Additional Capital
---------------------------

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

If Vital Images' operations progress as anticipated, of which there can be no assurance, the Company believes that the capital contributions made by Bio-Vascular, together with cash flows from operations and borrowings available under the credit agreement entered into in March 1999, should be sufficient to satisfy its cash requirements for at least the next twelve months. The timing of Vital Images' future capital requirements, however, will depend on a number of factors, including the ability of Vital Images to successfully market its products; the ability and willingness of physicians to use two- and three-dimensional imaging software in clinical diagnosis, surgical planning, patient screening and other diagnosis and treatment protocols; the impact of competition in the medical visualization business; the ability of Vital Images to differentiate its volume rendering software from competing products employing surface rendering or other technologies; the ability of the Company to build an effective sales and distribution channel; and the ability to enhance existing products and develop new products on a timely basis. To the extent that Vital Images' operations do not progress as anticipated, additional capital may be required sooner. There can be no assurance that any required additional capital will be available on acceptable terms, or at all, and the failure to obtain any such required capital would have a material adverse effect on Vital Images' business. The issuance of additional equity capital may result in dilution of current shareholder voting and ownership interests. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Highly Competitive Industry; Risk of Technological Obsolescence
---------------------------------------------------------------

The Company faces intense competition in the medical visualization industry. While the industry is in a developing stage, its development to date has been characterized by rapid innovation and technological change. The Company expects technology to continue to develop rapidly, and the Company's success will depend to a large extent on its ability to maintain a competitive position with its volume rendering technology. There can be no assurance that the Company will be able to compete effectively in the marketplace or that products developed by its competitors will not render its products obsolete or non-competitive. Similarly, there can be no assurance that the Company's competitors will not succeed in developing or marketing products that are viewed as providing superior clinical performance or are less expensive relative to the Company's products currently marketed or to be developed. Companies competing with the Company in the medical visualization industry include large, established manufacturers of medical imaging equipment. In addition to having significantly greater capital and staffing resources for research and development that are critical to success in the rapidly changing medical visualization industry, such companies also have well-established marketing and distribution networks and may have a competitive advantage in marketing visualization and analysis tools as an integrated part of their imaging products. Additionally, the Company faces competition from other entities, such as PACS vendors, hospital, radiology and clinical systems suppliers and internal development projects sponsored by hospital radiology departments. There can be no assurance that the Company will be able to compete effectively with such manufacturers or competing entities. See "Business--Technology," "--Industry Background" and "--Competition."

Dependence on Single Platform
-----------------------------

Substantially all the Company's product offerings are designed to run on workstations manufactured and sold by Silicon Graphics. To the extent that Silicon Graphics workstations become unavailable to the Company or that end-users of the Company's products utilize platforms manufactured by other companies, the Company may encounter difficulty in marketing its products. In any such event, the Company may be required to engage in substantial research and development and sales and marketing efforts, at potentially significant expense, to reconfigure and remarket its products to run at optimal performance levels on workstations other than those manufactured by Silicon Graphics. There can be no assurance that end-users of the Company's products will not determine to use platforms other than those currently compatible with the Company's products, and any such use could have a material adverse effect on the Company's business, financial condition and results of operations. See "Business--Products and Product Development."

Dependence on Major Customers
-----------------------------

For the year ended December 31, 1998, sales by the Company to Toshiba America Medical Systems ("Toshiba") and Paradigm Geophysical Corporation accounted for approximately 23% and 14%, respectively, of the Company's net revenue. Further, management believes a limited number of large customers may continue to account for a significant portion of the Company's revenues during any given period for the foreseeable future. The Company currently has no long-term purchase agreements with any of its customers and sales are generally made pursuant to purchase orders. A reduction, delay, or cancellation of orders from one or more of its significant customers could have a material adverse effect on the Company's operating results.

Fluctuations in Quarterly Results
---------------------------------

The Company may experience significant fluctuations in future annual and quarterly operating results. If these fluctuations occur, they may result in volatility in the price of the Company's Common Stock. Quarterly revenues and operating results may fluctuate as a result of a variety of factors including the timing of significant orders, the timing of product enhancements and new product introductions by the Company, its competitors and its customers, the pricing of the Company's products, changes in customers' budgets, and competitive conditions. Although the Company's revenues have increased in recent quarterly periods, there can be no assurance that the Company's revenues will increase in future quarters.

The Company's largest customer, Toshiba--see "Business--Dependence on Major Customers"--has recently begun marketing and selling a new high speed CT scanner, the Aquillion(TM). Toshiba has only begun delivering the Aquillion to its customers and has many scanner purchases on back order. Since some of these orders will not be delivered until later in 1999, this may have the effect of delaying shipments of Vitrea software and hardware purchased in conjunction with a Toshiba scanner. Accordingly, some of the revenue the Company expects to realize in the first half of 1999 may be delayed until the second half of 1999. The Company estimates that a delay in revenue, if it occurs may result in fluctuations in the Company's quarterly results, but will not have a material adverse effect on the Company's long-term financial position or results of operations.

Uncertain Protection for Intellectual Property; Possible Claims of Others
-------------------------------------------------------------------------

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

Product Liability Risk; Limited Insurance Coverage
--------------------------------------------------

The manufacture and sale of products used in the practice of medicine entail significant risk of product liability claims. While the Company currently maintains product liability insurance in the amount of $6,000,000 per occurrence and $7,000,000 in total and also maintains errors and omissions coverage in the amount of $6,000,000 per occurrence and in total, there can be no assurance that its coverage limits will be adequate to protect the Company from any liabilities it might incur in connection with the sale of its products, or that the Company will be able to maintain this level of coverage in the future. In addition, in order to compete in the medical visualization industry, the Company will have to maintain a steady pace of new product rollouts and updates or enhancements of existing products. Accordingly, the Company may require increased product liability coverage as additional products and updates come to the marketplace. Such insurance is expensive and in the future may not be available on acceptable terms, if at all. A successful product liability claim or series of such claims against the Company in excess of the Company's insurance coverage could have a material adverse effect on its business.

Dependence on Key Employee; Need to Hire Additional Personnel
-------------------------------------------------------------

The Company will depend upon the active participation of Dr. Argiro, its founder and Executive Vice President and Chief Technology Officer. Loss of the services of Dr. Argiro could have a material adverse effect on the Company's future business. Dr. Argiro does not have an employment agreement with the

Company. The Company has key-man life insurance coverage for Dr. Argiro in the amount of $500,000. Furthermore, the Company's success as a company will depend on its ability to enhance and develop markets for its current products as well as to introduce new products to the marketplace. This success will depend largely on its ability to attract and retain other qualified scientific and management personnel. The Company competes for such personnel with other companies, academic institutions, government entities and organizations, many of which have substantially greater capital resources and research and development capabilities than the Company. There can be no assurance that the Company will be successful in recruiting or retaining such personnel, and the inability of the Company to recruit and retain such personnel would have a material adverse effect on the Company's business.

Government Regulation
---------------------

The Company's products are subject to regulation by the FDA and by comparable agencies in foreign countries. In the United States, the FDA regulates the development, introduction, manufacturing, labeling and recordkeeping procedures for medical devices, including medical visualization and analysis software and systems. The process of obtaining marketing clearance from the FDA for new products and new applications for existing products can be time-consuming and expensive. All of the products currently marketed by the Company have received marketing clearance from the FDA pursuant to 510(k) pre-market notifications. There can be no assurance, however, that clearance will be granted with respect to future products or enhancements or that FDA review will not involve delays that would adversely affect the Company's ability to market such future products or enhancements. In addition, there can be no assurance that future products or enhancements will not be subject to the more lengthy and expensive pre-market approval process with the FDA.

Even if regulatory approvals to market a product are obtained from the FDA, these approvals may entail limitations on the indicated uses of the product. Product approvals by the FDA can also be withdrawn due to failure to comply with regulatory standards or the occurrence of unforeseen problems following initial approval. The FDA could also limit or prevent the distribution of the Company's products and has the power to require the recall of such products. FDA regulations depend heavily on administrative interpretation, and there can be no assurance that future interpretations made by the FDA or other regulatory bodies will not adversely affect the Company. The FDA may inspect the Company and its facilities from time to time to determine whether the Company is in compliance with various regulations relating to specification, development, documentation, validation, testing, quality control and product labeling. A determination that the Company is in violation of such regulations could lead to imposition of civil penalties, including fines, product recalls or product seizures and, in extreme cases, criminal sanctions.

The Company markets its products both domestically and internationally. International regulatory bodies have established varying regulations governing product standards, packaging requirements, labeling requirements, import restrictions, tariff regulations, duties and tax requirements. The inability or failure of the Company to comply with the varying regulations or the imposition of new regulations could restrict its ability to sell its products internationally and could thereby adversely affect the Company's business. See "Business--Governmental Regulation."

Limitations on Third-Party Reimbursement
----------------------------------------

The Company's products are purchased by hospitals, clinics and other users, which bill various third party payers, such as government health programs, private health insurance plans, managed care organizations and other similar programs, for the health care goods and services provided to their patients. Payers may deny reimbursement if they determine that a product used in a procedure was not used in accordance with established payer protocol regarding cost-effective treatment methods or was used for an unapproved indication. Third party payers are increasingly challenging the prices charged for medical services and, in some instances, have put pressure on service providers to lower their prices or reduce their services. The Company is unable to predict what changes will be made in the reimbursement methods used by third party healthcare payers. There can be no assurance that procedures in which the Company's products are used will be considered cost effective by third party payers, that reimbursement for such procedures will be available or, if available, that payers' reimbursement levels will not adversely affect the Company's ability to sell its products on a profitable basis. In addition, there have been and may continue to be proposals by legislators, regulators and third party payers to curb further these costs in the future. Failure by hospitals and other users of the Company's products to obtain reimbursement from third party payers, changes in third party payers' policies towards reimbursement for procedures using the Company's products or legislative action could have a material adverse effect on the Company's business. See "Business--Third Party Reimbursement and Cost Containment."

Certain Anti-Takeover Considerations
------------------------------------

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

Effects of Trading in the Over-the-Counter Market
-------------------------------------------------

The Company's common stock is traded in the over-the-counter market on the OTC Electronic Bulletin Board. Consequently, the liquidity of the Company's common stock may be impaired, not only in the number of shares that may be bought and sold, but also through delays in the timing of transactions, and coverage by security analysts and the news media may also be reduced. As a result, prices for shares of the Company's Common Stock may be lower than might otherwise prevail if the Company's Common Stock were traded on a national securities exchange.

Item 2.   PROPERTIES

The Company's principal offices, sales, marketing and operations, as well as some product development activities, are located in Minneapolis, Minnesota, where the Company currently occupies approximately 14,000 square feet under a lease that expires January 31, 2002. Under this lease, the Company has the option to expand its facilities, and under certain conditions, the lease may be terminated early by the Company on January 31, 2000. The Company is required to post a security deposit of up to $150,000 if, during the term of the lease, the aggregate balance of cash and marketable securities owned by the Company falls below $3,000,000 or its equity falls below $1,000,000.

In addition, a portion of the Company's product development, quality engineering and customer support operations are conducted in facilities with approximately 9,000 square feet located in Fairfield, Iowa under a lease that expires on June 1, 2000. In December 1998, the Company made a decision to consolidate its operations at its headquarters in Minneapolis, Minnesota and close its facility in Fairfield, Iowa.

The Company considers its current facilities adequate for its current needs and believes that suitable additional space will be available as needed.

Item 3.   LEGAL PROCEEDINGS

The Company is not engaged in any legal proceedings at this time.


Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There was no matter submitted to the vote of security holders during the fourth quarter of 1998.


                                    PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

The Company's Common Stock has traded on the OTC Bulletin Board under the symbol "VTAL" since May 14, 1997. The following table sets forth, for each of the periods indicated, the high and low closing bid quotations for the Company's Common Stock as reported by the OTC Bulletin Board. Such prices reflect inter-dealer prices, do not include adjustments for retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

                                                         High          Low
                                                         ----          ---
                  1998
                  ----
                  Fourth Quarter                        $2.1250      $1.0625
                  Third Quarter                         $3.2188      $1.1250
                  Second Quarter                        $3.2500      $1.7500
                  First Quarter                         $2.3125      $1.0000

                  1997
                  ----
                  Fourth Quarter                        $1.6875      $1.1875
                  Third Quarter                         $2.1250      $1.6250
                  Second Quarter                        $2.5000      $1.5000
                  (commencing May 14, 1997)

The Company has never paid or declared any cash dividends on its Common Stock and does not intend to pay dividends on its Common Stock in the near future. To date, the Company has incurred losses and presently expects to retain its future anticipated earnings to finance development and expansion of its business. As of February 28, 1999, there were approximately 5,500 beneficial owners and approximately 1,200 registered holders of record of the Company's Common Stock.

Item 6.   SELECTED FINANCIAL DATA

The following selected financial data for each of the fiscal years in the five-year period ended December 31, 1998 is derived from the audited financial statements of the Company and the notes thereto. The information set forth below should be read in conjunction with the Company's financial statements, including the notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations," which are included elsewhere in this Annual Report on Form 10-K.

(IN THOUSANDS, EXCEPT PER SHARE DATA)




                                    FOR THE YEARS ENDED OR AS OF     FOR THE TWO MONTHS
                                              DECEMBER 31              ENDED OR AS OF       FOR THE YEARS ENDED OR AS OF OCTOBER 31
                                    ----------------------------        DECEMBER 31,        ---------------------------------------
STATEMENTS OF OPERATIONS:               1998         1997 (1)           1996 (1)             1996 (1)       1995(1)        1994(1)
                                        ----         --------           --------             -------        -------        -------
Revenue                              $ 4,527          $ 1,218           $     65             $   882        $2,894 (2)     $ 1,680
Gross margin                           3,302              915                 53                 720         2,488 (2)       1,170

Operating expenses:
Selling, general and
   administrative                      4,954            3,871                328               1,805           879           1,098
Research and development               1,815            2,255                333               1,460         1,357           1,255
Acquisition costs                        -                -                  -                   -             -                71
                                     -------          -------           --------             -------        ------         -------
Operating income (loss)               (3,467)          (5,211)              (608)             (2,545)          252 (2)      (1,254)

Net income (loss)                    $(3,209)         $(4,774)          $   (521)            $(2,546)       $  253         $(1,261)
                                     =======          =======            =======             =======        ======         =======

Net income (loss)
   per share - basic (3)             $ (0.66)         $ (1.00)          $   (.11)             $ (.54)       $  .07
                                     =======          =======           ========             =======        ======

Weighted average common shares
    outstanding - basic (3)            4,841            4,772              4,745               4,716         3,786
                                     =======          =======           ========             =======        ======

Net income (loss)
   per share - diluted (3)           $ (0.66)         $ (1.00)          $   (.11)             $ (.54)       $  .06
                                     =======          =======           ========             =======        ======

Weighted average common shares
   outstanding - diluted (3)           4,841            4,772              4,745               4,716         4,031
                                     =======          =======           ========             =======        ======

BALANCE SHEETS:
Working capital (deficiency)         $ 3,360          $ 6,415           $  6,214              $ (258)       $ (144)        $     4
Total assets                           5,938            8,296             10,493                 943           739             855
Short and long-term debt                 -                -                  -                   -             -               -
Total equity                           4,134            7,253              9,720                 174           321             343


(1) Reflects Vital Images' results as a wholly-owned subsidiary of Bio-Vascular from May 1994 through May 1997. Vital Images was merged with Bio-Vascular in May 1994 in a transaction accounted for as a pooling-of-interests and subsequently spun-off as an independent, publicly-owned company in May 1997. Results of operations during the period from May 1994 through May 1997 include allocations of certain general corporate expenses of Bio-Vascular.

(2) Includes $1,500 of one-time license fee revenue, which contributed $1,322 to gross margin and operating income.

(3) For periods after the Distribution, basic and diluted net loss per share is computed using the weighted average common shares outstanding during the period. Common share equivalents are not included in the net loss per share calculations since they are anti-dilutive.

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

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Vital Images, Inc. (the "Company" or "Vital Images") develops and markets visualization and analysis software for clinical diagnosis, surgical planning and medical research. The Company's technology, which utilizes high-speed visualization and analysis, as well as network communications based on DICOM and Internet protocols, cost-effectively brings 3D visualization and analysis into the routine, day-to-day practice of medicine. The Company, which operates in a single business segment, markets its products to healthcare providers and to manufacturers of diagnostic imaging systems through a direct sales force in the United States and independent distributors in international markets.

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

On July 17, 1997, the Board of Directors of the Company adopted a resolution changing the Company's fiscal year end from October 31 to December 31, effective with the calendar year beginning January 1, 1997. The 1998 and 1997 fiscal years ended on December 31, whereas the 1996 fiscal year ended on October 31. Accordingly, a two-month transition period from November 1, 1996 through December 31, 1996 preceded the start of the 1997 fiscal year.

References to 1998, 1997 and 1996 discussed below refer to the years ended December 31, 1998 and 1997 and October 31, 1996, respectively.

REVENUE

Total revenue increased 272% to $4,527,000 in 1998 compared with $1,218,000 in 1997. Total revenue in 1997 increased 38% from total revenue of $882,000 in 1996. These increases were primarily the result of volume increases in shipments of Vitrea(R), the Company's flagship medical visualization and analysis software released in October 1997. Software and hardware revenue from Vitrea shipments totaled $3,234,000 in 1998, compared with $404,000 in 1997, and none in 1996. In addition, there was an increase in maintenance and service revenue related to Vitrea sales and an increase in royalties received from the Company's license agreement with Paradigm Geophysical Corporation ("Paradigm"). Revenue received under the license agreement with Paradigm was $618,000, $313,000 and none in 1998, 1997 and 1996, respectively. These increases more than offset a decline in both license fee revenue and maintenance revenue from VoxelView(R) software, the Company's product for the research market. Management expects to achieve significant revenue growth in 1999 over 1998. However, actual results could vary materially from the foregoing forward-looking statement as a result of lower than expected demand for the Vitrea product or the timing of future releases of Vitrea software.

GROSS MARGIN

The gross margin percentage decreased to 73% in 1998 from 75% in 1997 and 82% in 1996, primarily as a result of Vitrea system sales increasing as a proportion of the Company's product mix. The Vitrea system, consisting of Vitrea software and third-party hardware and peripherals, is designed to offer end users an integrated visualization and analysis system. The Company receives only a nominal discount in purchasing the third-party hardware and peripheral components of the Vitrea system, and the Company's gross margin on the resale of these system components approximates its discount. The Company anticipates that as hardware revenue related to the sale of Vitrea software continues as a significant proportion of the Company's total revenue, the overall gross margin percentage will approximate the results of 1998. This forward-looking statement will be influenced primarily by vendor discounts on the third-party hardware and peripheral components of the Vitrea system, the selling price of the Vitrea system and on the Company's product mix.

SALES AND MARKETING

Sales and marketing expenses were $2,955,000, $2,167,000 and $846,000 for 1998, 1997 and 1996, respectively. The increase from 1997 to 1998 was primarily due to increased compensation costs as a result of increased sales commissions and additional personnel, including the addition of a Vice President of U.S. Sales, and increased travel expenses related to selling and promoting the Vitrea product. The increase from 1996 to 1997 was primarily due to increased compensation costs, including the addition of a Vice President of Marketing and Business Development, as well as promotional, consulting and travel expenses related to the marketing and promotion of the Vitrea product. The Company expects sales and marketing costs to increase in future periods primarily as a result of the cost of additional sales and customer support personnel.

RESEARCH AND DEVELOPMENT

Research and development expenses were down 20% to $1,815,000 in 1998 from $2,255,000 in 1997. The decrease was primarily due to reimbursement of $285,000 of engineering costs pursuant to the development contract with ATL Ultrasound, Inc. ("ATL"), fewer software engineers and a decrease in travel expenses. Research and development expenses were $1,459,000 in 1996. The increase in 1997 from the 1996 level was primarily due to increased compensation costs resulting from increased staffing for the development of the Vitrea product. In addition, travel, depreciation and other expenses related to staffing also increased in 1997 as compared to 1996 due to increased development efforts for Vitrea software. The Company anticipates that research and development expenses will increase in future periods as additional releases of Vitrea software are developed and the reimbursement of engineering costs by ATL decreases.

GENERAL AND ADMINISTRATIVE

General and administrative expenses were $1,999,000, $1,703,000 and $960,000 in 1998, 1997, and 1996, respectively. The increase from 1997 to 1998 was due primarily to a charge of $180,000 in connection with the resignation of the Company's former Chief Executive Officer and expenses of $100,000 related to the planned closing of the Company's Iowa facility. In December 1998 the Company made a decision to consolidate its operations at its headquarters in Minneapolis, Minnesota and close its facility in Fairfield, Iowa. In addition, compensation expense increased as a result of increased staffing, including the addition of a Vice President of Regulatory Affairs and Quality Assurance, and compensation costs for employees hired in 1997 that were present for all of 1998. Incremental costs associated with being an independent public company, including professional fees and shareholder reporting, also contributed to the increase. These increases were partially offset by a decrease of $441,000 related to stock-based compensation costs in 1997. The increase from 1996 to 1997 was due to increases in the Company's administrative infrastructure, and the incremental costs associated with becoming an independent public company. During 1997, the Company leased new corporate offices resulting in increased rent expense, increased its purchases of property and equipment resulting in increased depreciation, and incurred costs for legal and investor relations expenses as a result of becoming an independent public company. In addition, compensation costs increased as a result of increased staffing, including the addition of a Chief Financial Officer and an increase related to deferred stock-based compensation costs. The Company believes that general and administrative costs will increase in future periods primarily due to increased compensation expense for employees hired in 1998 that will be present for all of 1999 and additional new hires in 1999, as well as additional costs related to the closing of the Company's Iowa facility.

RESULTS OF OPERATIONS

The increasing revenues from Vitrea shipments net of the increased expenses attributable to the development of the Company's management team and infrastructure and the development and promotion of the Vitrea product, resulted in an operating loss of $3,467,000 for 1998 compared with an operating loss of $5,211,000 for 1997 and an operating loss of $2,545,000 for 1996.

INTEREST INCOME

There was $264,000 of interest income for 1998, compared with $443,000 in 1997 and $1,000 in 1996. The decrease in interest income from 1997 to 1998 was due to a lower balance of cash, cash equivalents and marketable securities as a result of the use of cash to fund the Company's operations. The increase from 1996 to 1997 was primarily the result of interest income on the $10,000,000 in cash, cash equivalents and marketable securities assigned by Bio-Vascular to the Company, effective November 1, 1996, as well as the $1,845,000 contributed on the Distribution Date, less cash used for operations subsequent to those dates.

INCOME TAXES

As a wholly-owned subsidiary of Bio-Vascular through May 11, 1997, the Company did not file separate federal income tax returns, but rather was included in the federal income tax returns filed by Bio-Vascular. For purposes of the Company's financial statements prior to the Distribution, the Company's allocated income tax provisions were based on the "separate return" method. The income tax provisions for all years presented consist solely of certain state minimum fees. A valuation allowance has been established to completely reserve for the deferred tax assets of the Company.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1998, the Company had $3,737,000 in cash, cash equivalents and marketable securities. The Company's working capital was $3,360,000 and the Company had no material borrowings. In March 1999, the Company entered into a collateralized line of credit agreement with a bank for $950,000. Borrowings under the agreement are limited to the lower of $950,000 or the Company's borrowing base, which consists of a specified percentage of certain accounts receivable. The Company is also required to maintain a cash and cash equivalents balance of at least $1,000,000. As of March 19, 1999, the Company's available borrowings under the agreement were $561,000.

Cash flows used in operations decreased to $2,342,000 for 1998 from $4,075,000 in 1997. For 1996, $1,905,000 was used in operations. Cash flows were used primarily to fund operating losses in each of the years 1998, 1997 and 1996, which were partially offset by non-cash expenses for depreciation and amortization in 1998, 1997 and 1996 and stock-based compensation in 1997 and 1996. Increases in current liabilities increased cash flows in each of the years 1998 and 1997 and were offset in 1998 and 1997 by increases in accounts receivable. Changes in deferred revenue resulted in increased cash in 1998 and 1996 and in decreased cash in 1997.

The increases in current liabilities in 1998 and 1997 were due primarily to increases in accounts payable and accrued payroll and other liabilities. The increases in accounts receivable and accounts payable were due primarily to volume increases in Vitrea sales and costs related thereto, respectively, and the increase in accrued payroll and other liabilities was due primarily to increases in bonuses, commissions and accrued vacation pay related to increases in employee headcount. In 1996, the increase in current liabilities was due to an increase in deferred revenue related to the development agreement with ATL.

Net investing activities provided $3,555,000 of cash in 1998 primarily due to the conversion of marketable securities into cash. In 1997, the Company used $3,776,000 in investing activities primarily due to the investment of cash in marketable securities. The Company used $380,000 in investing activities in 1996. The Company added property and equipment of $423,000, $796,000 and $371,000 in 1998, 1997 and 1996, respectively, primarily for computer equipment to accommodate the increases in employee headcount in 1998, 1997 and 1996 and telecommunications equipment to accommodate the Company's move into new facilities in 1997.

Cash provided by financing activities totaled $91,000, $1,818,000 and $2,285,000 in 1998, 1997 and 1996, respectively. Net cash investments made by Bio-Vascular of $1,798,000 and $2,285,000 accounted for nearly all of the cash from financing activities in 1997 and 1996, respectively. During 1998 and 1997, net cash of $91,000 and $20,000, respectively, was provided by proceeds from the Company's employee stock option plans.

The Company has never paid or declared any cash dividend and does not intend to pay dividends in the near future. The Company has no current commitments for material capital expenditures. See Note 5 to the financial statements, "Lease Commitments," for additional commitments and contingencies. The Company expects to use cash in the near term as it continues to develop the infrastructure to support its business and develop the market for its products.

If the Company's operations progress as anticipated, of which there can be no assurance, management believes that its cash, cash equivalents and marketable securities and borrowings available under the credit agreement entered into in March 1999 should be sufficient to satisfy its cash requirements for at least the next twelve months. The timing of the Company's future capital requirements, however, will depend on a number of factors, including the ability and willingness of physicians to use three-dimensional visualization and analysis software in clinical diagnosis, surgical planning, patient screening and other diagnosis and treatment protocols; the ability of the Company to successfully market its products; the ability of the Company to differentiate its volume rendering software from competing products employing surface rendering or other technologies; the ability of the Company to build an effective sales and distribution channel; the impact of competition in the medical visualization business; and the ability of the Company to enhance existing products and develop new products on a timely basis. To the extent that the Company's operations do not progress as anticipated, additional capital may be required sooner. There can be no assurance that any required additional capital will be available on acceptable terms or at all, and the failure to obtain any such capital would have a material adverse effect on the Company's business.


YEAR 2000 READINESS

Many computer programs and embedded computer chips are unable to distinguish between the year 1900 and the year 2000. Therefore, some computer hardware and software will need to be modified prior to the year 2000 in order to remain functional. This is commonly known as the Year 2000 ("Y2K") issue.

The Company has a formal program in place with an assigned Year 2000 project team to ensure that its critical areas will operate normally at the turn of the century. The goal of the Year 2000 team is to ensure that the Company's equipment, systems and processes and those of its significant business partners are sufficiently Year 2000 compliant such that no date/time issue will have any material adverse impact on the products or services that the Company provides its customers or the timely and accurate processing of transactions.

The project team has identified its Y2K risks in the following four categories:
Company products, financial software, embedded chip technology and non-financial software, and noncompliance by suppliers and customers.

Company Products. The Company is in the process of assessing the Y2K readiness of its software products and has made the commitment that any product releases in 1999 and later will be Y2K compliant. Management expects this assessment to be completed by June 30, 1999. The Company has posted a table detailing the Y2K readiness status of its products on its website at www.vitalimages.com. The
                                                   -------------------
table will be updated periodically as the Company completes the testing and/or review procedures on each of its products. Management believes that a lack of Y2K readiness in any of its products, except for Vitrea and Advanced 3DI, would not have a material impact on the Company's results of operations or financial condition. The Company expects to have certified Y2K compliant versions of both Vitrea and Advanced 3DI prior to December 31, 1999.

Financial Software. During 1997, the Company purchased and installed a new accounting software package. The Company has obtained a statement from the vendor indicating that the software is Y2K compliant. The Company also plans to test the Y2K readiness of this software by June 30, 1999.

Embedded Chip Technology and Non-financial Software. The Company has assessed its Y2K readiness with regard to critical and non-critical embedded chip technology and non-financial software. The Company's assessment of its Y2K readiness did not reveal any critical embedded chip technology or non-financial software that was not Y2K compliant. The Company's assessment did reveal that certain non-critical assets containing embedded chip technology and certain non-financial software were not Y2K compliant. The Company expects to replace or upgrade these non-compliant assets and non-financial software products by June 30, 1999.

Noncompliance by Suppliers and Customers. The Company has identified its critical suppliers and service providers. The Company intends to contact such suppliers and service providers by June 30, 1999 to determine the state of their Y2K readiness. To the extent that responses to the Y2K issue are unsatisfactory, the Company will consider changing suppliers or service providers, but there can be no assurance that the Company will be successful in finding such alternative suppliers or service providers. The Company does not have any formal information concerning the Y2K compliance status of its customers. If customers experience significant Y2K problems, they may choose to delay or cancel orders for the Company's products. In the event that any of the Company's significant suppliers or customers do not achieve Y2K compliance in a timely manner, and the Company is unable to replace them with alternate suppliers or customers, the Company's operations could be materially adversely affected.

The costs incurred by the Company to date in addressing its Year 2000 readiness issues have not been material. The Company currently estimates that the total additional costs for addressing its internal Year 2000 readiness will not be material. These costs are being expensed as they are incurred. The Company plans to devote the necessary resources to resolve all significant Year 2000 issues in a timely manner.

Throughout 1999, the Company will determine areas where contingency planning is needed. The planning efforts include, but are not limited to, identification and mitigation of potential serious business interruptions and establishing crisis response processes to address unexpected problems.

The Company's statements regarding its Year 2000 readiness are forward-looking statements and are, therefore, subject to change as a result of known and unknown factors. Both the Company's cost estimates and completion time frames could be influenced by the Company's ability to successfully identify all Year 2000 issues, the nature and amount of remediation required, the availability and cost of trained personnel in this area and the Year 2000 success that key third parties and customers attain. While these and other unforeseen factors could have a material adverse impact on the Company's financial position, results of operations or liquidity in future periods due to possible business disruptions caused by a lack of third party Year 2000 readiness, management believes that it has implemented an effective Year 2000 compliance program that will minimize the possible negative consequences to the company.

The Year 2000 readiness disclosure statement set forth above is a "Year 2000 Readiness Disclosure" under the federal Year 2000 Information and Readiness Disclosure Act.


FOREIGN CURRENCY TRANSACTIONS

Substantially all of the Company's foreign transactions are negotiated, invoiced and paid in U.S. dollars.

INFLATION

Management believes inflation has not had a material effect on the Company's operations or on its financial condition.

NEW ACCOUNTING STANDARDS

During 1998, the Company adopted Statement of Financial Accounting Standards No. ("SFAS") 130, Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general-purpose financial statements. The effect of adopting SFAS 130 is included in the Statement of Shareholders' Equity.

The Company also adopted SFAS 131, Disclosure about Segments of an Enterprise and Related Information during 1998. SFAS 131 requires disclosure of segment data in a manner consistent with that used by an enterprise for internal management reporting and decision-making. SFAS 131 establishes requirements to report selected segment information quarterly and to report entity-wide disclosures about products and services, major customers and the material countries in which the entity holds assets and reports revenue. The Company is in one business segment, the visualization software business. Therefore the adoption of SFAS 131 did not impact the Company's financial reporting practices.

Effective January 1, 1998 the Company adopted Statement of Position 97-2, Software Revenue Recognition (SOP 97-2), which provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions and supersedes SOP 91-1, Software Revenue Recognition. SOP 97-2 did not materially impact the Company's revenue recognition practices, financial position or results of operations for the year ended December 31, 1998 and would not have materially impacted the revenue recognition practices, financial position or results of operations for the year ended December 31, 1997, the two months ended December 31, 1996 or the year ended October 31, 1996.


MARKET RISK

The Company is exposed to market risk related to changes in the fair value of its financial instruments due to changes in interest rates. As of December 31, 1998, the Company's financial instruments had remaining maturities of two months or less. As a result, a 1% change in interest rates would not have a material impact on the fair value of the Company's financial instruments as of December 31, 1998.

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                   PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

          (a)  Directors of the Registrant.

          The information under the caption "Election of Directors" in the Company's 1999 Proxy Statement is incorporated herein by reference.

          (b)  Executive officers of the Registrant.

          Information concerning Executive Officers of the Company is included in this Report on page 13 under Item 1, "Executive Officers of the Registrant."

          (c)  Compliance with 16(a) of the Securities Exchange Act of 1934.

          The information under the caption "Compliance with Section 16 (a)" in the Company's 1999 Proxy Statement is incorporated herein by reference.

Item 11.  EXECUTIVE COMPENSATION

          The information under the caption "Executive Compensation" and "Compensation of Directors" in the Company's 1999 Proxy Statement is incorporated herein by reference.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The information under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's 1999 Proxy Statement is incorporated herein by reference.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information under the caption "Certain Relationships and Related Transactions" in the Company's 1999 Proxy Statement is incorporated herein by reference.

                                    PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

          (a) (1) The following financial statements and supplemental schedule of Vital Images, Inc. and Report of Independent Accountants thereon are included herein:

                                                                                                                   Page
                                                                                                                   ----
            Report of Independent Accountants..................................................................     31
            Balance Sheets as of December 31, 1998 and 1997....................................................     32
            Statements of Operations for the years ended December 31, 1998 and 1997, the two
                  months ended December 31, 1996 and the year ended October 31, 1996...........................     33
            Statements of Shareholders' Equity for the years ended December 31, 1998 and 1997, the two
                  months ended December 31, 1996 and the year ended October 31, 1996...........................     34
            Statements of Cash Flows for the years ended December 31, 1998 and 1997, the two
                  months ended December 31, 1996 and the year ended October 31, 1996...........................     35
            Notes to Financial Statements......................................................................     36

            Schedule II. Valuation and Qualifying Accounts.....................................................     49

            (a) (2) Included in Item 14 (a) (1) above

            All other schedules to the financial statements required by Article 7 of Regulation S-X are not required under the related instructions or are inapplicable and therefore have been omitted.

            (a) (3) LISTING OF EXHIBITS

            The Exhibits required to be a part of this Report are listed in the Index to Exhibits which follows the Financial Statement Schedule on page 50.

            (b) REPORTS ON FORM 8-K

            No reports on Form 8-K were filed during the quarter ended December 31, 1998.

            (c) EXHIBITS

            Included in Item 14 (a) (3) above.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Minneapolis, Minnesota, on the 30th day of March 1999.


                                              VITAL IMAGES, INC.

                                        By:   /s/ Gregory S. Furness
                                             --------------------------------
                                             Gregory S. Furness
                                             Chief Financial Officer and
                                             Senior Vice President-Finance
                                             (Chief Accounting Officer)

Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.

Signature                                   Title                                         Date
---------                                   -----                                         ----
/s/Douglas M. Pihl                          Chairman of the Board, President,             March 30, 1999
-----------------------                     Chief Executive Officer and Director
Douglas M. Pihl                             (Principal Executive Officer)

/s/Gregory S. Furness                       Chief Financial Officer, Senior               March 30, 1999
-----------------------                     Vice President-Finance, Treasurer
Gregory S. Furness                          and Secretary
                                            (Chief Accounting Officer)

/s/Vincent J. Argiro                        Executive Vice President, Chief               March 30, 1999
-----------------------                     Technology Officer and Director
Vincent J. Argiro

/s/James B. Hickey, Jr.                     Director                                      March 30, 1999
-----------------------
James B. Hickey, Jr.

/s/Richard W. Perkins                       Director                                      March 30, 1999
-----------------------
Richard W. Perkins

/s/Edward E. Strickland                     Director                                      March 30, 1999
-----------------------
Edward E. Strickland

/s/Michael W. Vannier                       Director                                      March 30, 1999
-----------------------
Michael W. Vannier

/s/Sven A. Wehrwein                         Director                                      March 30, 1999
-----------------------
Sven A. Wehrwein

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Vital Images, Inc.:

In our opinion, the financial statements listed in the index appearing under
Item 14(a)(1) present fairly, in all material respects, the financial position of Vital Images, Inc. (the Company) as of December 31, 1998 and 1997 and the results of its operations and its cash flows for the years ended December 31, 1998 and 1997, the two months ended December 31, 1996 and the year ended October 31, 1996, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(1) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



                                                   /s/PricewaterhouseCoopers LLP
                                                   -----------------------------


Minneapolis, Minnesota
February 10, 1999, except
as to Note 10, for which
the date is March 19, 1999

VITAL IMAGES, INC.
BALANCE SHEETS

                                                                                             AS OF DECEMBER 31,
                                                                                  -----------------------------------------
                                                                                          1998                 1997
                                                                                          ----                 ----
ASSETS
Current assets:
     Cash and cash equivalents                                                         $  1,751,615        $    448,377
     Marketable securities                                                                1,985,556           5,963,464
     Accounts receivable, net of allowance for doubtful accounts
      of $78,000 and $40,000 as of December 31, 1998 and 1997, respectively               1,149,109             581,130
     Prepaid expenses and other current assets                                              135,117             264,826
                                                                                       ------------        ------------
         Total current assets                                                             5,021,397           7,257,797
Property and equipment, net                                                                 916,238             997,947
Other assets                                                                                     -               40,267
                                                                                       ------------        ------------

             TOTAL ASSETS                                                              $  5,937,635        $  8,296,011
                                                                                       ============        ============


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                                  $    505,260        $    203,579
     Accrued payroll                                                                        587,261             322,572
     Deferred revenue                                                                       380,851             212,556
     Other current liabilities                                                              188,381             104,003
                                                                                       ------------        ------------
         Total current liabilities                                                        1,661,753             842,710
Deferred revenue                                                                            141,615             200,107
                                                                                       ------------        ------------
         Total liabilities                                                                1,803,368           1,042,817

Commitments

Shareholders' equity:
    Preferred stock: $0.01 par value; 5,000,000 shares authorized; none issued
      or outstanding as of December 31, 1998 and 1997                                            -                   -
    Common stock: $0.01 par value; 20,000,000 shares authorized; 4,870,497 and
      4,806,561 shares issued and outstanding as of December 31, 1998 and 1997,
      respectively                                                                           48,705              48,066
    Additional paid-in capital                                                           18,096,707          18,006,824
    Accumulated deficit                                                                 (14,011,145)        (10,801,696)
                                                                                       ------------        ------------
         Total shareholders' equity                                                       4,134,267           7,253,194
                                                                                       ------------        ------------

             TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                $  5,937,635        $  8,296,011
                                                                                       ============        ============

(The accompanying notes are an integral part of the financial statements.)

VITAL IMAGES, INC.
STATEMENTS OF OPERATIONS

                                                                FOR THE YEARS
                                                                   ENDED                       FOR THE TWO        FOR THE YEAR
                                                                DECEMBER 31,                  MONTHS ENDED            ENDED
                                                    -----------------------------------        DECEMBER 31,         OCTOBER 31,
                                                         1998                 1997                1996                1996
                                                         ----                 ----                ----                ----
Revenue:
     License fees                                     $   2,734,783       $    751,810       $      14,176        $    506,267
     Maintenance and services                               511,564            290,769              50,790             343,534
     Hardware                                             1,281,004            175,592                 -                32,325
                                                      -------------       ------------        ------------        ------------
         Total revenue                                    4,527,351          1,218,171              64,966             882,126

Cost of revenue:
     License fees                                           147,387            143,135              11,894             122,714
     Maintenance and services                               120,989              3,309                 -                13,669
     Hardware                                               956,767            157,032                 -                25,903
                                                      -------------       ------------        ------------        ------------
         Total cost of revenue                            1,225,143            303,476              11,894             162,286

              Gross margin                                3,302,208            914,695              53,072             719,840

Operating expenses:
     Sales and marketing                                  2,955,317          2,167,400             179,066             845,561
     Research and development                             1,814,602          2,255,030             333,011           1,459,490
     General and administrative                           1,999,141          1,703,024             148,743             959,961
                                                      -------------       ------------        ------------        ------------
         Total operating expenses                         6,769,060          6,125,454             660,820           3,265,012

              Operating loss                             (3,466,852)        (5,210,759)           (607,748)         (2,545,172)

Interest income                                             263,668            443,439              87,045                 923
                                                      -------------       ------------        ------------        ------------

Loss before income taxes                                 (3,203,184)        (4,767,320)           (520,703)         (2,544,249)
Income taxes                                                  6,265              6,500                 -                 1,500
                                                      -------------       ------------        ------------        ------------

Net loss                                              $  (3,209,449)      $ (4,773,820)       $   (520,703)       $ (2,545,749)
                                                      =============       ============        ============        ============

Net loss per share - basic and diluted                $       (0.66)      $      (1.00)       $      (0.11)       $      (0.54)
                                                      =============       ============        ============        ============

Weighted average common shares
   outstanding - basic and diluted                        4,840,814          4,771,739           4,744,547           4,716,401
                                                      =============       ============        ============        ============

(The accompanying notes are an integral part of the financial statements.)

VITAL IMAGES, INC.
STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                                          Net
                                                        Common Stock       Additional                  Investment
                                                     ------------------      Paid-In       Deferred      by Bio-      Accumulated
                                                     Shares      Amount      Capital     Compensation   Vascular        Deficit
                                                     ------      ------      -------     ------------   --------        -------
Balances as of October 31, 1995                       1,000      $     10   $ 2,428,047   $     -      $  854,011   $(2,961,424)
   Issuance of option for common stock
    at below market price                                -             -        575,000    (575,000)           -             -
   Amortization of deferred compensation                 -             -            -       115,000            -             -
   Net amount received from Bio-Vascular                 -             -            -           -       2,284,509            -
   Comprehensive income (loss):
    Net loss                                             -             -            -           -              -     (2,545,749)
   Total comprehensive income (loss)
                                                -----------      --------   -----------   ----------    ----------   -----------
Balances as of October 31, 1996                       1,000            10     3,003,047    (460,000)    3,138,520    (5,507,173)
   Contribution of capital from
     Bio-Vascular                                        -             -     10,000,000         -              -             -
   Amortization of deferred compensation                 -             -            -        19,166            -             -
   Net amount received from
     Bio-Vascular                                        -             -            -           -          60,190            -
   Comprehensive income (loss):
      Net loss                                           -             -            -           -              -       (520,703)
      Change in unrealized loss
        on marketable securities                         -             -            -           -              -             -
 Total comprehensive income (loss)
                                                -----------      --------   -----------  ----------     ----------   -----------
Balances as of December 31, 1996                      1,000            10    13,003,047    (440,834)    3,198,710    (6,027,876)
   Cancellation of common stock owned
    by Bio-Vascular                                  (1,000)          (10)          -           -              10            -
   Contribution of capital from Bio-Vascular             -             -      1,797,814         -              -             -
   Issuance of common stock in connection
    with spin-off from Bio-Vascular               4,772,422        47,724     3,150,996         -     (3,198,720)            -
   Amortization of deferred compensation                 -             -            -       440,834            -             -
   Cancellation of restricted stock                  (2,565)          (25)           25         -              -             -
   Issuance of common stock under
    Employee Stock Purchase Plan                     15,776           158        20,490         -              -             -
   Issuance of common stock awards                   20,928           209        34,452         -              -             -
   Comprehensive income (loss):
      Net loss                                           -             -            -           -              -     (4,773,820)
      Change in unrealized loss on
         marketable securities                           -             -            -           -              -             -
   Total comprehensive income (loss)
                                                -----------      --------   -----------  ----------     ---------   ------------
Balances as of December 31, 1997                  4,806,561        48,066    18,006,824         -              -    (10,801,696)
   Cancellation of restricted stock                  (2,383)          (24)           24         -              -             -
   Issuance of common stock upon exercise
    of stock options                                 41,925           419        57,391         -              -             -
   Issuance of common stock under
    Employee Stock Purchase Plan                     24,394           244        32,468         -              -             -
   Comprehensive income (loss):
      Net loss                                           -             -            -           -              -     (3,209,449)
   Total comprehensive income (loss)
                                                -----------      --------   -----------  ----------     ---------   ------------
Balances as of December 31, 1998                  4,870,497      $ 48,705   $18,096,707  $      -        $     -   $(14,011,145)
                                                ===========      ========   ===========  ==========     =========   ============

                                                          Accumulated
                                                            Other                     Total
                                                          Comprehensive             Shareholders'
                                                          Income (Loss)                Equity
                                                          -------------                ------
Balances as of October 31, 1995                               $      -                $   320,644
   Issuance of option for common stock
    at below market price                                            -                         -
   Amortization of deferred compensation                             -                    115,000
   Net amount received from Bio-Vascular                             -                  2,284,509
   Comprehensive income (loss):
    Net loss                                                         -
   Total comprehensive income (loss)                                                   (2,545,749)
                                                              ---------               -----------
Balances as of October 31, 1996                                      -                    174,404
   Contribution of capital from
      Bio-Vascular                                                   -                 10,000,000
   Amortization of deferred compensation                             -                     19,166
   Net amount received from Bio-Vascular                             -                     60,190
   Comprehensive income (loss):
      Net loss                                                       -
      Change in unrealized loss
         on marketable securities                               (13,125)
   Total comprehensive income (loss)                                                     (533,828)
                                                              ---------               -----------
Balances as of December 31, 1996                                (13,125)                9,719,932
   Cancellation of common stock owned
    by Bio-Vascular                                                  -                         -
   Contribution of capital from Bio-Vascular                         -                  1,797,814
   Issuance of common stock in connection
    with spin-off from Bio-Vascular                                  -                         -
   Amortization of deferred compensation                             -                    440,834
   Cancellation of restricted stock                                  -                         -
   Issuance of common stock under
    Employee Stock Purchase Plan                                     -                     20,648
   Issuance of common stock awards                                   -                     34,661
   Comprehensive income (loss):
      Net loss                                                       -
      Change in unrealized loss on marketable securities         13,125
   Total comprehensive income (loss)                                                   (4,760,695)
                                                              ---------               -----------
Balances as of December 31, 1997                                     -                  7,253,194
   Cancellation of restricted stock                                  -                         -
   Issuance of common stock upon exercise
    of stock options                                                 -                     57,810
   Issuance of common stock under
    Employee Stock Purchase Plan                                     -                     32,712
   Comprehensive income (loss):
      Net loss                                                       -
   Total comprehensive income (loss)                                                   (3,209,449)
                                                              ---------               -----------
Balances as of December 31, 1998                              $      -                $ 4,134,267
                                                              =========               ===========

(The accompanying notes are an integral part of the financial statements.)

VITAL IMAGES, INC.
STATEMENTS OF CASH FLOWS

                                                                  FOR THE YEARS
                                                                       ENDED                      FOR THE TWO       FOR THE YEAR
                                                                   DECEMBER 31,                   MONTHS ENDED           ENDED
                                                         ----------------------------------        DECEMBER 31,        OCTOBER 31,
                                                             1998                 1997                1996                 1996
                                                             ----                 ----                ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                            $ (3,209,449)         $(4,773,820)        $   (520,703)       $ (2,545,749)
     Adjustments to reconcile net loss to net cash
        used in operating activities:
         Depreciation and amortization                        504,949              511,085               33,613             183,396
         Stock-based compensation                                 -                475,495               19,166             115,000
         Provision for uncollectible accounts
            receivable                                         52,313               12,452                  700              36,592
         Other                                                 40,267                 -                    -                  1,073
         Changes in operating assets and
            liabilities:
             Accounts receivable                             (620,292)            (504,218)             100,743               6,633
             Prepaid expenses and other current
                assets                                        129,709              (65,511)              15,676             (51,255)
             Accounts payable                                 301,681              116,049               27,997              (7,327)
             Deferred revenue                                 109,803              (84,197)             (15,264)            378,613
             Accrued payroll and other liabilities            349,067              237,816               (8,091)            (21,629)
                                                         ---------------       -----------         ------------        ------------
                Net cash used in operating
                   activities                              (2,341,952)          (4,074,849)            (346,163)         (1,904,653)


CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property and equipment                     (423,240)            (795,828)             (95,466)           (371,217)
     Increase in other assets                                     -                (17,011)             (14,617)             (8,639)
     Investments in marketable securities                  (9,522,092)          (9,826,875)                -                   -
     Maturities of marketable securities                   13,500,000            6,863,411                 -                   -
                                                         ------------          -----------         ------------        ------------
                Net cash provided by (used in)
                   investing activities                     3,554,668           (3,776,303)            (110,083)           (379,856)


CASH FLOWS FROM FINANCING ACTIVITIES:
     Net investment by Bio-Vascular                               -              1,797,814            6,937,313           2,284,509
     Purchases of common stock under
        stock option plans                                     90,522               20,648                -                   -
                                                         ------------          -----------         ------------        ------------
                Net cash provided by financing
                   activities                                  90,522            1,818,462            6,937,313           2,284,509

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                         1,303,238           (6,032,690)           6,481,067               -

CASH AND CASH EQUIVALENTS,
   BEGINNING OF PERIOD                                        448,377            6,481,067                -                   -
                                                         ------------          -----------         ------------        ------------

CASH AND CASH EQUIVALENTS, END OF
   PERIOD                                                $  1,751,615         $    448,377         $  6,481,067        $      -
                                                         ============         ============         ============        ============

(The accompanying notes are an integral part of the financial statements.)

VITAL IMAGES, INC.
NOTES TO FINANCIAL STATEMENTS

(1) BUSINESS DESCRIPTION, BACKGROUND AND BASIS OF PRESENTATION

   Business Description

Vital Images, Inc. (the "Company" or "Vital Images") develops and markets visualization and analysis software for clinical diagnosis, surgical planning and medical research. The Company's technology, which utilizes high-speed visualization and analysis, as well as network communications based on DICOM and Internet protocols, cost-effectively brings 3D visualization and analysis into the routine, day-to-day practice of medicine. The Company, which operates in a single business segment, markets its products to healthcare providers and to manufacturers of diagnostic imaging systems through a direct sales force in the United States and independent distributors in international markets.

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

   Basis of Presentation

The financial statements for periods subsequent to May 11, 1997 reflect the assets, liabilities, shareholders' equity, revenues and expenses of the Company on a stand-alone basis. The financial statements for periods prior to May 12, 1997 reflect the assets, liabilities, equity, revenues and expenses of the Company as it was operated as a wholly-owned subsidiary of Bio-Vascular. Prior to May 12, 1997, the Statements of Operations include an allocation of certain general corporate expenses of Bio-Vascular for administration, accounting, finance, human resources and regulatory functions. These allocations were based on estimates of personnel time and effort spent on the Company. Management believes these allocations were made on a reasonable basis. Corporate overhead allocations were $77,000 for the year ended December 31, 1997, $38,000 for the two-month period ended December 31, 1996, and $226,000 for the year ended October 31, 1996.

VITAL IMAGES, INC.
NOTES TO FINANCIAL STATEMENTS


The Company's financing requirements through the Distribution Date were represented primarily by cash transactions with Bio-Vascular and are reflected in the "Net Investment by Bio-Vascular" equity account. Activity in the Net Investment by Bio-Vascular equity account relates to net cash received from Bio-Vascular through intercompany advances to fund the Company's operating deficits. These amounts received from Bio-Vascular were considered to be capital contributions, as the Company did not have the ability to substantially repay these advances. The financial information included herein for periods prior to the Distribution may not necessarily be indicative of the financial position, results of operations or cash flows of the Company, if it had been a separate, independent company during the periods prior to the Distribution.


(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Fiscal Year

On July 17, 1997, the Board of Directors of the Company adopted a resolution changing the Company's fiscal year end from October 31 to December 31, effective with the calendar year beginning January 1, 1997. The 1998 and 1997 fiscal years ended on December 31, whereas the 1996 fiscal year ended on October 31. Accordingly, a two-month transition period from November 1, 1996 through December 31, 1996 preceded the start of the 1997 fiscal year.

   Use of Estimates

The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Principal areas requiring the use of estimates include the allocation of general corporate expenses between the Company and Bio-Vascular for periods prior to the Distribution, the determination of the treatment of software development costs and the allowance for uncollectible accounts receivable.

   Financial Instruments

The Company considers all highly liquid investments acquired with an original maturity of three months or less to be cash equivalents. Investments having original maturities in excess of three months are classified as marketable securities. Investments are classified as short-term or long-term on the balance sheet based on their maturity date. As of December 31, 1998 and 1997, all of the Company's marketable securities are classified as available-for-sale and all mature in one year or less. Available-for-sale investments are recorded at market value, which is based on quoted market prices, with unrealized holding gains and losses included as a separate component of shareholders' equity. The Company uses a specific identification cost method to determine the gross realized gains and losses on the sale of its securities.

   Concentration of Credit Risk

Cash is held primarily by one financial institution. Cash equivalents and marketable securities are invested in a limited number of corporate bonds. The Company's customer base is generally concentrated with a small base of customers. The Company reviews the creditworthiness of its customers prior to product shipment and generally does not require collateral.

VITAL IMAGES, INC.
NOTES TO FINANCIAL STATEMENTS


  Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the related asset's estimated useful life, generally three to seven years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the remaining terms of the related leases. The asset cost and related accumulated depreciation or amortization are adjusted for asset retirement or disposal with the resulting gain or loss, if any, credited or charged to other income.

   Revenue Recognition

Revenue is derived from the licensing of computer software, sales of system hardware and from service revenue consisting of maintenance, installation, training and consulting services. License and hardware revenue is recognized upon shipment, provided there are no remaining post-delivery obligations and collection is deemed probable. If post-delivery obligations exist or if a product is subject to customer acceptance, revenues are deferred until no obligations remain or until acceptance has occurred. Software maintenance revenue is recognized ratably over the maintenance period and other service revenue is recognized as the services are performed.

   Research and Development Costs

Costs related to research, design and development of products are charged to research and development expense as incurred. Software development costs are capitalized beginning when a product's technological feasibility has been established and ending when a product is available for general release to customers. The Company uses the working model approach to determine technological feasibility. Generally, the Company's products are released soon after technological feasibility has been established. As a result, the Company has not capitalized any software development costs, since such costs have not been significant.

   Income Taxes

The Company accounts for income taxes using the asset and liability method. Deferred income tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

As a wholly-owned subsidiary of Bio-Vascular through May 11, 1997, the Company did not file separate federal income tax returns, but rather was included in the federal income tax returns filed by Bio-Vascular. The Company's allocated income tax provisions for the period from January 1, 1997 through May 11, 1997, the two months ended December 31, 1996 and the year ended October 31, 1996 are based on the "separate return" method and consist solely of certain state minimum fees.

VITAL IMAGES, INC.
NOTES TO FINANCIAL STATEMENTS


   Net Loss Per Share

For periods after the Distribution, net loss per share is computed using the weighted average common shares outstanding during the period. Common share equivalents are not included in the net loss per share calculations since they are anti-dilutive. Warrants and options to purchase common stock could potentially dilute basic earnings per share in future periods, if the Company generates net income.

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

   Stock-Based Compensation

Statement of Financial Accounting Standards No. ("SFAS") 123 Accounting for Stock-Based Compensation, encourages but does not require companies to record compensation cost for stock-based compensation awards at fair value. The Company has chosen to continue to account for stock options using the intrinsic value method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation cost for stock options granted is measured as the excess, if any, of the value of the Company's stock as of the date of the grant over option exercise price. Such compensation cost is amortized on a straight-line basis over the underlying vesting term of the option.

   Recent Accounting Pronouncements

During 1998, the Company adopted SFAS 130, Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general-purpose financial statements. The effect of adopting SFAS 130 is included in the Statement of Shareholders' Equity.

The Company also adopted SFAS 131, Disclosure about Segments of an Enterprise and Related Information during 1998. SFAS 131 requires disclosure of segment data in a manner consistent with that used by an enterprise for internal management reporting and decision-making. SFAS 131 establishes requirements to report selected segment information quarterly and to report entity-wide disclosures about products and services, major customers and the material countries in which the entity holds assets and reports revenue. The Company is in one business segment, the visualization software business. Therefore, the adoption of SFAS 131 did not impact the Company's financial reporting practices.

Effective January 1, 1998 the Company adopted Statement of Position 97-2, Software Revenue Recognition (SOP 97-2), which provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions and supersedes SOP 91-1, Software Revenue Recognition. SOP 97-2 did not materially impact the Company's revenue recognition practices, financial position or results of operations for the year ended December 31, 1998 and would not have materially impacted the revenue recognition practices, financial position or results of operations for the year ended December 31, 1997, the two months ended December 31, 1996 or the year ended October 31, 1996.

VITAL IMAGES, INC.
NOTES TO FINANCIAL STATEMENTS


(3)  SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION


   Cash and Cash Equivalents and Marketable Securities

                                                                         DECEMBER 31,
                                                              ------------------------------
                                                                  1998                1997
                                                              ------------          --------
Cash and cash equivalents:
   Cash                                                       $   201,217          $    23,693
   Corporate debt securities                                      999,167                -
   Money market funds                                             551,231              424,684
                                                              -----------          -----------
     Cash and cash equivalents                                $ 1,751,615          $   448,377
                                                              ===========          ===========

Marketable securities:
   Corporate debt securities                                  $ 1,985,556          $ 2,963,464
   Debt securities issued by U.S. government agency                   -              3,000,000
                                                              ----------           -----------
     Marketable securities                                    $ 1,985,556          $ 5,963,464
                                                              ===========          ===========

Cost approximates market for all classifications of financial instruments. Realized gains and losses were not material for the years ended December 31, 1998 and 1997, the two months ended December 31, 1996 and the year ended October 31, 1996. A net unrealized holding loss of $13,125 has been included in shareholders' equity as of December 31, 1996.


   Property and Equipment

                                                                          DECEMBER 31,
                                                                  --------------------------
                                                                    1998              1997
                                                                  --------          --------
     Furniture and fixtures                                       $   203,229       $   177,647
     Equipment                                                      1,708,556         1,922,852
     Computer software                                                242,117           227,338
     Leasehold improvements                                            23,048            23,048
                                                                  -----------       -----------
        Total property and equipment                                2,176,950         2,350,885
     Less accumulated depreciation and amortization                (1,260,712)       (1,352,938)
                                                                  -----------       ------------
        Property and equipment, net                               $   916,238       $   997,947
                                                                  ===========       ===========

   Non-Cash Financing Transactions

Effective November 1, 1996, Bio-Vascular assigned approximately $3,000,000 of marketable securities to Vital Images, along with the related accrued interest.

VITAL IMAGES, INC.
NOTES TO FINANCIAL STATEMENTS


(4)  DEFERRED REVENUE

Deferred revenue consists of deferred maintenance revenue and also includes amounts received from ATL Ultrasound, Inc. ("ATL") in August 1996 to enter into an exclusive development agreement with the Company. The agreement with ATL is a five-year agreement to co-develop the Company's 3D volume rendering technology for use in ATL's ultrasound imaging systems. The contract fee revenue of $300,000 received in 1996 from ATL is being amortized on a straight-line basis over the five-year term of the agreement.


(5)  LEASE COMMITMENTS

The Company leases office facilities under a non-cancelable operating lease in Minneapolis, Minnesota expiring January 31, 2002. Under the terms of the lease the Company is also required to contribute to the cost of certain building improvements and operating costs. In addition, the Company leases office facilities in Fairfield, Iowa under a non-cancelable operating lease, which expires on June 1, 2000. Total rent expense, including charges for monthly operating costs, was $368,000 and $234,000 for the years ended December 31, 1998 and 1997, respectively, $12,000 for the two months ended December 31, 1996 and $74,000 for the year ended October 31, 1996.

Scheduled minimum lease payments are approximately as follows:

                     1999                  $     225,000
                     2000                        185,000
                     2001                        157,000
                     2002                         13,000
                                           -------------
                     Total                 $     580,000
                                           =============

The lease on the Minneapolis facility also requires the Company to post a security deposit of up to $150,000 if, during the term of the lease, the Company's aggregate balance of cash and marketable securities falls below $3,000,000 or the Company's equity falls below $1,000,000.


(6)  SHAREHOLDERS' EQUITY

    Change in Authorized Shares

Prior to the Distribution, Bio-Vascular, the Company's sole shareholder, approved an increase in the number of authorized shares of capital stock from 1,000 shares to 25,000,000 shares and the reservation of 5,000,000 of such shares as undesignated preferred stock, having such rights, preferences and designations as determined by the Board of Directors. As a result, the Company's authorized capital stock as of December 31, 1998 consists of 20,000,000 shares of common stock and 5,000,000 shares of preferred stock.

VITAL IMAGES, INC.
NOTES TO FINANCIAL STATEMENTS


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


   Restricted Stock

Under certain compensation agreements, an arrangement which provides for awards of restricted common stock to key management was adopted by Bio-Vascular in 1992. Pursuant to the agreement governing the Company's spin-off from Bio-Vascular (the "Distribution Agreement"), Vital Images assumed its proportionate share of obligations represented by such restricted shares such that 25,375 restricted shares were issued by the Company on the Distribution Date in connection with the spin-off from Bio-Vascular. As of December 31, 1998, 4,848 shares of restricted stock, generally vesting over a period of one to two years, remain unearned by certain key Bio-Vascular employees.

VITAL IMAGES, INC.
NOTES TO FINANCIAL STATEMENTS


   Stock Option Plans

In connection with the Distribution, Bio-Vascular, as the sole shareholder of the Company, approved and adopted several option plans and stand-alone option grants, which covered employees of both Vital Images and Bio-Vascular. The adopted plans include the Incentive Stock Option Adjustment Plan, the 1990 Management Incentive Stock Option Plan, the 1992 Director Stock Option Adjustment Plan, the 1992 Stock Option Plan, and the 1995 Stock Incentive Adjustment Plan (collectively, the "Mirror Plans"). Each of these plans is intended to mirror the provisions of a corresponding Bio-Vascular plan that was in effect at the time of the Distribution. As each Bio-Vascular option plan generally provided for the termination of options following termination of employment, each of the Mirror Plans, as well as each of the stand-alone option grants (the "Mirror Grants"), were approved and adopted to provide that the Distribution would not cause a termination of any Vital Images employee for the purposes of such plans or option grant, and that Bio-Vascular options held by Vital Images employees following the Distribution would remain exercisable following the Distribution, so long as such employees remain employed by Vital Images or any subsidiary. Similar provisions were also adopted with respect to Vital Images options held by Bio-Vascular employees. On the Distribution Date, 608,534 options were issued in connection with the Mirror Plans and the Mirror Grants (collectively, the "Mirror Options"). These options have vesting periods ranging from less than one year up to four years and terms ranging from less than one year up to ten years. No additional grants may be made pursuant to any of the Mirror Plans.

In May 1997, Bio-Vascular, as the sole shareholder of the Company, approved and adopted the Vital Images, Inc. 1997 Stock Option and Incentive Plan (the "Stock Option Plan"), which became effective on the Distribution Date. Under the terms of the plan, the Board of Directors may grant options and other stock-based awards to key employees to purchase shares of the Company's common stock at an option exercise price equal to or greater than 85% of the fair market value on the date of grant. The options are exercisable at such times, in installments or otherwise, as the Board of Directors may determine. Generally, these options are incentive stock options with a term of eight years and are exercisable to 28% of the total grant one year after the date of grant and 2% per month thereafter. In May of 1998 the shareholders of the Company approved an increase of 250,000 common shares, bringing the total number of shares of common stock that may be issued or awarded under the Stock Option Plan to 925,000. As of December 31, 1998, there are 203,857 shares available for grant under the Stock Option Plan.

Also in May 1997, Bio-Vascular, as the sole shareholder of the Company, approved and adopted the Vital Images, Inc. 1997 Director Stock Option Plan (the "Director Plan") (together with the Stock Option Plan, the "1997 Plans"), which became effective on the Distribution Date. The Director Plan provides non-employee directors with automatic grants of stock options, and allows the Board of Directors to make additional discretionary option grants to any or all directors. Options that are granted under the Director Plan are generally granted with an option price equal to the fair market value on the date of grant, with a term of eight years, are non-qualified options and become exercisable in three equal annual installments beginning on the first occurring December 31 after the date of grant. In May of 1998 the shareholders of the Company approved an increase of 30,000 common shares, bringing the total number of shares of common stock that may be issued or awarded under the Director Plan to 105,000. As of December 31, 1998, there are 15,000 shares available for grant under the Director Plan.

Subsequent to December 31, 1998, the Board of Directors approved an increase of 500,000 common shares for the Stock Option Plan and an increase of 105,000 common shares for the Director Plan. These increases are subject to approval by the shareholders of the Company.

VITAL IMAGES, INC.
NOTES TO FINANCIAL STATEMENTS


Certain non-plan options were granted to an officer of the Company in 1998. The Company has reserved and granted 300,000 shares of common stock for issuance in connection with non-plan options. These non-plan options have a term of eight years, vest over a two year period and were granted at exercise prices at least equal to fair market value of the Company's common stock on the date of grant.

The following table summarizes stock option activity for 1998 and 1997:

                                                                                     Weighted-Average
                                                                                        Exercise
                                                                  Shares Under         Price Per
                                                                     Option              Share
                                                                -----------------    ---------------
           Total outstanding as of December 31, 1996                       -                   -

           Mirror Options granted                                       608,534             $ 2.85
           Options granted                                              482,268               2.34
           Options exercised                                               -                   -
           Options canceled                                            (143,784)              2.40
                                                                      ---------             ------
           Total outstanding as of December 31, 1997                    947,018               2.66

           Options granted                                              731,000               2.06
           Options exercised                                            (41,925)              1.38
           Options canceled                                            (195,775)              2.30
                                                                      ---------             ------
           Total outstanding as of December 31, 1998                  1,440,318             $ 2.44
                                                                      =========             ======

           Options exercisable as of:

           December 31, 1997                                            437,583             $ 2.86
           December 31, 1998                                            654,850             $ 2.59


Various price ranges and weighted average information for options outstanding as of December 31, 1998 are as follows:

                                         OUTSTANDING OPTIONS                              EXERCISABLE OPTIONS
                         ----------------------------------------------------     ------------------------------------

                             NUMBER          WEIGHTED            WEIGHTED             NUMBER              WEIGHTED
     RANGE OF             OUTSTANDING        AVERAGE             AVERAGE           EXERCISABLE            AVERAGE
 EXERCISE PRICES         AS OF DEC 31,      REMAINING         EXERCISE PRICE      AS OF DEC 31,        EXERCISE PRICE
                              1998       CONTRACTUAL LIFE                              1998
----------------------------------------------------------------------------------------------------------------------
  $0.96 - $1.37              328,050        6.47 years             $1.16             163,300               $1.19
  $1.63 - $2.31              375,865        6.83 years             $2.12              59,045               $2.02
      $2.38                  336,928        6.38 years             $2.38             191,594               $2.38
  $2.39 - $4.64              379,947        6.07 years             $3.75             222,389               $3.70
  $4.89 - $6.27               19,528        4.32 years             $5.73              18,522               $5.75
                           ---------                                                 -------
                           1,440,318                                                 654,850
                           =========                                                 =======

VITAL IMAGES, INC.
NOTES TO FINANCIAL STATEMENTS


   Employee Stock Purchase Plan

The 1997 Employee Stock Purchase Plan (the "ESPP") was approved and adopted by Bio-Vascular, as the sole shareholder of the Company, in May 1997. The ESPP, which became effective on July 1, 1997, enables eligible employees to purchase the Company's common stock at 85% of the fair market value of the stock on the date an offering commences or on the date an offering terminates, whichever is lower. The ESPP covers an aggregate of up to 250,000 shares of common stock that can be issued and sold to participating employees of the Company through a series of three-month offerings, beginning July 1, 1997. The ESPP covers substantially all employees, subject to certain limitations. Each employee may elect to have up to 10% of his or her base pay withheld and applied toward the purchase of shares in each such offering. Purchases under the ESPP for 1998 were 24,394 shares generating proceeds to the Company of $32,712 at an average purchase price of $1.34 and for 1997 there were 15,776 shares purchased, generating proceeds to the Company of $20,648 at an average purchase price of $1.31. As of December 31, 1998, there are 209,830 shares of common stock reserved for purchases under the ESPP.


   Stock-Based Compensation

If compensation cost for the Mirror Options, the ESPP, the Stock Option Plan, the Director Plan and the non-plan options been determined based on the fair value on the grant dates for awards in 1998 and 1997 consistent with the provisions of SFAS No. 123, the Company's net loss and net loss per share for 1998 and 1997 would have been increased to the pro forma amounts indicated below:

                                                                     FOR THE YEARS ENDED DECEMBER 31,
                                                                ------------------------------------------
                                                                       1998                   1997
                                                                -------------------    -------------------
              Net loss                      As reported           $ (3,209,449)         $  (4,773,820)
                                            Pro forma             $ (3,647,000)         $  (5,009,000)

              Net loss per share -          As reported                $ (0.66)               $ (1.00)
                  basic and diluted         Pro forma                  $ (0.75)               $ (1.05)

The weighted average fair values of options granted were:

                  Options under the 1997 Plans                         $  1.28                $  1.44
                  Options under ESPP                                   $  0.24                $  0.26
                  Non-plan options                                     $  0.60                $     -
                  Mirror Options                                       $     -                $  1.21


The weighted average fair value for the Mirror Options, the 1997 Plans and the non-plan options was based on the fair value on the date of grant. The fair value of options under the ESPP was based on the 15 percent purchase discount. The fair value for the Mirror Options, the 1997 Plans and the non-plan options was calculated using the Black-Sholes option pricing model with the following weighted average assumptions:

                                                                      FOR THE YEARS ENDED DECEMBER 31,
                                                                   --------------------------------------
                                                                         1998                 1997
                                                                   -----------------    -----------------
                  Expected option life                                   5.2 years            4.4 years
                  Expected volatility factor                            88.7 %               60.1 %
                  Expected dividend yield                                0 %                  0 %
                  Risk-free interest rate                                5.53 %               6.42 %

The pro forma effects on the net losses for 1998 and 1997 are not necessarily representative of the pro forma effect that may occur on the net income (losses) of future periods.

VITAL IMAGES, INC.
NOTES TO FINANCIAL STATEMENTS


    Warrants

In connection with a 1995 stock offering and issuance of Bio-Vascular common stock, Bio-Vascular issued to the underwriter warrants to purchase 90,000 shares of Bio-Vascular common stock, at an exercise price of $16.375 per share. Under the Distribution Agreement the Company is required to assume its respective obligations represented by such underwriter warrants and to issue 45,000 shares of its common stock upon the exercise thereof, based upon the spin-off distribution ratio of one share of the Company's common stock for each two shares of Bio-Vascular common stock. In exchange, the Distribution Agreement provides that the Company will receive a proportionate share of the exercise price set by the agreement. Accordingly, upon exercise of the warrants, the Company will receive proceeds of approximately $3.35 per share and Bio-Vascular will receive proceeds of approximately $13.03 per share. The warrants are exercisable until September 1999. None of the warrants have been exercised as of December 31, 1998.


(7)  INCOME TAXES

The income tax provision, if any, for each of the periods presented represents state minimum taxes. As of December 31, 1998, the Company has net operating loss carryforwards of approximately $10,773,000 for federal income tax reporting purposes and unused research and development credits of approximately $437,000, which expire in varying amounts from 2004 to 2013. For financial reporting purposes, a valuation allowance has been established to completely reserve for the deferred tax assets related to those carryforwards.

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

The significant components of the Company's tax-effected net deferred tax assets, based on an assumed effective tax rate of 40%, are:

                                                                                    DECEMBER 31,
                                                                          -----------------------------
                                                                            1998                 1997
                                                                          --------             --------
          Net operating loss carryforwards                                $ 4,309,000          $ 3,067,000
          Research and development tax credit carryforwards                   437,000              346,000
          Deferred compensation                                               230,000              230,000
          Deferred revenue                                                     63,000               87,000
          Other, net                                                           96,000               52,000
                                                                          -----------           ----------
          Net deferred tax assets before valuation allowance                5,135,000            3,782,000
          Less valuation allowance                                         (5,135,000)          (3,782,000)
                                                                          -----------           ----------
          Net deferred tax assets                                         $    - 0 -           $    - 0 -
                                                                          ===========          ===========

VITAL IMAGES, INC.
NOTES TO FINANCIAL STATEMENTS


(8)   MAJOR CUSTOMERS AND GEOGRAPHIC DATA

                                                      SIGNIFICANT                        PERCENTAGE OF
                                                        CUSTOMER           REVENUE       TOTAL REVENUE
                                                      -----------          -------       -------------
Year ended December 31, 1998                      Toshiba America        $1,020,000           23%
                                                  Medical Systems

                                                  Paradigm               $  618,000           14%
                                                  Geophysical
                                                  Corporation

Year ended December 31, 1997                      Paradigm               $  313,000           26%
                                                  Geophysical
                                                  Corporation

Two months ended December 31, 1996                ATL Ultrasound, Inc.   $   10,000           15%

                                                  Stanford University    $    8,000           12%

Year ended October 31, 1996                       Mitsubishi             $   99,000           11%
                                                  Chemical

In August 1995, the Company entered into a source code license agreement with Paradigm Geophysical Corporation ("Paradigm") granting Paradigm a worldwide, exclusive license for use in oil and gas exploration applications. Under the agreement, Paradigm became both the exclusive developer and marketer of VoxelGeo(R). The Company receives royalty payments based upon cash collections from sales of VoxelGeo software by Paradigm. These royalty payments will cease on January 1, 2001 or when the aggregate amount of royalties received equals $2,000,000, whichever occurs earlier. During 1998, the Company received royalty payments of $618,000. Through December 31, 1998, total royalty payments received by the Company under this license agreement are $931,000.

The Company's accounts receivable is generally concentrated with a small base of customers. As of December 31, 1998, two customers, each accounting for more than 10% of accounts receivable, accounted for 22% of accounts receivable, while as of December 31, 1997, six customers, each accounting for more than 10% of accounts receivable, accounted for 73% of accounts receivable.

Export revenue amounted to 7% and 18% of total revenue for the years ended December 31, 1998 and 1997, respectively, 27% for the two months ended December 31, 1996, and 13% for the year ended October 31, 1996. Substantially all of the Company's export sales are negotiated, invoiced and paid in U.S. dollars.

VITAL IMAGES, INC.
NOTES TO FINANCIAL STATEMENTS


Export sales by geographic area are summarized as follows:

                                                         FOR THE YEARS
                                                             ENDED                          FOR THE TWO          FOR THE YEAR
                                                         DECEMBER 31,                       MONTHS ENDED             ENDED
                                           ------------------------------------------       DECEMBER 31,          OCTOBER 31,
                                                  1998                   1997                  1996                  1996
                                           -------------------    -------------------    ------------------    -----------------
Europe                                          $  222,000             $  146,000             $  4,000             $ 111,000
Asia and Pacific Region                         $   77,000             $   45,000             $ 14,000             $ 144,000
Canada, Mexico and others                       $    8,000             $   26,000             $    -               $   6,000

(9)  EMPLOYEE BENEFIT PLAN

During 1997, the Company adopted the Vital Images, Inc. Salary Savings Plan (the "Plan"), which is intended to qualify under Section 401(k) of the Internal Revenue Code, as amended. The Plan covers substantially all employees. Each employee may elect to contribute to the Plan through payroll deductions up to 25% of his or her salary, subject to certain limitations. At the discretion of the Board of Directors, the Company may make matching contributions equal to a percentage of the salary reduction contributions or other discretionary amounts. There were no contributions to the Plan by the Company in 1998 or 1997.


(10)  SUBSEQUENT EVENT

On March 19, 1999, the Company entered into a credit agreement with a bank for a short-term line of credit for borrowings up to $950,000. Borrowings under the line of credit agreement bear interest at one-half percent over the prime rate as printed in the Wall Street Journal (7.75% as of December 31, 1998).
                  -------------------
Borrowings under the agreement are limited to the lower of $950,000 or the Company's borrowing base, which consists of a specified percentage of certain accounts receivable. Borrowings under the agreement are collateralized by substantially all of the Company's assets. The line of credit agreement is renewable on an annual basis and contains certain restrictive covenants which, among other things, require the Company to maintain a net worth of at least $2,000,000 and cash and cash equivalents of at least $1,000,000.

VITAL IMAGES, INC.
VALUATION AND QUALIFYING ACCOUNTS



                                  SCHEDULE II

                                                         BALANCE AS OF        CHARGES TO                                BALANCE
                                                           BEGINNING           COST AND                                AS OF END
DESCRIPTION                                                OF PERIOD           EXPENSES          DEDUCTIONS            OF PERIOD
--------------------------------------------------      ----------------     --------------    ----------------      --------------
Allowance for doubtful accounts:

   Year ended December 31, 1998                              $40,000             $52,313            $14,313              $78,000
                                                             =======             =======            =======              =======

   Year ended December 31, 1997                              $49,500             $12,452            $21,952              $40,000
                                                             =======             =======            =======              =======

   Two months ended December 31, 1996                        $48,800             $   700            $    -               $49,500
                                                             =======             =======            =======              =======

   Year ended October 31, 1996                               $20,000             $36,592            $ 7,792              $48,800
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

   3.2 By-laws of the Company (incorporated by reference to Exhibit 3.2 to the Company's registration statement on Form 10 (File No. 0-
               22229)).

   4.1 Form of common stock Certificate of the Company (incorporated by reference to Exhibit 4.3 to the Company's registration statement on Form 10 (File No. 0-22229)).

   4.2 Rights Agreement, dated effective as of May 1, 1997 between the Company and American Stock Transfer and Trust Company, which includes as Exhibit B the form of Rights Certificate
               (incorporated by reference to Exhibit 4.4 to the Company's registration statement on Form 10 (File No. 0-22229)).

   4.3         Certificate of Designation, Preferences and Rights of Series A
               Junior Preferred Stock of the Company (incorporated by reference to Exhibit 4.5 to the Company's registration statement on Form
                10 (File No. 0-22229)).

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

     10.6 1990 Stock Option Plan (incorporated by reference to Exhibit 10.6 to the Company's registration statement on Form 10 (File No. 0-
               22229)).

     10.7 1992 Stock Option Plan (incorporated by reference to Exhibit 10.7 to the Company's registration statement on Form 10 (File No. 0-
               22229)).

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

    10.14      License Agreement dated August 25, 1995 between the Company and
               Paradigm Geophysical Corporation (formerly CogniSeis Development,
               Inc.) (incorporated by reference to Exhibit 10.14 to the Company's registration statement on Form 10 (File No. 0-22229)).

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

    10.20      Software License Agreement dated August 1, 1997 between the
               Company and Duke University (incorporated by reference to Exhibit
               10.20 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 0-22229)).

    10.21 Severance Agreement dated February 13, 1998 between the Company and Mr. Weiss (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended December
               31, 1997 (File No. 0-22229)).

    10.22 Employment Agreement dated February 1, 1998 between the Company and Douglas M. Pihl (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended
               December 31, 1997 (File No. 0-22229)).

    10.23 Non-qualified Stock Option Agreement dated February 24, 1998 between the Company and Douglas M. Pihl (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form
               10-K for the year ended December 31, 1997 (File No. 0-22229)).

     23.1 Consent of PricewaterhouseCoopers LLP (filed herewith electronically).

     27.1      Financial Data Schedule (filed herewith electronically).

* Portions of such exhibit are subject to a request for confidential treatment filed with the Commission by the Registrant.