Form 10-Q
period 1999-03-31
VITAL IMAGES INC
filed 1999-05-12
CIK 912888

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

--------------------------------------------------------------------------------


                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1999
                                       OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X___ No _____

               ---------------------------------------------------

On May 5, 1999, there were 4,918,764 shares of the Registrant's common stock, par value $.01 per share, outstanding.

                              VITAL IMAGES, INC.
                              ------------------
                                   Form 10-Q

                                March 31, 1999

                               Table of Contents

                                                                           Page
                                                                          Number
                                                                          ------

PART I. FINANCIAL INFORMATION

        Item 1. Financial Statements

            Balance Sheets as of March 31, 1999 and December 31, 1998......3

            Statements of Operations for the Three Months Ended
               March 31, 1999 and 1998.....................................4

            Statements of Cash Flows for the Three Months Ended
               March 31, 1999 and 1998.....................................5

            Notes to Financial Statements..................................6

        Item 2. Management's Discussion and Analysis of
                   Financial Condition and Results of Operations...........8

PART II. OTHER INFORMATION

        Item 6. Exhibits and Reports on Form 8-K..........................14

SIGNATURES................................................................15

INDEX TO EXHIBITS.........................................................16

--------------------------------------------------------------------------------

                          PART I. FINANCIAL INFORMATION

--------------------------------------------------------------------------------

ITEM 1. FINANCIAL STATEMENTS

VITAL IMAGES, INC.
BALANCE SHEETS
AS OF MARCH 31, 1999 AND DECEMBER 31, 1998
--------------------------------------------------------------------------------

                                                                     March 31,     December 31,
                                                                       1999            1998
                                                                   ------------    ------------
                                                                    (Unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                                     $  1,800,089    $  1,751,615
     Marketable securities                                              995,490       1,985,556
     Accounts receivable, net of allowance for doubtful
        accounts of $93,000 and $78,000 as of March 31,
        1999 and December 31, 1998, respectively                      1,522,518       1,149,109
     Prepaid expenses and other current assets                          242,959         135,117
                                                                   ------------    ------------
         Total current assets                                         4,561,056       5,021,397
Property and equipment, net                                             882,177         916,238
                                                                   ------------    ------------

         TOTAL ASSETS                                              $  5,443,233    $  5,937,635
                                                                   ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                              $    664,214    $    505,260
     Accrued payroll                                                    345,556         587,261
     Deferred revenue                                                   442,794         380,851
     Other current liabilities                                          343,649         188,381
                                                                   ------------    ------------
         Total current liabilities                                    1,796,213       1,661,753
Deferred revenue                                                        198,912         141,615
                                                                   ------------    ------------
         Total liabilities                                            1,995,125       1,803,368

Shareholders' equity:
    Preferred stock: $.01 par value; 5,000,000 shares
       authorized; none issued or outstanding as of
       March 31, 1999 and December 31, 1998                                --              --
    Common stock: $.01 par value; 20,000,000 shares
       authorized; 4,909,108 and 4,870,497 shares issued
       and outstanding as of March 31, 1999 and
       December 31, 1998, respectively                                   49,091          48,705
    Additional paid-in capital                                       18,174,835      18,096,707
    Accumulated deficit                                             (14,775,818)    (14,011,145)
                                                                   ------------    ------------
         Total shareholders' equity                                   3,448,108       4,134,267
                                                                   ------------    ------------

         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                $  5,443,233    $  5,937,635
                                                                   ============    ============

(The accompanying notes are an integral part of the interim financial statements.)

VITAL IMAGES, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
--------------------------------------------------------------------------------

                                                                       For the Three
                                                                        Months Ended
                                                                         March 31,
                                                                    1999            1998
                                                                 -----------    -----------
                                                                        (Unaudited)
Revenue:
     License fees                                                $ 1,076,874    $   472,853
     Maintenance and services                                        204,632         93,680
     Hardware                                                        458,270        199,332
                                                                 -----------    -----------
         Total revenue                                             1,739,776        765,865

Cost of revenue:
     License fees                                                     33,370         36,446
     Maintenance and services                                         49,581         24,411
     Hardware                                                        364,344        158,020
                                                                 -----------    -----------
         Total cost of revenue                                       447,295        218,877

              Gross margin                                         1,292,481        546,988

Operating expenses:
     Sales and marketing                                             869,739        639,714
     Research and development                                        618,581        529,321
     General and administrative                                      600,312        600,135
                                                                 -----------    -----------
         Total operating expenses                                  2,088,632      1,769,170

              Operating loss                                        (796,151)    (1,222,182)

Interest income                                                       32,978         79,421
                                                                 -----------    -----------

Loss before income taxes                                            (763,173)    (1,142,761)
Income taxes                                                           1,500          3,118
                                                                 -----------    -----------

Net loss                                                         $  (764,673)   $(1,145,879)
                                                                 ===========    ===========

Net loss per share - basic and diluted                           $     (0.16)   $     (0.24)
                                                                 ===========    ===========

Weighted average common shares outstanding - basic and diluted     4,880,759      4,804,736
                                                                 ===========    ===========

(The accompanying notes are an integral part of the interim financial statements.)

VITAL IMAGES, INC.
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
--------------------------------------------------------------------------------

                                                                           For the Three
                                                                            Months Ended
                                                                             March 31,
                                                                       1999           1998
                                                                    -----------    -----------
                                                                            (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                       $  (764,673)   $(1,145,879)
     Adjustments to reconcile net loss to net cash used in
       operating activities:
         Depreciation and amortization                                  138,504        118,740
         Provision for uncollectible accounts receivable                 15,000         20,000
         Changes in operating assets and liabilities:
             Accounts receivable                                       (388,409)       169,637
             Prepaid expenses and other current assets                 (107,842)        30,851
             Accounts payable                                           158,954         48,744
             Deferred revenue                                           119,240          3,741
             Accrued payroll and other liabilities                      (86,437)      (109,117)
                                                                    -----------    -----------
                Net cash used in operating activities                  (915,663)      (863,283)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property and equipment                               (104,443)       (62,603)
     Investments in marketable securities                            (1,009,934)    (3,717,487)
     Maturities of marketable securities                              2,000,000      4,500,000
                                                                    -----------    -----------
                Net cash provided by investing activities               885,623        719,910

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from sales of common stock under stock option plans        78,514          9,378
                                                                    -----------    -----------
                Net cash provided by financing activities                78,514          9,378

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     48,474       (133,995)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                        1,751,615        448,377
                                                                    -----------    -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                            $ 1,800,089    $   314,382
                                                                    ===========    ===========

(The accompanying notes are an integral part of the interim financial statements.)

VITAL IMAGES, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

(1) BASIS OF PRESENTATION:

The accompanying unaudited financial statements of Vital Images, Inc. ("Vital Images" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary, including items of a normal recurring nature, for a fair presentation have been included. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. These financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

(2) MAJOR CUSTOMERS AND GEOGRAPHIC DATA:

The following customers accounted for more than 10% of the Company's total revenue for the periods indicated:

                               Significant                       Percentage of
                                Customer            Revenue      Total Revenue
                               -----------         ---------     -------------
   Three months ended    Toshiba America Medical   $ 709,000          41%
     March 31, 1999        Systems, Inc.

   Three months ended    Toshiba America Medical   $ 329,000          43%
     March 31, 1998        Systems, Inc.
                         Paradigm Geophysical      $ 153,000          20%
                           Corporation

The Company's accounts receivable are generally concentrated with a small base of customers. As of March 31, 1999, one customer accounted for 42% of accounts receivable, while as of December 31, 1998, two customers, each accounting for more than 10% of accounts receivable, accounted for 22% of accounts receivable.

Export revenue amounted to 8% and 3% of total revenue for the three months ended March 31, 1999 and 1998, respectively. Substantially all of the Company's export revenue is negotiated, invoiced and paid in U.S. dollars. Gross export revenue by geographic area is summarized as follows:

                                                         Three Months Ended
                                                             March 31,
                                                       ---------------------
                                                        1999          1998
                                                       -------       -------
Europe.............................................    $68,000       $16,000
Asia and Pacific Region............................     56,000         4,000
Canada, Mexico and others..........................     19,000         2,000

(3) NET LOSS PER SHARE:

For the three months ended March 31, 1999 and 1998, net loss per share is computed using the weighted average common shares outstanding during the period. Common share equivalents are not included in the net loss per share calculations, since they are anti-dilutive. Warrants and options to purchase 1,406,879 shares of the Company's common stock were outstanding as of March 31, 1999 and could potentially dilute basic earnings per share in future periods if the Company generates net income.

(4) COMPREHENSIVE INCOME:

During the first quarters of 1999 and 1998, total comprehensive loss was $765,000 and $1,146,000, respectively. There was no accumulated other comprehensive income or loss as of March 31, 1999 and December 31, 1998.

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

Revenue

Revenue was $1,740,000 for the three months ended March 31, 1999, compared with $766,000 for the three months ended March 31, 1998, a 127% increase. This increase was primarily the result of volume increases in shipments of Vitrea(R), the Company's flagship medical visualization and analysis product for radiological and surgical applications in the clinical market. Software and hardware revenue from Vitrea shipments totaled $1,230,000 for the quarter ended March 31, 1999 compared with $488,000 for the quarter ended March 31, 1998. There was also an increase in maintenance and service revenue related to Vitrea sales.

It is expected that total revenue will continue to increase in future quarters due to increased sales of Vitrea software and systems. However, actual results could vary materially from the foregoing forward-looking statement as a result of lower than expected demand for the Vitrea product or the timing of future releases of Vitrea software.

Gross Margin

The gross margin percentage increased from 71% for the three months ended March 31, 1998 to 74% for the three months ended March 31, 1999, primarily as a result of economies of scale in the cost of revenue structure related to license fees and maintenance and services revenue. The Company anticipates that as Vitrea software and systems continue as a significant proportion of the Company's product mix, the overall gross margin percentage will approximate the results of this quarter. This forward-looking statement will be influenced primarily by vendor discounts on the third party hardware and peripheral components of the Vitrea system and on the Company's product mix.

Sales and Marketing

Sales and marketing expenses increased to $870,000 for the three months ended March 31, 1999, from $640,000 for the three months ended March 31, 1998, a 36% increase. The increase was primarily due to increased compensation costs as a result of increased sales commission and additional personnel, including a full quarter of compensation expense for the Vice President - U.S. Sales hired in March 1998, and increased travel expenses related to selling and promoting the Vitrea product. The Company expects sales and marketing costs to increase in future periods as a result of the cost of additional sales and customer support personnel.

Research and Development

Research and development expenses increased 17% to $619,000 for the three months ended March 31, 1999, compared with $529,000 for the same period last year. The increase was primarily due to increased compensation costs resulting from the addition of a Vice President-Engineering in March 1999 and a decrease in the reimbursement of engineering costs pursuant to the development contract with ATL Ultrasound, Inc. for the three months ended March 31, 1999. The Company anticipates that research and development costs will increase in future periods as future releases of Vitrea software are developed.

General and Administrative

While overall general and administrative expenses remained flat at $600,000, there were increases in certain expenses and decreases in other expenses for the three months ended March 31, 1999, compared with the three months ended March 31, 1998. Compensation costs increased in the first quarter of 1999 primarily as a result of staffing additions, including the addition of a Vice President of Regulatory Affairs and Quality Assurance in October 1998. There were also increases in recruiting costs, consulting fees, investor relations and shareholder reporting. These increases were offset by a decrease in costs associated with the resignation of the Company's former Chief Executive Officer in the first quarter of 1998. The Company believes that general and administrative costs will increase in future periods primarily due to increased compensation expense for employees hired in 1998 that will be present for all of 1999 and additional new hires in 1999, as well as additional costs related to the closing of the Company's Iowa facility.

Results of Operations

The increasing revenues from Vitrea shipments, net of the increased expenses attributable to the development of the Company's management team and infrastructure and the development and promotion of the Vitrea product, resulted in an operating loss of $796,000 for the three months ended March 31, 1999, compared with an operating loss of $1,222,000 for the three months ended March 31, 1998.

Interest Income

Interest income was $33,000 for the three months ended March 31, 1999 compared with $79,000 for the comparable period in 1998. The decrease in interest income was due to a lower balance of cash, cash equivalents and marketable securities as a result of the use of cash to fund the Company's operations.

Income Taxes

The income tax provisions for the three months ended March 31, 1999 and 1998 consist solely of certain state minimum fees. A valuation allowance has been established to completely reserve for the deferred tax assets of the Company.

Liquidity and Capital Resources

As of March 31, 1999, the Company had $2,796,000 in cash, cash equivalents and marketable securities. The Company's working capital was $2,765,000 and the Company had no material borrowings. In March 1999, the Company entered into a collateralized line of credit agreement with a bank for $950,000. Borrowings under the agreement are limited to the lower of $950,000 or the Company's borrowing base, which consists of a specified percentage of certain accounts receivable. The Company is also required to maintain a cash and cash equivalents balance of at least $1,000,000. As of March 31, 1999, the Company's available borrowings under the agreement were $950,000.

Cash flows used in operations increased to $916,000 in the first quarter of 1999 from $863,000 in the first quarter of 1998. In both quarters cash flows were used primarily to fund operating losses, which were partially offset by non-cash expenses for depreciation and amortization. Increases in accounts receivable and prepaid expenses and other current assets decreased cash flows for the three months ended March 31, 1999, while decreases in accounts receivable and prepaid expenses and other current assets increased cash flows for the three months ended March 31, 1998. Increases in current liabilities, primarily due to increases in accounts payable and deferred revenue, increased cash flows in the quarter ended March 31, 1999 and decreases in current liabilities, primarily due to decreases in accrued payroll and other liabilities, decreased cash flows in the quarter ended March 31, 1998.

The increases in accounts receivable and deferred revenue for the three months ended March 31, 1999 were primarily due to volume increases in Vitrea sales and the increase in accounts payable was due primarily to costs related to these sales.

Net investing activities provided $886,000 of cash in the quarter ended March 31, 1999 and $720,000 in the quarter ended March 31, 1998, primarily due to the conversion of marketable securities into cash. The Company added property and equipment of $104,000 and $63,000 in the quarters ended March 31, 1999 and 1998, respectively, primarily for computer equipment to accommodate the increases in employee headcount.

Cash provided by financing activities totaled $79,000 and $9,000 for the three months ended March 31, 1999 and 1998, respectively, as a result of proceeds from the sales of common stock under stock option plans.

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

Company Products. The Company is in the process of assessing the Y2K readiness of its software products and has made the commitment that any product releases in 1999 and later will be Y2K compliant. Management expects this assessment to be completed by June 30, 1999. The Company has posted a table detailing the Y2K readiness status of its products on its website at www.vitalimages.com. The table will be updated periodically as the Company completes the testing and/or review procedures on each of its products. Management believes that a lack of Y2K readiness in any of its products, except for Vitrea, would not have a material impact on the Company's results of operations or financial condition. On March 31, 1999, the Company announced the release of a Y2K compliant version of Vitrea.

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

The costs incurred by the Company to date in addressing its Y2K readiness issues have not been material. The Company currently estimates that the total additional costs for addressing its internal Y2K readiness will not be material. These costs are being expensed as they are incurred. The Company plans to devote the necessary resources to resolve all significant Y2K issues in a timely manner.

The Company's statements regarding its Y2K readiness are forward-looking statements and are, therefore, subject to change as a result of known and unknown factors. Both the Company's cost estimates and completion time frames could be influenced by the Company's ability to successfully identify all Y2K issues, the nature and amount of remediation required, the availability and cost of trained personnel in this area and the Y2K success that key third parties and customers attain. While these and other unforeseen factors could have a material adverse impact on the Company's financial position, results of operations or liquidity in future periods due to possible business disruptions caused by a lack of third party Y2K readiness, management believes that it has implemented an effective Y2K compliance program that will minimize the possible negative consequences to the Company.

The Y2K readiness disclosure statement set forth above is a "Year 2000 Readiness Disclosure" under the federal Year 2000 Information and Readiness Disclosure Act.

Certain Important Factors

This Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and information that are based on management's beliefs, as well as on assumptions made by, and upon information currently available to, management. When used in this Form 10-Q, the words "expect," "anticipate," "intend," "plan," "believe," "seek," and "estimate" or similar expressions are intended to identify such forward-looking statements. However, this Form 10-Q also contains other forward-looking statements. Forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions, including, but not limited to, the following factors, which could cause the Company's future results and shareholder values to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company: the dependence on growth of the industry in which the Company operates, the extent to which the Company's products gain market acceptance, the need for and availability of additional capital, the potential for litigation regarding patent and other intellectual property rights, the introduction of competitive products by others, dependence on major customers, fluctuations in quarterly results, the progress of product development, the availability of third-party reimbursement, and the receipt and timing of regulatory approvals and other factors detailed from time to time in the Company's filings with the Securities and Exchange Commission, including those set forth under the heading "Important Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

(b) Form 8-K. The Company filed no reports on Form 8-K during the three months ended March 31, 1999.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            VITAL IMAGES, INC.

May 12, 1999                                /s/  Gregory S. Furness
                                            -----------------------------------
                                            Gregory S. Furness
                                            Chief Financial Officer and
                                               Senior Vice President-Finance
                                               (Chief Accounting Officer)

VITAL IMAGES, INC.
INDEX TO EXHIBITS
--------------------------------------------------------------------------------

10.24 Loan Agreement dated March 19, 1999 between the Company and Riverside Bank (filed herewith electronically).

10.25 Promissory Note dated March 19, 1999 between the Company and Riverside Bank (filed herewith electronically).

10.26 Commercial Security Agreement dated March 19, 1999 between the Company and Riverside Bank (filed herewith electronically).

27.1 Financial Data Schedule for the Three Months Ended March 31, 1999 (filed herewith electronically).