Form 10-Q
period 1999-06-30
VITAL IMAGES INC
filed 1999-08-13
CIK 912888

________________________________________________________________________________

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
________________________________________________________________________________


                                   FORM 10-Q

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 1999
                                      OR
    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
                   For the transition period from ___ to ___

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X___ No _____

              ___________________________________________________

On August 5, 1999, there were 5,026,367 shares of the Registrant's common stock, par value $.01 per share, outstanding.

                              VITAL IMAGES, INC.
                              ------------------
                                   Form 10-Q
                                 June 30, 1999


                               Table of Contents

                                                                                           Page
                                                                                          Number
                                                                                          ------
PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Balance Sheets as of June 30, 1999 and December 31, 1998 ..................    3

              Statements of Operations for the Three and Six Months Ended
                June 30, 1999 and 1998 ..................................................    4

              Statements of Cash Flows for the Six Months Ended
                June 30, 1999 and 1998...................................................    5

              Notes to Financial Statements..............................................    6

     Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations......................................    8


PART II.  OTHER INFORMATION

     Item 4.  Submission of Matters to a Vote of Security Holders........................   14

     Item 6.  Exhibits and Reports on Form 8-K...........................................   15

SIGNATURES...............................................................................   16


INDEX TO EXHIBITS........................................................................   17

________________________________________________________________________________

                        PART I.  FINANCIAL INFORMATION
________________________________________________________________________________

ITEM 1. FINANCIAL STATEMENTS

VITAL IMAGES, INC.
BALANCE SHEETS
AS OF JUNE 30, 1999 AND DECEMBER 31, 1998
--------------------------------------------------------------------------------

                                                                                 June 30,              December 31,
                                                                                   1999                    1998
                                                                                 --------                --------
                                                                                (Unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                                                   $  2,215,462           $  1,751,615
     Marketable securities                                                                  -              1,985,556
     Accounts receivable, net of allowance for doubtful accounts of
       $93,000 and $78,000 as of June 30, 1999 and December 31,
       1998, respectively                                                           1,062,406              1,149,109
     Prepaid expenses and other current assets                                        253,616                135,117
                                                                                 ------------           ------------
          Total current assets                                                      3,531,484              5,021,397
Property and equipment, net                                                           841,637                916,238
                                                                                 ------------           ------------

          TOTAL ASSETS                                                           $  4,373,121           $  5,937,635
                                                                                 ============           ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                            $    584,102           $    505,260
     Accrued payroll                                                                  488,702                587,261
     Deferred revenue                                                                 458,094                380,851
     Other current liabilities                                                        293,475                188,381
                                                                                 ------------           ------------
          Total current liabilities                                                 1,824,373              1,661,753
Deferred revenue                                                                      168,460                141,615
                                                                                 ------------           ------------
          Total liabilities                                                         1,992,833              1,803,368

Shareholders' equity:
     Preferred stock: $.01 par value; 5,000,000 shares authorized; none
      issued or outstanding as of June 30, 1999 and December 31, 1998                       -                      -
     Common stock: $.01 par value; 20,000,000 shares authorized;
      4,996,867 and 4,870,497 shares issued and outstanding as of
      June 30, 1999 and December 31, 1998, respectively                                49,969                 48,705
     Additional paid-in capital                                                    18,414,515             18,096,707
     Accumulated deficit                                                          (16,084,196)           (14,011,145)
                                                                                 ------------           ------------
          Total shareholders' equity                                                2,380,288              4,134,267
                                                                                 ------------           ------------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                             $  4,373,121           $  5,937,635
                                                                                 ============           ============

(The accompanying notes are an integral part of the interim financial statements.)

VITAL IMAGES, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998
--------------------------------------------------------------------------------

                                                                       For the Three                     For the Six
                                                                       Months Ended                     Months Ended
                                                                         June 30,                         June 30,
                                                                   1999            1998            1999             1998
                                                               -------------    -----------    -------------    -------------
                                                                       (Unaudited)                      (Unaudited)
Revenue:
   License fees                                                 $   636,711     $  583,622      $ 1,713,585      $ 1,056,475
   Maintenance and services                                         213,660        110,216          418,293          203,897
   Hardware                                                         269,797        291,802          728,066          491,134
                                                                -----------     ----------      -----------      -----------
       Total revenue                                              1,120,168        985,640        2,859,944        1,751,506

Cost of revenue:
   License fees                                                      21,142         43,029           54,512           79,475
   Maintenance and services                                          55,580         30,697          105,162           55,108
   Hardware                                                         193,478        212,425          557,822          370,445
                                                                -----------     ----------      -----------      -----------
       Total cost of revenue                                        270,200        286,151          717,496          505,028

           Gross margin                                             849,968        699,489        2,142,448        1,246,478

Operating expenses:
   Sales and marketing                                              992,570        700,026        1,862,310        1,339,741
   Research and development                                         635,134        368,518        1,253,714          897,839
   General and administrative                                       555,777        475,077        1,156,087        1,075,213
                                                                -----------     ----------      -----------      -----------
       Total operating expenses                                   2,183,481      1,543,621        4,272,111        3,312,793

           Operating loss                                        (1,333,513)      (844,132)      (2,129,663)      (2,066,315)

Interest income                                                      26,635         69,811           59,612          149,232
                                                                -----------     ----------      -----------      -----------
Loss before income taxes                                         (1,306,878)      (774,321)      (2,070,051)      (1,917,083)
Income taxes                                                          1,500         10,000            3,000           13,118
                                                                -----------     ----------      -----------      -----------
Net loss                                                        $(1,308,378)    $ (784,321)     $(2,073,051)     $(1,930,201)
                                                                ===========     ==========      ===========      ===========
Net loss per share - basic and diluted                          $      (.27)    $     (.16)     $      (.42)     $      (.40)
                                                                ===========     ==========      ===========      ===========

Weighted average common shares outstanding -
basic and diluted                                                 4,935,261      4,831,906        4,908,161        4,818,396
                                                                ===========     ==========      ===========      ===========

(The accompanying notes are an integral part of the interim financial statements.)

VITAL IMAGES, INC.
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
-------------------------------------------------------------------------------

                                                                                           For the Six
                                                                                          Months Ended
                                                                                            June 30,
                                                                                1999                         1998
                                                                              --------                     -------
                                                                                          (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                   $   (2,073,051)             $  (1,930,201)
 Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation and amortization                                             276,163                    240,768
         Stock-based compensation                                                   10,781                          -
         Provision for uncollectible accounts receivable                            15,000                     27,313
         Changes in operating assets and liabilities:
          Accounts receivable                                                       71,703                    (28,382)
          Prepaid expenses and other current assets                               (118,499)                    52,899
          Accounts payable                                                          78,842                     53,754
          Deferred revenue                                                         104,088                      9,946
          Accrued payroll and other liabilities                                      6,535                     34,417
                                                                            --------------              -------------
             Net cash used in operating activities                              (1,628,438)                (1,539,486)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to property and equipment                                              (201,562)                  (199,523)
 Increase in other assets                                                                -                     (5,777)
 Investments in marketable securities                                           (1,014,444)                (4,757,408)
 Maturities of marketable securities                                             3,000,000                  7,000,000
                                                                            --------------              -------------
             Net cash provided by investing activities                           1,783,994                  2,037,292

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from sales of common stock under stock option plans                      308,291                     75,834
                                                                            --------------              -------------
             Net cash provided by financing activities                             308,291                     75,834

NET INCREASE IN CASH AND CASH EQUIVALENTS                                          463,847                    573,640

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                   1,751,615                    448,377
                                                                            --------------              -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                    $    2,215,462              $   1,022,017
                                                                            ==============              =============



(The accompanying notes are an integral part of the interim financial statements.)

VITAL IMAGES, INC.
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

(1)  BASIS OF PRESENTATION:

The accompanying unaudited financial statements of Vital Images, Inc. ("Vital Images" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary, including items of a normal recurring nature, for a fair presentation have been included. Operating results for the three and six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. These financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.


(2)  MAJOR CUSTOMERS AND GEOGRAPHIC DATA:

The following customers accounted for more than 10% of the Company's total revenue for the periods indicated:

                                       Significant                                  Percentage of
                                        Customer                   Revenue          Total Revenue
                                        --------                   -------          -------------
     Six months ended           Toshiba America Medical            $   951,000           33%
       June 30, 1999              Systems Inc.

     Six months ended           Toshiba America Medical            $   494,000           28%
       June 30, 1998              Systems, Inc.
                                Paradigm Geophysical               $   403,000           23%
                                  Corporation


The Company's accounts receivable are generally concentrated with a small base of customers. As of June 30, 1999, one customer accounted for 14% of accounts receivable, while as of December 31, 1998, two customers, each accounting for more than 10% of accounts receivable, accounted for 22% of accounts receivable.

Export revenue amounted to 9% and 2% of total revenue for the six months ended June 30, 1999 and 1998, respectively. Substantially all of the Company's export revenue is negotiated, invoiced and paid in U.S. dollars. Gross export revenue by geographic area is summarized as follows:

                                                                                     Six Months Ended
                                                                                         June 30,
                                                                                --------------------------
                                                                                    1999          1998
                                                                                   -----          -----
Europe........................................................................  $    159,000   $   25,000
Asia and Pacific Region.......................................................        70,000        9,000
Canada, Mexico and all others.................................................        23,000        2,000

(3)  NET LOSS PER SHARE:

For the three and six months ended June 30, 1999 and 1998, net loss per share is computed using the weighted average common shares outstanding during the period. Common share equivalents are not included in the net loss per share calculations, since they are anti-dilutive. Warrants and options to purchase 1,651,102 shares of the Company's common stock were outstanding as of June 30, 1999 and could potentially dilute basic earnings per share in future periods if the Company generates net income.


(4)  COMPREHENSIVE INCOME:

During the six months ended June 30, 1999 and 1998, total comprehensive loss was $2,073,000 and $1,930,000, respectively. There was no accumulated other comprehensive income or loss as of June 30, 1999 and December 31, 1998.

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

Revenue

Revenue was $1,120,000 for the three months ended June 30, 1999 compared with $986,000 for the three months ended June 30, 1998, a 14% increase. For the six months ended June 30, 1999 revenue was $2,860,000 compared with $1,752,000 in the comparable six month period of the prior year, a 63% increase. These increases were primarily the result of volume increases in shipments of Vitrea(R), the Company's flagship medical visualization and analysis product for radiological and surgical applications in the clinical market. Software and hardware revenue from the Vitrea platform totaled $765,000 and $2,118,000 for the three and six months ended June 30, 1999, respectively, compared with $604,000 and $1,092,000 for the three and six months ended June 30, 1998, respectively. The Vitrea platform includes hardware and software revenue from both Vitrea and Advanced 3DI(TM). Advanced 3DI is the Company's visualization and analysis product for the ultrasound market. There was also an increase in maintenance and services revenue related to Vitrea sales for the three and six months ended June 30, 1999, as compared with the comparable periods last year.

The Company's largest customer, Toshiba of America Medical Systems ("Toshiba"), recently began marketing and selling a new high-speed computed tomography scanner, the Aquilion(TM). The Company anticipated Toshiba would be shipping the Aquilion in greater quantities in the first quarter of 1999. However, Toshiba has only recently begun delivering the Aquilion to its customers in quantities and has many scanner purchases on backorder or near the end of the sales process. This had the effect of delaying expected shipments of Vitrea software and hardware to be purchased in conjunction with Toshiba scanners during the second quarter of 1999 until future periods.

It is expected that, in general, total revenue will continue to increase in future periods due to increased sales of Vitrea software and systems. However, actual annual and quarterly results could vary materially from the foregoing forward-looking statement as a result of increasing competition or the timing of future releases of Vitrea software. In addition, there may be fluctuations from quarter-to-quarter due to the introduction of new scanner technology, the timing of purchases by the Company's major customers and other issues that impact the purchasing patterns of the Company's customers.

Gross Margin

The gross margin percentage increased from 71% for the three and six months ended June 30, 1998, to 76% and 75% for the three and six months ended June 30, 1999, respectively, primarily as a result of economies of scale in the cost of revenue structure related to license fees and maintenance and services revenue. The Company anticipates that as software and hardware revenue from Vitrea continues as a significant proportion of the Company's product mix, the overall gross margin percentage will approximate the results of this quarter. This forward-looking statement will be influenced primarily by vendor discounts on the third party hardware and peripheral components of the Vitrea system and on the Company's product mix.

Sales and Marketing

Sales and marketing expenses increased to $993,000 for the three months ended June 30, 1999 from $700,000 for the three months ended June 30, 1998, a 42% increase. For the six months ended June 30, 1999, sales and marketing expenses increased 39%, to $1,862,000 from $1,340,000 for the six months ended June 30, 1998. The increases were primarily due to increased compensation costs as a result of increased sales commission and additional personnel, as well as increases in travel expenses related to selling and promoting the Vitrea product and increases in market research and depreciation expenses. The Company expects sales and marketing costs to increase in future periods as a result of the cost of additional sales personnel and increased marketing and promotional expenses for Vitrea.

Research and Development

Research and development expenses increased 72% to $635,000 for the three months ended June 30, 1999, compared with $369,000 for the same period last year. For the six month period ended June 30, 1999, research and development expenses increased 40% to $1,254,000 from $898,000 for the comparable period in the prior year. The increases were primarily due to increased compensation costs resulting from additional personnel and a decrease in the reimbursement of engineering costs pursuant to a software development contract with ATL Ultrasound, Inc. The Company anticipates that research and development costs will increase in future periods as future releases of Vitrea software are developed.

General and Administrative

General and administrative expenses increased to $556,000 for the three months ended June 30, 1999, from $475,000 for the three months ended June 30, 1998, a 17% increase. For the six months ended June 30, 1999, general and administrative expenses increased 8%, to $1,156,000 from $1,075,000 for the six months ended June 30, 1998. For both the three and six months ended June 30, 1999, compensation costs increased primarily as a result of staffing additions. There were also increases in recruiting costs, consulting fees and investor relations expense for both the three and six months ended June 30, 1999 as compared with the three and six months ended June 30, 1998. These increases were offset by decreases in legal expenses, bad debt expense and, for the six months ended June 30, 1999, costs associated with the resignation of the Company's former Chief Executive Officer in the first quarter of 1998. The Company also reduced the estimated accrued costs related to the closing of its Iowa facility, resulting in lower expenses for the three and six months ended June 30, 1999, primarily due to negotiating an early termination of the lease for that facility. The Company believes that general and administrative costs will increase in future periods primarily due to increased compensation expense for employees hired in 1998 that will be present for all of 1999 and additional new hires in 1999.

Operating Losses

The increased expenses attributable to the development of the Company's infrastructure and the continued development and promotion of the Vitrea product, net of the increasing revenues from Vitrea shipments, resulted in increased operating losses of $1,334,000 and $2,130,000 for the three and six months ended June 30, 1999, respectively, compared with operating losses of $844,000 and $2,066,000 for the three and six months ended June 30, 1998, respectively.

Interest Income

Interest income was $27,000 and $60,000 for the three and six months ended June 30, 1999 compared with $70,000 and $149,000 for the comparable periods in 1998. The decreases in interest income were due to a lower balance of cash, cash equivalents and marketable securities as a result of the use of cash to fund the Company's operations.

Income Taxes

The income tax provisions for the three and six months ended June 30, 1999 and 1998 consist solely of certain state minimum fees. The Company has deferred tax assets resulting primarily from net operating loss carryforwards for federal income tax reporting purposes and unused research and development credits. A valuation allowance has been established to completely reserve for the deferred tax assets of the Company.

Liquidity and Capital Resources

As of June 30, 1999, the Company had $2,215,000 in cash and cash equivalents. The Company's working capital was $1,707,000 and the Company had no material borrowings. In March 1999, the Company entered into a collateralized line of credit agreement with a bank for $950,000. Borrowings under the agreement are limited to the lower of $950,000 or the Company's borrowing base, which consists of a specified percentage of certain accounts receivable. The Company is also required to maintain a cash and cash equivalents balance of at least $1,000,000 at the lending bank. As of June 30, 1999, the Company's available borrowings under the agreement were $543,000.

Cash flows used in operations increased to $1,628,000 in the first six months of 1999 from $1,539,000 in the first six months of 1998. In both six-month periods cash flows were used primarily to fund operating losses, which were partially offset by non-cash expenses for depreciation and amortization. Increases in prepaid expenses and other current assets decreased cash flow from operations, while a decrease in accounts receivable increased cash flow from operations for the six months ended June 30, 1999. Decreases in prepaid expenses and other current assets increased cash flows from operations, while an increase in accounts receivable decreased cash flows from operations for the six months ended June 30, 1998. Increases in current liabilities, primarily due to increases in accounts payable and deferred revenue, increased cash flows from operations in the six months ended June 30, 1999. Increases in current liabilities, primarily due to increases in accounts payable and accrued payroll and other current liabilities, increased cash flows from operations in the six months ended June 30, 1998.

The increase in deferred revenue for the six months ended June 30, 1999 was primarily due to volume increases in Vitrea sales and the increase in accounts payable was due primarily to costs related to these sales.

Net investing activities provided $1,784,000 of cash in the six months ended June 30, 1999 and $2,037,000 in the six months ended June 30, 1998, primarily due to the conversion of marketable securities into cash. The Company added property and equipment of $202,000 and $200,000 in the six months ended June 30, 1999 and 1998, respectively, primarily for computer equipment to accommodate the increases in employee headcount.

Cash provided by financing activities totaled $308,000 and $76,000 for the six months ended June 30, 1999 and 1998, respectively, as a result of proceeds from the sales of common stock under stock option plans.

The Company has never paid or declared any cash dividend and does not intend to pay dividends in the near future. The Company has no current commitments for material capital expenditures. The Company expects to use cash in the near term as it continues to develop the infrastructure to support its business and develop the market for its products.

If the Company's operations progress as anticipated, of which there can be no assurance, management believes that its cash and cash equivalents and borrowings available under the credit agreement entered into in March 1999 should be sufficient to satisfy its cash requirements for at least the next twelve months. However, if the Company continues to experience operating losses at its current rate, the Company will need to raise additional capital within the next six to twelve months. If additional capital is required, there can be no assurance that such additional capital will be available on acceptable terms or at all, and the failure to obtain any such capital would have a material adverse effect on the Company's business.

The Company has identified emerging market opportunities in radiological screening and surgical planning applications and is exploring and evaluating alternatives for raising additional capital to pursue these opportunities, as well as to provide additional working capital.

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

Company Products. The Company has assessed the Y2K readiness of its software products and has made the commitment that any product releases in 1999 and later will be Y2K compliant. The Company has posted a table detailing the Y2K readiness status of its products on its website at www.vitalimages.com.
                                                   -------------------
Management believes that a lack of Y2K readiness in any of its products, except for Vitrea, would not have a material impact on the Company's results of operations or financial condition. On March 31, 1999, the Company announced the release of a Y2K compliant version of Vitrea.

Financial Software. During 1997, the Company purchased and installed a new accounting software package. The Company has obtained a statement from the vendor indicating that the software is Y2K compliant. The Company has also tested the Y2K readiness of this software. This testing did not reveal any Y2K compliance issues.

Embedded Chip Technology and Non-financial Software. The Company has assessed its Y2K readiness with regard to critical and non-critical embedded chip technology and non-financial software. The Company's assessment of its Y2K readiness did not reveal any critical embedded chip technology or non-financial software that was not Y2K compliant. The Company's assessment did reveal that certain non-critical assets containing embedded chip technology and certain non-financial software were not Y2K compliant. The Company has replaced or upgraded these non-compliant assets and non-financial software products.

Noncompliance by Suppliers and Customers. The Company has identified and contacted its critical suppliers and service providers to determine the state of their Y2K readiness. The Company is currently evaluating the responses received from its critical suppliers and service providers and expects this evaluation to be completed by September 30, 1999. To the extent that responses to the Y2K issue are unsatisfactory, the Company will consider changing suppliers or service providers, but there can be no assurance that the Company will be successful in finding such alternative suppliers or service providers. The Company does not have any formal information concerning the Y2K compliance status of its customers. If customers experience significant Y2K problems, they may choose to delay or cancel orders for the Company's products. In the event that any of the Company's significant suppliers or customers do not achieve Y2K compliance in a timely manner, and the Company is unable to replace them with alternate suppliers or customers, the Company's operations could be materially adversely affected.

The costs incurred by the Company to date in addressing its Y2K readiness issues are primarily non-incremental compensation costs and have not been material to the Company's operating results. The Company currently estimates that the total additional costs for addressing its internal Y2K readiness will not be material to the Company's operating results. These costs are being expensed as they are incurred. The Company plans to devote the necessary resources to resolve all significant Y2K issues in a timely manner.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

--------------------------------------------------------------------------------
                          PART II.  OTHER INFORMATION
--------------------------------------------------------------------------------

ITEM 1.    LEGAL PROCEEDINGS

None.


ITEM 2.    CHANGES IN SECURITIES

None.


ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Shareholders held on May 12, 1999, the following proposals were adopted by the margins indicated:

     1. Elect a Board of Directors to hold office until the next Annual Meeting of Shareholders and until their successors are elected and qualified.


                                                      Number of Shares
                                                      ----------------
                                                    For           Withheld
                                                    ---           --------
          Douglas M. Pihl                        3,903,950        28,336
          Vincent J. Argiro, Ph.D.               3,903,950        28,336
          James B. Hickey, Jr.                   3,903,093        29,193
          Richard W. Perkins                     3,904,093        28,193
          Michael W. Vannier, M.D.               3,903,008        29,278
          Sven A. Wehrwein                       3,904,093        28,193

     2. Amend the 1997 Stock Option and Incentive Plan to increase the number of shares reserved for issuance thereunder.

                                                                  Broker
                        Number of Shares Voted                   Non-votes
           -----------------------------------------------      -----------
           Voted For       Voted Against           Abstain
           ---------       -------------           -------
           1,535,060          342,879               72,188       2,342,667

     3. Amend the 1997 Director Stock Option Plan to increase the number of shares reserved for issuance thereunder.

                                                                   Broker
                        Number of Shares Voted                   Non-votes
           -----------------------------------------------      -----------
           Voted For       Voted Against           Abstain
           ---------       -------------           -------
           1,588,035          290,277               71,815        2,342,667

     4. Appoint PricewaterhouseCoopers LLP as independent accountants for the year ending December 31, 1999.

                                                                   Broker
                        Number of Shares Voted                   Non-votes
           -----------------------------------------------      -----------
           Voted For       Voted Against           Abstain
           ---------       -------------           -------
           3,894,385           18,850               20,451            -

ITEM 5.    OTHER INFORMATION

None.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits. The exhibits to this quarterly report on Form 10-Q are listed in
     --------
     the exhibit index beginning on page 17.

(b)  Form 8-K. The Company filed no reports on Form 8-K during the three months
     --------
     ended June 30, 1999.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                VITAL IMAGES, INC.



August 13, 1999                                 /s/  Gregory S. Furness
                                                ------------------------------
                                                Gregory S. Furness
                                                Chief Financial Officer and
                                                Senior Vice President-Finance
                                                (Chief Accounting Officer)

VITAL IMAGES, INC.
INDEX TO EXHIBITS
--------------------------------------------------------------------------------

27.1 Financial Data Schedule for the Six Months Ended June 30, 1999 (filed herewith electronically).