Form 10-Q
period 1999-09-30
VITAL IMAGES INC
filed 1999-11-12
CIK 912888

________________________________________________________________________________

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
________________________________________________________________________________


                                   FORM 10-Q

    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1999
                                      OR
    [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
                   For the transition period from ___ to ___

                        Commission File Number 0-22229

              ___________________________________________________


                              VITAL IMAGES, INC.
            (Exact name of registrant as specified in its charter)

               Minnesota                                   42-1321776
     (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                    Identification No.)


     3100 West Lake Street, Suite 100                          55416
        Minneapolis, Minnesota                              (Zip Code)
        (Address of principal
         executive offices)

                                (612) 915-8000
             (Registrant's telephone number, including area code)
             ____________________________________________________


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X     No _____

              ___________________________________________________

On November 4, 1999, there were 5,037,994 shares of the Registrant's common stock, par value $.01 per share, outstanding.

                              VITAL IMAGES, INC.
                              ------------------
                                   Form 10-Q
                              September 30, 1999



                               Table of Contents


                                                                         Page
                                                                        Number
                                                                        ------
PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Balance Sheets as of September 30, 1999 and
               December 31, 1998 ....................................      3

              Statements of Operations for the Three and
               Nine Months Ended September 30, 1999 and 1998 ........      4

              Statements of Cash Flows for the Nine Months
               Ended September 30, 1999 and 1998 ....................      5

              Notes to Financial Statements .........................      6

     Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations ..................      8


PART II. OTHER INFORMATION
     Item 6.  Exhibits and Reports on Form 8-K ......................     14


SIGNATURES ..........................................................     15


INDEX TO EXHIBITS ...................................................     16

________________________________________________________________________________

                        PART I.  FINANCIAL INFORMATION
________________________________________________________________________________
ITEM 1. FINANCIAL STATEMENTS

VITAL IMAGES, INC.
BALANCE SHEETS
AS OF SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
--------------------------------------------------------------------------------

                                                                           September 30,           December 31,
                                                                               1999                    1998
                                                                        -------------------     -------------------
                                                                            (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                           $          1,407,503    $          1,751,615
  Marketable securities                                                                  -               1,985,556
  Accounts receivable, net of allowance for doubtful accounts of
   $93,000 and $78,000 as of September 30, 1999 and December 31,
   1998, respectively                                                            1,593,040               1,149,109
  Prepaid expenses and other current assets                                        272,512                 135,117
                                                                      --------------------    --------------------
     Total current assets                                                        3,273,055               5,021,397
Property and equipment, net                                                        918,360                 916,238
                                                                      --------------------    --------------------

     TOTAL ASSETS                                                     $          4,191,415    $          5,937,635
                                                                      ====================    ====================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                    $            567,097    $            505,260
  Accrued payroll                                                                  566,990                 587,261
  Deferred revenue                                                                 618,651                 380,851
  Other current liabilities                                                        249,758                 188,381
                                                                      --------------------    --------------------
     Total current liabilities                                                   2,002,496               1,661,753
Deferred revenue                                                                   177,549                 141,615
                                                                      --------------------    --------------------
     Total liabilities                                                           2,180,045               1,803,368

Shareholders' equity:
  Preferred stock: $.01 par value; 5,000,000 shares authorized;
   none issued or outstanding as of September 30, 1999 and
   December 31, 1998                                                                     -                       -
  Common stock: $.01 par value; 20,000,000 shares authorized;
   5,030,449 and 4,870,497 shares issued and outstanding as of
   September 30, 1999 and December 31, 1998, respectively                           50,305                  48,705
  Additional paid-in capital                                                    18,492,447              18,096,707
  Accumulated deficit                                                          (16,531,382)            (14,011,145)
                                                                      --------------------    --------------------
     Total shareholders' equity                                                  2,011,370               4,134,267
                                                                      --------------------    --------------------

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $          4,191,415    $          5,937,635
                                                                      ====================    ====================

(The accompanying notes are an integral part of the interim financial statements.)

VITAL IMAGES, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
--------------------------------------------------------------------------------

                                                             For the Three                    For the Nine
                                                             Months Ended                     Months Ended
                                                             September 30,                   September 30,
                                                          1999           1998            1999             1998
                                                      ------------    -----------    -------------    -------------
                                                               (Unaudited)                     (Unaudited)
Revenue:
  License fees                                      $   1,106,020     $  736,239      $ 2,819,606     $  1,792,714
  Maintenance and services                                215,656        135,884          634,157          339,781
  Hardware                                                396,846        377,812        1,124,704          868,946
                                                    -------------     ----------      -----------     ------------
     Total revenue                                      1,718,522      1,249,935        4,578,467        3,001,441

Cost of revenue:
  License fees                                             23,158         37,135           77,669          116,610
  Maintenance and services                                 41,338         33,807          146,499           88,915
  Hardware                                                272,826        271,382          830,649          641,827
                                                    -------------     ----------      -----------     ------------
     Total cost of revenue                                337,322        342,324        1,054,817          847,352

       Gross margin                                     1,381,200        907,611        3,523,650        2,154,089

Operating expenses:
  Sales and marketing                                     829,984        692,446        2,692,294        2,032,187
  Research and development                                611,210        456,368        1,864,925        1,354,207
  General and administrative                              405,508        357,915        1,561,595        1,433,128
                                                    -------------     ----------      -----------     ------------
     Total operating expenses                           1,846,702      1,506,729        6,118,814        4,819,522

       Operating loss                                    (465,502)      (599,118)      (2,595,164)      (2,665,433)

Interest income                                            19,816         57,881           79,429          207,113
                                                    -------------     ----------      -----------     ------------

Loss before income taxes                                 (445,686)      (541,237)      (2,515,735)      (2,458,320)
Income taxes                                                1,500          5,920            4,500           19,038
                                                    -------------     ----------      -----------     ------------

Net loss                                            $    (447,186)    $ (547,157)     $(2,520,235)    $ (2,477,358)
                                                    =============     ==========      ===========     ============

Net loss per share - basic and diluted              $       (0.09)    $    (0.11)     $     (0.51)    $      (0.51)
                                                    =============     ==========      ===========     ============

Weighted average common shares outstanding - basic
 and diluted                                            5,022,563      4,860,448        4,946,714        4,832,567
                                                    =============     ==========      ===========     ============

(The accompanying notes are an integral part of the interim financial statements.)

VITAL IMAGES, INC.
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
--------------------------------------------------------------------------------

                                                                                          For the Nine
                                                                                          Months Ended
                                                                                          September 30,
                                                                                1999                         1998
                                                                           ---------------              --------------
                                                                                           (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                 $   (2,520,235)              $  (2,477,358)
  Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                416,613                     362,959
     Stock-based compensation                                                      10,781                           -
     Provision for uncollectible accounts receivable                               15,000                      38,313
     Changes in operating assets and liabilities:
       Accounts receivable                                                       (458,931)                   (173,380)
       Prepaid expenses and other current assets                                 (137,397)                     11,826
       Accounts payable                                                            61,837                      99,483
       Deferred revenue                                                           273,734                      49,566
       Accrued payroll and other liabilities                                       41,106                     134,196
                                                                         -------------------          -------------------
          Net cash used in operating activities                                (2,297,492)                 (1,954,395)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                                            (418,735)                   (258,663)
  Increase in other assets                                                              -                      (5,777)
  Investments in marketable securities                                         (1,014,444)                 (7,519,010)
  Maturities of marketable securities                                           3,000,000                   9,750,000
                                                                         -------------------          -------------------
          Net cash provided by investing activities                             1,566,821                   1,966,550

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sales of common stock under stock option plans                    386,559                      83,662
                                                                         -------------------          -------------------
          Net cash provided by financing activities                               386,559                      83,662

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                             (344,112)                     95,817

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                  1,751,615                     448,377
                                                                         -------------------          -------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $    1,407,503               $     544,194
                                                                         ===================          ===================

(The accompanying notes are an integral part of the interim financial statements.)

VITAL IMAGES, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

(1) BASIS OF PRESENTATION:

The accompanying unaudited financial statements of Vital Images, Inc. ("Vital Images" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary, including items of a normal recurring nature, for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. These financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.


(2) MAJOR CUSTOMERS AND GEOGRAPHIC DATA:

The following customers accounted for more than 10% of the Company's total revenue for the periods indicated:

                                           Significant                                Percentage of
                                            Customer                   Revenue        Total Revenue
                                           -----------                 -------        -------------
Nine months ended               Toshiba America Medical Systems,     $ 1,261,000            28%
 September 30, 1999                           Inc.


Nine months ended               Toshiba America Medical Systems,     $   803,000            27%
 September 30, 1998                           Inc.

                                Paradigm Geophysical Corporation     $   551,000            18%


The Company's accounts receivable are generally concentrated with a small base of customers. As of September 30, 1999, two customers, each accounting for more than 10% of accounts receivable, accounted for 36% of accounts receivable, while as of December 31, 1998, two customers, each accounting for more than 10% of accounts receivable, accounted for 22% of accounts receivable.

Export revenue amounted to 9% and 3% of total revenue for the nine months ended September 30, 1999 and 1998, respectively. Substantially all of the Company's export revenue is negotiated, invoiced and paid in U.S. dollars. Gross export revenue by geographic area is summarized as follows:

                                                                            Nine Months Ended
                                                                              September 30,
                                                                         ------------------------
                                                                            1999         1998
                                                                         -----------  -----------
Europe................................................................    $ 277,000    $  36,000
Asia and Pacific Region...............................................       83,000       52,000
All others............................................................       62,000        8,000

(3) NET LOSS PER SHARE:

For the three and nine months ended September 30, 1999 and 1998, net loss per share is computed using the weighted average common shares outstanding during the period. Common share equivalents are not included in the net loss per share calculations, since they are anti-dilutive. Options to purchase 1,604,154 shares of the Company's common stock were outstanding as of September 30, 1999 and could potentially dilute net income per share in future periods if the Company generates net income.


(4) COMPREHENSIVE INCOME:

During the nine months ended September 30, 1999 and 1998, total comprehensive loss was $2,520,000 and $2,477,000, respectively. There was no accumulated other comprehensive income or loss as of September 30, 1999 and December 31, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Vital Images, Inc. (the "Company" or "Vital Images") develops, markets and supports visualization and analysis software for clinical diagnosis, surgical planning and medical research. The Company believes that its high-speed visualization technology and customized protocols cost-effectively bring 3D visualization and analysis into the routine, day-to-day practice of medicine. The Company, which operates in a single business segment, markets its products to healthcare providers and to manufacturers of diagnostic imaging systems through a direct sales force in the United States and independent distributors in international markets.

Revenue

Revenue was $1,719,000 for the three months ended September 30, 1999 compared with $1,250,000 for the three months ended September 30, 1998, a 37% increase. For the nine months ended September 30, 1999 revenue was $4,578,000 compared with $3,001,000 in the comparable nine-month period of the prior year, a 53% increase. These increases were primarily the result of volume increases in shipments of Vitrea(R), the Company's flagship medical visualization and analysis product for radiological and surgical applications in the clinical market. Software and hardware revenue from the Vitrea platform totaled $1,335,000, or 78% of total revenue, and $3,453,000, or 75% of total revenue, for the three and nine months ended September 30, 1999, respectively, compared with $931,000, or 74% of total revenue, and $2,023,000, or 67% of total revenue, for the three and nine months ended September 30, 1998, respectively. The Vitrea platform includes hardware and software revenue from Vitrea, VScore(TM) and Advanced 3DI(TM). VScore is the Company's newest 3D software product and is used for coronary artery calcium scoring. Advanced 3DI is the Company's visualization and analysis product for the ultrasound market, which is marketed exclusively by ATL Ultrasound, Inc. There was also an increase in maintenance and services revenue related to Vitrea sales for the three and nine months ended September 30, 1999, as compared with the comparable periods last year.

It is expected that, in general, total revenue will continue to increase in future periods due to increased sales of Vitrea software and systems. However, actual annual and quarterly results could vary materially from the foregoing forward-looking statement as a result of the timing of purchases by the Company's major customers, the growth in the medical visualization market, increased competition, the continued need for product acceptance and other issues that generally impact the purchasing patterns of the Company's customers.

Gross Margin

The gross margin percentage increased from 73% and 72% for the three and nine months ended September 30, 1998, respectively, to 80% and 77% for the three and nine months ended September 30, 1999, respectively, primarily as a result of economies of scale in the cost of revenue structure related to license fees and maintenance and services revenue. A decrease in the percentage of revenue derived from hardware, which has a lower gross margin percentage than license fees and maintenance and services also contributed to the higher gross margin percentage. The Company anticipates that as volume from Vitrea software increases as a percentage of the Company's product mix, the overall gross margin percentage will trend up slightly from comparable prior years. This forward-looking statement will be influenced primarily by vendor discounts on the third party hardware and peripheral components of the Vitrea system and on the Company's product mix.

Sales and Marketing

Sales and marketing expenses increased to $830,000, or 48% of total revenue, for the three months ended September 30, 1999 from $692,000, or 55% of total revenue, for the three months ended September 30, 1998, a 20% increase. For the nine months ended September 30, 1999, sales and marketing expenses increased 32%, to $2,692,000, or 59% of total revenue, from $2,032,000, or 68% of total revenue, for the nine months ended September 30, 1998. The increases were primarily due to increased compensation and employee costs as a result of increased sales commission and additional personnel, as well as increases in travel expenses related to selling and promoting the Vitrea product and an increase in depreciation expense. These increases were partially offset by a decrease in clinical collaboration costs. The Company expects sales and marketing costs to increase in future periods as a result of the cost of additional sales personnel and increased marketing and promotional expenses for Vitrea.

Research and Development

Research and development expenses increased 34% to $611,000, or 36% of total revenue, for the three months ended September 30, 1999, compared with $456,000, or 37% of total revenue, for the same period last year. For the nine month period ended September 30, 1999, research and development expenses increased 38% to $1,865,000, or 41% of total revenue, from $1,354,000, or 45% of total revenue, for the comparable period in the prior year. The increases were primarily due to increased compensation and employee costs resulting from additional personnel and a decrease in the reimbursement of engineering costs pursuant to a software development contract with ATL Ultrasound, Inc. The Company anticipates that research and development costs will increase in future periods as future releases of Vitrea software are developed.

General and Administrative

General and administrative expenses increased to $406,000, or 24% of total revenue, for the three months ended September 30, 1999, from $358,000, or 29% of total revenue, for the three months ended September 30, 1998, a 13% increase. For the nine months ended September 30, 1999, general and administrative expenses increased 9%, to $1,562,000, or 34% of total revenue, from $1,433,000, or 48% of total revenue, for the nine months ended September 30, 1998. For both the three and nine months ended September 30, 1999, compensation costs increased primarily as a result of staffing additions. For the nine months ended September 30, 1999 there was an increase in personnel recruiting costs as compared with the nine months ended September 30, 1998, due to hiring of additional staff. There were also increases in investor relations and professional fees for both the three and nine months ended September 30, 1999 as compared with the three and nine months ended September 30, 1998, primarily due to increased activity in both these areas. These increases were partially offset by decreases in bad debt expense and, for the nine months ended September 30, 1999, costs associated with the resignation of the Company's former Chief Executive Officer in the first quarter of 1998. The Company also reduced the estimated accrued costs related to the closing of its Iowa facility, resulting in lower expenses for the three and nine months ended September 30, 1999, primarily due to negotiating an early termination of the lease for that facility. The Company believes that general and administrative costs will increase in future periods primarily due to increased compensation expense for employees hired in 1998 that will be present for all of 1999 and additional new hires in 1999.

Operating Losses

The increase in revenue from Vitrea shipments, net of the increased expenses attributable to the development of the Company's infrastructure and the continued development and promotion of the Vitrea product, resulted in decreased operating losses of $466,000 and $2,595,000 for the three and nine months ended September 30, 1999, respectively, compared with operating losses of $599,000 and $2,665,000 for the three and nine months ended September 30, 1998, respectively.

Interest Income

Interest income was $20,000 and $79,000 for the three and nine months ended September 30, 1999 compared with $58,000 and $207,000 for the comparable periods in 1998. The decreases in interest income were due to a lower balance of cash, cash equivalents and marketable securities as a result of the use of cash to fund the Company's operations.

Income Taxes

The income tax provisions for the three and nine months ended September 30, 1999 and 1998 consist solely of certain state minimum fees. The Company has deferred tax assets resulting primarily from net operating loss carryforwards for federal income tax reporting purposes and unused research and development credits. A valuation allowance has been established to completely reserve for the deferred tax assets of the Company.

Liquidity and Capital Resources

As of September 30, 1999, the Company had $1,408,000 in cash and cash equivalents. The Company's working capital was $1,271,000 and the Company had no material borrowings. In March 1999, the Company entered into a collateralized line of credit agreement with a bank for $950,000. Borrowings under the agreement are limited to the lower of $950,000 or the Company's borrowing base, which consists of a specified percentage of certain accounts receivable. The Company is also required to maintain a cash and cash equivalents balance of at least $1,000,000 at the lending bank. As of September 30, 1999, the Company's available borrowings under the agreement were $800,000.

Cash flows used in operations increased to $2,297,000 in the first nine months of 1999 from $1,954,000 in the first nine months of 1998. In both nine-month periods cash flows were used primarily to fund operating losses, which were partially offset by non-cash expenses for depreciation, amortization and stock compensation. Increases in accounts receivable and prepaid expenses and other current assets reduced cash flows from operations for the nine months ended September 30, 1999. An increase in accounts receivable reduced cash flows from operations, while a decrease in prepaid expenses and other current assets increased cash flows from operations for the nine months ended September 30, 1998. Increases in current liabilities, primarily due to an increase in deferred revenue, increased cash flows from operations in the nine months ended September 30, 1999. Increases in current liabilities, due to increases in accounts payable, accrued payroll and other current liabilities and deferred revenue, increased cash flows from operations in the nine months ended September 30, 1998.

The increase in deferred revenue for the nine months ended September 30, 1999 was primarily due to volume increases in Vitrea sales and the increase in accounts payable was due primarily to costs related to these sales.

Net investing activities provided $1,567,000 of cash in the nine months ended September 30, 1999 and $1,967,000 of cash in the nine months ended September 30, 1998, primarily due to the conversion of marketable securities into cash. The Company used cash to acquire property and equipment of $419,000 and $259,000 in the nine months ended September 30, 1999 and 1998, respectively, primarily for computer equipment to accommodate the increases in employee headcount.

Cash provided by financing activities totaled $387,000 and $84,000 for the nine months ended September 30, 1999 and 1998, respectively, as a result of proceeds from the sales of common stock under stock option plans.

The Company has never paid or declared any cash dividend and does not intend to pay dividends in the near future. The Company has no current commitments for material capital expenditures. The Company expects to use cash in the near term as it continues to develop the infrastructure to support its business and develop the market for its products.

The Company has signed a lease for new corporate headquarters commencing on February 1, 2000. In anticipation of the move, it is expected that the Company will commit to purchase between $400,000 and $500,000 of furniture and equipment before the end of the first quarter of 2000. The Company expects to purchase this furniture and equipment with a combination of cash and borrowings.

The Company expects that, in general, as the Company's revenues increase the use of cash will decrease in future periods as compared with the three and nine months ended September 30, 1999. If the Company's operations progress as anticipated, of which there can be no assurance, management believes that its cash and cash equivalents and borrowings available under the credit agreement entered into in March 1999 should be sufficient to satisfy its cash requirements for at least the next twelve months. If the Company continues to experience operating losses at its current rate or the borrowings under the line of credit are not available, the Company will need to raise additional capital within the next six to twelve months.

The Company has identified emerging market opportunities in radiological screening and surgical planning applications. In order to provide additional capital to pursue these opportunities, as well as to provide additional working capital, the Company has engaged a placement agent for the sale of up to 1,500,000 shares of the Company's common stock. There can be no assurance as to the amount of proceeds, if any, which will actually be received by the Company in the offering. Further, if the current offering is not consummated, or if additional financing is required beyond the amounts received in the offering, there can be no assurance that additional capital will be available on acceptable terms or at all, and the failure to obtain any such capital may have a material adverse effect on the Company's business.

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

Throughout 1999, the Company has determined areas where contingency planning is needed. The planning efforts included, but are not limited to, identification and mitigation of potential serious business interruptions and establishing crisis response processes to address unexpected problems.

The project team has identified its Y2K risks in the following four categories:
Company products, financial software, embedded chip technology and non-financial software, and noncompliance by suppliers and customers.

Company Products. The Company has assessed the Y2K readiness of its software products and has made the commitment that any product releases in 1999 and later will be Y2K compliant. The Company has posted a table detailing the Y2K readiness status of its products on its website at www.vitalimages.com.
                                                   -------------------
Management believes that a lack of Y2K readiness in any of its products, except for Vitrea and VScore, would not have a material impact on the Company's results of operations or financial condition. On March 31, 1999, the Company announced the release of a Y2K compliant version of Vitrea. VScore was released in August 1999 and is also Y2K compliant.

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

Noncompliance by Suppliers and Customers. The Company has evaluated its critical suppliers and service providers to determine the state of their Y2K readiness. The Company's evaluation did not reveal any material noncompliance issues related to its critical suppliers and service providers. The Company does not have any formal information concerning the Y2K compliance status of its customers. If customers experience significant Y2K problems, they may choose to delay or cancel orders for the Company's products. In the event that any of the Company's significant suppliers or customers do not achieve Y2K compliance in a timely manner, and the Company is unable to replace them with alternate suppliers or customers, the Company's operations could be materially adversely affected.

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

The Y2K readiness disclosure statement set forth above is a 'Year 2000 Readiness Disclosure' under the federal Year 2000 Information and Readiness Disclosure Act.

Certain Important Factors

This Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and information that are based on management's beliefs, as well as on assumptions made by, and upon information currently available to, management. When used in this Form 10-Q, the words "expect," "anticipate," "intend," "plan," "believe," "seek," and "estimate" or similar expressions are intended to identify such forward-looking statements. However, this Form 10-Q also contains other forward-looking statements. Forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions, including, but not limited to, the following factors, which could cause the Company's future results and shareholder values to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company: the dependence on growth of the industry in which the Company operates, the extent to which the Company's products gain market acceptance, the substantial reliance on a single product, the need for and availability of additional capital, the potential for litigation regarding patent and other intellectual property rights, the introduction of competitive products by others, the risk of technological obsolescence, dependence on major customers, fluctuations in quarterly results, the progress of product development, the availability of third-party reimbursement, the uncertainty of health care reform, and the receipt and timing of regulatory approvals and other factors detailed from time to time in the Company's filings with the Securities and Exchange Commission, including those set forth under the heading "Important Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

     None


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits. The exhibits to this quarterly report on Form 10-Q are listed in
     --------
     the exhibit index beginning on page 16.

(b)  Form 8-K. The Company filed no reports on Form 8-K during the three months
     --------
     ended September 30, 1999.

SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      VITAL IMAGES, INC.



November 12, 1999                     /s/  Gregory S. Furness
                                      -----------------------------
                                      Gregory S. Furness
                                      Chief Financial Officer and
                                      Senior Vice President-Finance
                                      (Chief Accounting Officer)

VITAL IMAGES, INC.
INDEX TO EXHIBITS
-----------------------------------------------------------------------------

10.27 Lease agreement dated October 19, 1999 between St. Paul Properties, Inc. and the Company (filed herewith electronically).

27.1 Financial Data Schedule for the Nine Months Ended September 30, 1999 (filed herewith electronically).