Form 10-K
period 1999-12-31
VITAL IMAGES INC
filed 2000-03-21
CIK 912888

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
--------------------------------------------------------------------------------


                                    FORM 10-K

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1999

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
                   For the transition period from ___ to ___

                         Commission File Number 0-22229

               --------------------------------------------------

                               VITAL IMAGES, INC.
             (Exact name of Registrant as specified in its charter)

              Minnesota                                 42-1321776
  (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)

  3300 Fernbrook Lane, N. Suite 200
        Plymouth, Minnesota                              55447
       (Address of principal                           (Zip Code)
        executive offices)

                                 (612) 915-8000
              (Registrant's telephone number, including area code)

                -------------------------------------------------

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section12(g) of the Act:

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K.
           ---

The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 29, 2000 was $38,620,197.

The number of shares outstanding of the issuer's classes of common stock as of February 29, 2000: Common stock, $.01 Par Value - 6,715,954.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant's definitive Proxy Statement in connection with the Annual Meeting of Shareholders to be held May 11, 2000 ("2000 Proxy Statement") are incorporated by reference into Part III.

                               VITAL IMAGES, INC.
                                    FORM 10-K

                                TABLE OF CONTENTS
                                                                            Page
                                                                            ----
                                     PART I

Item 1.  Business............................................................3
Item 2.  Properties.........................................................23
Item 3.  Legal Proceedings..................................................23
Item 4.  Submission of Matters to a Vote of Security Holders................23

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
           Matters..........................................................24
Item 6.  Selected Financial Data............................................25
Item 7.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations..............................26
Item 8.  Financial Statements and Supplementary Data........................31
Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure................................31

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.................32
Item 11. Executive Compensation.............................................32
Item 12. Security Ownership of Certain Beneficial Owners and
           Management.......................................................32
Item 13. Certain Relationships and Related Transactions.....................32

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports
           on Form 8-K......................................................33
         Signatures.........................................................34

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

Item 1. BUSINESS

Vital Images, Inc. ("Vital Images" or the "Company") was incorporated in Iowa in September 1988. In March 1997, the Company re-incorporated under the laws of the state of Minnesota. The Company's principal executive offices are located at 3300 Fernbrook Lane, N., Suite 200, Plymouth, MN 55447 (telephone (612) 915-8000, facsimile (612) 915-8010, e-mail - info@vitalimages.com ). From May 24, 1994 through May 11, 1997, the Company was a wholly-owned subsidiary of Bio-Vascular, Inc. ("Bio-Vascular").

Business Description
--------------------

Vital Images develops, markets and supports medical visualization and analysis software for use primarily in clinical diagnosis, surgical planning and medical screening. The Company's software applies proprietary computer graphics and image processing technologies to a wide variety of data supplied by computed tomography ("CT") scanners, magnetic resonance ("MR") imaging devices and ultrasound scanning equipment. Vital Images' products allow clinicians to create both two- and three-dimensional views of human anatomy and to non-invasively navigate within these images to better visualize and understand internal structures and pathologies. The Company believes that its high-speed visualization technology and customized protocols cost-effectively bring 3D visualization and analysis into the routine, day-to-day practice of medicine.

Vitrea(R), Vital Images' advanced medical visualization and analysis product for radiological and surgical applications, received FDA clearance in November 1996 and was released for sale in October 1997. Due to its speed and ease-of-use, management believes that Vitrea is the first 3D medical visualization product with the ability to appeal primarily to the clinical market. Historically, 3D medical visualization software was slow, difficult to use, and operated only on expensive workstations. Consequently, the functionality of such software was appealing only for research applications. The Company's Vitrea software combines speed with ease-of-use to enable a physician to access, manipulate and analyze 3D images, typically in less than five minutes. In December 1999, the Company released Vitrea 2, a Microsoft(R) Windows NT(TM) compatible version of its Vitrea software for 2D/3D visualization and analysis of medical image data. Vitrea 2 is Vital Images' first 3D-volume visualization software product available for Windows on Intel-based computers and provides the speed and ease-of-use the medical community demands for diagnosis and treatment planning in a clinical environment. The Company offers Vitrea primarily as an integrated software and hardware system, consisting of Vitrea software installed on a computer workstation. To date, the Company has licensed approximately 180 copies of Vitrea to hospitals, clinics and other sites, including eight of the nation's top 11 hospitals.

The Company believes that growing acceptance of 3D visualization and analysis offers Vital Images numerous market expansion opportunities. Research and development efforts are currently focused on using the Company's base of visualization technology to expand to other imaging modalities, such as x-ray angiography, as well as expanding the features and functions in the current modalities. Vital Images is also developing visualization and analysis tools for non-invasive screening applications, such as CT colonography for colon cancer screening, surgical planning, intra-operative visualization and real-time interventional 3D visualization.

The global market for 3D visualization and analysis is largely unpenetrated and growing rapidly. Today, only a small percentage of hospitals and clinics have purchased 3D visualization products for use in diagnostic imaging. Recent technological advances in both computer hardware and software development have dramatically improved the cost-to-performance ratio, bringing the prices for 3D visualization and analysis products into the reach of most healthcare providers. In addition, increasing acceptance of industry standards, the increasing number of images being produced by medical imaging devices and new clinical applications, among other factors, are also driving demand for visualization and analysis products. Based on an increasing number of 3D procedures being performed as a result of growing use of imaging technology, new 3D screening procedures, and broader acceptance of 3D applications, Vital Images estimates that the potential worldwide market for 3D visualization software and workstations will grow to more than $1 billion within the next three to five years.

Technology
----------

The two core technologies underlying the Company's products are "customized protocols" which make Vitrea simple to use and a visualization technique known as "volume rendering." A feature critical to Vitrea's speed and ease-of-use are its customized protocols, which provide automated 2D and 3D renderings of scanner data, optimized for individual clinical applications. Vital Images' engineers and clinical collaborators have selected specific views for each type of exam Vitrea supports, in order to provide immediate, useful 2D and 3D views for the user. After the selected patient data has been retrieved, Vitrea provides the clinician with six views with all visualization parameters pre-set for the specific type of clinical exam. The visualization settings for these views are stored in Vitrea's software and are automatically and adaptively applied to each patient study, optimizing the views displayed. By applying this proprietary protocol technique, the system anticipates the clinician's needs and provides immediately useful views of the patient data. The use of customized protocols automates the complex and time-consuming approaches inherent in many competing 3D visualization products and eliminates the need for the user to be proficient in operating complex graphics programs. The Company has been issued Patent No. 5,986,662 from the U.S. Patent and Trademark Office for its mechanism for automated protocol selection.

Volume rendering is an advanced technique for displaying two- or three-dimensional views on a computer monitor that the Company believes has significant advantages over the alternative technique, known as "surface rendering." Volume rendering permits the direct display of all of the imaging data without mathematical modeling and allows interactive control of the level of "transparency" of the data. By comparison, surface rendering requires the creation of artificial surfaces based on selected imaging data, and the usefulness of the resulting visual image is largely dependent on where these surfaces are "set" by the clinical technician. Volume rendering is not dependent on the creation of artificial surfaces and allows visualization of varying components that might otherwise be eliminated from a surface rendered image due to surface approximation. Because volume rendering uses all of the data and information collected by the imaging equipment, the Company believes visualization processes that use volume rendering provide clinicians with better images to define and display pathology and anatomy in a more useful manner

Until recently, volume rendering was largely overlooked by visualization companies because the computer power necessary to perform volume rendering was significantly more expensive and intensive than the requirements for surface rendering. The Company's experience with volume rendering has its basis in the efforts of Vincent J. Argiro, Ph.D., the founder of the Company, who developed three-dimensional visualization software using volume rendering as an aid in his research in developmental neuroscience. Dr. Argiro focused on accelerating the performance of volume rendering on standard computer platforms. As a result of his work, he developed expertise in accelerated volume rendering, which forms the core of the Company's volume rendering technology. Because the performance of standard computer platforms has increased while the relative cost of such performance has decreased, the Company believes that volume rendering has become a more accessible imaging solution for routine clinical applications.

The Company believes the combination of customized protocols and accelerated volume rendering offered by Vitrea, together with improved computer performance, allows it to deliver a simple, fast and affordable visualization product.

Industry Background
-------------------

Medical practices in the areas of diagnostic imaging, surgery and cancer treatment have changed dramatically over the past 20 years, due in part to the introduction of a variety of new imaging, visualization, analysis, computer, networking, catheter and navigation technologies. The result has been the rapid adoption and increased use of CT, MR and ultrasound devices, and the incorporation of new physician-care practices based on the imaging information provided by these devices.

Each of these imaging technologies captures data that provides a physician with a graphical representation of the inside of the human body. These images have traditionally been viewed as a series of two-dimensional, cross-sectional slices on x-ray-type film. As computer processing speed increased, software performance improved and networking technologies developed, manufacturers of scanning equipment began offering integrated systems that allowed clinicians to view, analyze and manipulate these medical images in a digital environment. These systems first visualized individual slices, or pictures, on a computer monitor and later provided views of multiple slices. More recently, visualization systems began to permit viewing and manipulation of large, multiple slice data sets as a single, three-dimensional image on a computer workstation. Today, the medical visualization industry involves the creation, visualization, manipulation, analysis and communication of medical images in two and three dimensions.

The medical visualization industry and the markets for medical visualization and analysis products have historically lagged the market for imaging devices due to the lack of industry standards for the generation, transmission and storage of medical imaging data and due to computer costs and performance considerations. Over the past several years, a number of technical and cost barriers to growth in the medical visualization industry and the picture archive and communication systems ("PACS") industry have begun to erode. In particular, the medical industry has embraced an image transmission and archiving standard called DICOM, promulgated by the American College of Radiology and the National Electronic Manufacturer's Association. This standard permits imaging, visualization, networking and archiving systems from different vendors to work cooperatively within a single network. In addition, the cost-to-performance ratio of computer products used in visualization and PACS has improved dramatically, bringing the prices for medical visualization and analysis capabilities and PACS within the grasp of most healthcare providers. The Company believes that the increasing acceptance of industry standards such as DICOM and the improvements in the cost-to-performance ratio for clinical workstations will support continued market growth in the medical visualization and PACS industries.

Vital Images also expects that a number of other advantages of 3D medical visualization and analysis products will support growth in the medical visualization industry:

     o Diagnoses based on 2D images, or "slices," require the clinician to "assemble" a 3D view mentally to understand the true anatomy and pathology. Given the industry pressure on cost-effective outcomes, 3D imaging is a valuable tool for accelerating diagnoses, potentially eliminating unnecessary tests and treatment, optimizing the use of minimally invasive surgery and therapies, and gaining additional insight needed for clinical decisions.

     o Spatial relationships are of paramount importance in surgery, and 3D views displaying anatomy and pathology can greatly aid in surgical planning. Three-dimensional visualization has the potential to promote improved surgical outcomes by giving surgeons a better "road map" from which to plan their operative procedures. Interactive navigation of volume data from scanners may also have the capability to spare patients from invasive procedures like endoscopy or conventional angiography.

     o Recent technology improvements in CT and MR scanners enable them to generate an increasing number of slices per exam, resulting in up to 1000 images, which is more than 5 times as many images as the same study less than five years ago. This makes the viewing of printed images on x-ray film, rather than in a visualization system, logistically impractical and expensive.

     o Increased use of medical visualization technology has the potential to enhance radiologists' ability to communicate their findings to fellow clinicians, referring physicians and patients. In addition, the integration of these clinical disciplines through electronic visualization, networking and the Internet has the potential to provide the opportunity for greater cross-discipline coordination due to increased speed, access to information and the resulting ability to perform consultative, interactive planning and examination on computer workstations.

Markets
-------

The Company participates in the developing medical visualization market. This market has several segments, each at its respective stage of maturity and with its own level of market penetration. The medical visualization market also interrelates with a number of other markets such as the diagnostic imaging equipment market, the PACS market and the hospital and clinical information systems markets. Medical visualization and analysis software and systems have application and/or potential in diagnostic screening and radiology, remote diagnosis and consultation (e.g., telemedicine), surgical assessment, planning, navigation and follow-up, and radiation and chemotherapy treatment planning and medical education. The customers for these applications include radiology, surgery and oncology departments of hospitals and research centers, diagnostic imaging and screening centers, outpatient surgery centers, clinics and physician groups.

The Company believes that the worldwide market for medical visualization and analysis systems is largely unpenetrated and growing rapidly. Today, a small percentage of hospitals and clinics have purchased 3D visualization systems for use in diagnostic imaging. Recent technological advances in both computer hardware and software development have dramatically improved the cost-to-performance ratio bringing the prices for 3D visualization and analysis products into the reach of most healthcare providers. In addition, increasing acceptance of industry standards, the increasing number of images being produced by medical imaging devices and new clinical applications, among other factors, are also driving demand for visualization and analysis products. Based on an increasing number of 3D procedures being performed as a result of growing use of imaging technology, new 3D screening procedures, and broader acceptance of 3D applications, Vital Images estimates that the potential worldwide market for 3D visualization software and workstations will grow to more than $1 billion within the next three to five years.

As discussed above, the overall market for medical visualization and analysis software and systems is developing rapidly, as the related technology and products that define this market are relatively new and undergoing rapid change. Medical visualization and analysis software and system solutions for diagnostic radiology have existed for the last several years. However, most have been expensive, slow, difficult to use and of limited clinical application. The use of medical visualization and analysis software and systems to assist in surgical planning and navigation has only begun to emerge into clinical practice in the last five years. While medical visualization and analysis software and systems have been used in these applications and to support cancer treatment planning in the past, the Company believes that perspective, three-dimensional volume rendering represents an untapped resource to practitioners for diagnostic screening and radiology, surgical planning and navigation and cancer treatment.

Strategy
--------

The Company's goal is to be the leading provider of medical visualization and analysis software that improves clinical outcomes and reduces costs. To achieve this goal, Vital Images intends to implement the following key strategies:

     o Develop and maintain leading-edge technology. The Company intends to continue its overall strategy of developing and marketing leading-edge medical visualization and analysis software for a variety of medical applications. As part of this strategy, the Company will continue to improve the speed and performance of its Vitrea software. In particular, the Company will be focused on developing additional protocols that enhance the ease-of-use of Vitrea, as well as efforts to increase the number of platforms on which Vitrea will operate.

     o Further penetrate the visualization market. The Company intends to expand its sales and marketing staff and increase its marketing efforts in order to continue building momentum for the acceptance and purchase of Vitrea and its other products. A key challenge for the Company involves reaching and educating physicians and clinicians as to the benefits of the Vitrea software. By convincing the ultimate users of the benefits of its system, the Company believes that it can successfully influence purchasing decisions for medical institutions purchasing or upgrading their imaging technology. In addition, the Company will work to expand its appeal by implementing additional 2D capability as well as ensuring that its technology will easily integrate into hospital networks.

     o Further develop applications for the Company's visualization technology. The Company intends to leverage its core competencies in volume rendering, computer graphics, network technologies and clinical applications. The Company plans to develop and offer a full range of medical visualization and analysis software tools for radiological diagnosis, surgical planning and intra-operative visualization. The Company believes that significant new opportunities exist for the application of its innovative technologies for the diagnosis and treatment of cardiovascular disease, cancer and orthopedics.

     o Continue to seek collaborative partnerships with leading medical institutions. The Company has historically sought out and developed collaborative relationships with several prestigious medical institutions to develop and test the Company's visualization tools. The Company will continue to pursue collaborations to focus on developing products that will improve clinical outcomes and reduce costs for the practices of medical imaging and surgery. In addition to collaborations with medical institutions, the Company intends to selectively pursue further joint development efforts similar to its PACS relationship with ALI Technologies ("ALI").

Products and Product Development
--------------------------------

Vitrea. In December 1995, the Company assessed its business strategy and determined that to optimize its dedicated participation in the medical field, it needed to create a new product for direct clinical application. The objective for this new product effort was to produce an easy-to-use, clinical software tool to allow radiologists and other clinicians to use two- and three-dimensional visualization in their routine clinical processes. Unlike its VoxelView software, the Company set out to design this new software product for users with clinical knowledge, rather than computer graphics expertise. Specifications for this new product, called Vitrea, were developed in early 1996, with software development beginning in late spring of that year. The Company submitted 510(k) documentation in September 1996 for Vitrea and was granted marketing clearance by the FDA in November 1996 for use as a clinical diagnostic and surgical planning device when used with CT and MR medical imaging data. Vitrea was first released for sale to customers in October 1997. In December 1999, the Company released Vitrea 2, a Microsoft(R) Windows NT compatible version of its Vitrea software for 2D/3D visualization and analysis of medical image data. Vitrea 2 is Vital Images' first 3D-volume visualization software product available for Windows NT and provides the speed and ease-of-use the medical community demands for diagnosis and treatment planning in a clinical environment.

Vitrea capitalizes on the Company's experience in medical visualization and provides clinicians with an easy-to-use tool for radiological diagnosis and surgical planning, and represents the Company's most important step to date as a provider of a range of clinical tools for broad distribution to the medical visualization market. Vitrea's primary features are its high-speed rendering capability and the ability to provide two- and three-dimensional viewing for routine diagnosis and surgical planning, without requiring the user to be trained in computer graphics techniques. The Company believes that both of these features, speed and ease-of-use, now make it possible to use three-dimensional medical visualization in daily clinical routines. A Vitrea user, following a built-in clinical workflow, can view the image data in two or three dimensions using visualization settings based on specific clinical applications stored within the system, as dedicated visualization protocols. The user may then interactively navigate around, or "fly through," the image to view clinically-relevant anatomies and pathologies. Vitrea software also allows the user to capture views by taking "snapshots," which can be integrated into customized reports for electronic transmission and archiving through a DICOM network or to another location via the Internet.

Vitrea software conforms to the latest medical imaging and computer industry standards, such as OpenGL(TM) computer graphics application programming interface (API) and DICOM.

The Company offers Vitrea primarily as an integrated software and hardware system, consisting of Vitrea software installed on a computer workstation. Pursuant to purchasing arrangements between the Company and computer resellers, the Company purchases computer workstations at a nominal discount, installs its Vitrea software, and markets the package as an integrated medical visualization and analysis solution, thereby implementing the Company's strategy to develop, market, sell and support an integrated visualization and analysis workstation. Currently Vitrea operates on PC workstations from Hewlett-Packard Company and Dell Computer Corporation, and UNIX workstations from Silicon Graphics, Inc.. The Company also sells a limited number of software licenses without the related workstation hardware. The list price for an integrated workstation and software package is approximately $80,000, and the list price for the Vitrea software without a workstation is approximately $60,000.

In addition to its immediate clinical applications, Vitrea software also incorporates a number of additional technological advances, thereby making it adaptable to routine clinical use in surgical navigation and cancer treatment and for integration into diagnostic imaging equipment manufactured by other companies. In particular, Vitrea software was written using advanced programming techniques, a modular, object-oriented design, C++ programming language, and a shared messaging structure. The Company believes these characteristics make it practical to modify Vitrea software to suit the clinical needs of surgical navigation and oncology, as well as allowing diagnostic equipment manufacturers to integrate Vitrea software or its components into imaging system consoles and off-line review stations, thereby providing the Company with the opportunity to leverage the Vitrea software development investment into new commercial areas.

VScore. In August 1999, the Company introduced its VScore software for coronary artery calcium scoring. The VScore software product is the Company's first add-on option to the Company's Vitrea visualization and analysis product. The VScore option adds the functionality to non-invasively quantify calcium in the four major coronary arteries using CT image data. In the future, the Company intends to develop and offer similar add-on products for a variety of other medical applications. The list price of the VScore software is $14,000.

Advanced 3DI. In August 1996, the Company entered into a product development agreement with ATL Ultrasound, Inc., one of the leading ultrasound system vendors. Pursuant to this agreement, each party agreed to collaborate exclusively with the other for a period of five years in connection with the development of three-dimensional visualization products for medical diagnostic ultrasound imaging applications, provided that the Company may collaborate with other parties in connection with products to be used in multi-modality environments (i.e., environments that offer multiple imaging technologies and not just ultrasound imaging). ATL reimburses the Company for certain product development costs and has responsibility for obtaining regulatory approvals. Intellectual property developed jointly by the parties pursuant to this agreement is jointly owned by the parties, each with the right to use or license such intellectual property. The Company typically receives $5,000 to $10,000 for each Advanced 3DI sale by ATL. In September of 1998, ATL was acquired by Royal Phillips Electronics, a competitor of the Company's in the 3D visualization workstation market. During 1999, the Company experienced a trend of steadily declining revenue from sales of Advanced 3DI. Accordingly, the Company is not anticipating significant revenue in the foreseeable future from ATL for sales of Advanced 3DI.

VoxelView. The Company's VoxelView software received marketing clearance from the FDA in November 1995 for use as a clinical diagnostic and surgical planning device when used with CT and MR medical imaging data. VoxelView software is sold primarily to medical researchers, although it is sometimes used by radiologists and surgeons as a clinical diagnostic and planning tool. VoxelView software's primary capability is the ability to provide volume rendered, three-dimensional views of human anatomy using three-dimensional image data sets from imaging devices such as CT and MR scanners. VoxelView software is a highly flexible tool, allowing the clinician or researcher to interactively control many visualization parameters, including brightness, contrast, color, transparency, shading, lighting, texture, reflectivity and orientation. However, the need to control these visualization parameters limits the usefulness of VoxelView software in the routine clinical setting, where an end user may be a skilled medical technician lacking expertise in computer graphics techniques. VoxelView is sold only as a software package without computer hardware, and the Company does not actively market this product. The list price for a VoxelView software license is $20,000.

Maintenance and Support. In addition to its system and software products, the Company also offers maintenance and support services to its customers, as well as certain other services such as installation and training. Maintenance services for VoxelView software have typically been offered to licensees on an annual basis, and provide for software updates, error correction, telephone support and other general maintenance services in exchange for an annual maintenance fee. In connection with the licensing of Vitrea software, the Company also markets similar annual maintenance services for both Vitrea software and the integrated Vitrea system, pursuant to which the Company provides software updates, minor feature enhancements, error correction, telephone support and general maintenance services for an annual fee of approximately $7,000. Outside of these maintenance services, the Company is required by FDA regulation to provide certain levels of support to end users as a result of the use of its products as medical devices. Maintenance services currently marketed by the Company do not include installation, training, testing and other services, whether on- or off-site, as such services are charged separately by the Company.

License fees accounted for 63%, 61% and 62% of total revenue in each of the fiscal years ended December 31, 1999, 1998 and 1997, respectively. Maintenance and services comprised 13%, 11% and 24% of total revenue for the years ended December 31, 1999, 1998 and 1997, respectively, while hardware accounted for 24%, 28% and 14% of total revenue for the years ended December 31, 1999, 1998 and 1997, respectively.

The Company expensed $2,525,000, $1,815,000 and $2,255,000 incurred in its research and development efforts in each of the fiscal years ended December 31, 1999, 1998 and 1997, respectively.

Collaborative Relationships
---------------------------

Vital Images has formed collaboration relationships with some of the leading universities and physicians in medicine and medical visualization to develop what it believes to be the most innovative and clinically relevant visualization solutions. Vital Images has entered into clinical collaboration agreements with universities and physicians to:

     o Identify new clinical applications where visualization can improve clinical outcomes and reduce costs;

     o Develop clinical routines that incorporate Vital Images' visualization software in normal diagnostic and surgical planning practices;

     o Develop new features that facilitate and improve diagnosis and surgical planning for Vital Images' future products;

     o Assess the clinical value of Vital Images' visualization software for given applications; and

     o    Develop automated rendering protocols for 3D CT or MR data.

The following universities and physicians have entered into agreements with Vital Images for the purpose of forming collaborative relationships:

     o    Duke University Medical Center

     o    Hospital of the University of Pennsylvania

     o Mallinckrodt Institute of Radiology at the Washington University School of Medicine

     o    Stanford University Medical Center

     o    David W. Stoller, M.D. (California Advanced Image/Raytel Imaging)

     o    UCLA Medical Center

     o    University of Iowa Hospital and Clinics

     o    University of Minnesota-Fairview University Medical Center

     o    University of North Carolina at Chapel Hill

     o    Yale University School of Medicine

In general, the Company's agreements with its collaborative partners do not provide such collaborators with any ownership of technology developed by the Company in connection with the collaboration and do not provide for the payment of any fees or royalties to such collaborators. However, the Company is obligated to pay a royalty to the Stanford University Medical Center equal to one-half of one percent of the Company's software license revenue from the sale of Vitrea through September 2000.

Competition
-----------

The medical visualization market is developing and growing rapidly. It is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. The Company's primary competitors are the various diagnostic imaging system suppliers, which are typically large, multinational companies, having far greater financial and technical resources than the Company, and which also have well established sales and distribution networks for their products. These companies, including GE Medical Systems, Siemens Medical Systems, Inc., Marconi Medical Systems and Philips Medical Systems, are engaged in the business of developing and marketing medical imaging systems, such as CT and MR equipment. These competitors either offer, or will likely seek to offer, 3D visualization capabilities integrated into their products in addition to the 2D visualization capabilities typically provided as a part of the operator's console on the imaging equipment itself. This visualization capability may be internally developed by these companies, or may be licensed from independent vendors. In order to compete effectively with these companies, Vital Images must convince customers to separate their purchasing decisions regarding the imaging equipment itself from the selection and purchase of the visualization workstations instead of purchasing an entire integrated system manufactured by one entity. To a lesser extent, the Company also faces competition from other visualization systems and software suppliers, PACS vendors, hospital, radiology and clinical system suppliers, and internal development projects sponsored by hospital radiology departments.

Other visualization systems and software suppliers compete on the basis of volume rendering or other visualization technologies, such as surface rendering. PACS companies sometimes provide visualization capability in addition to their image archiving and networking products. Vendors of hospital, clinical and radiology information systems have also diversified into the PACS and medical visualization product lines, either through internal development or business development. These companies, which may be large or small, attempt to offer an integrated system covering a full range of administrative, clinical and radiology information management capabilities to healthcare providers. Finally, some research and university healthcare institutions may attempt to develop their own visualization systems. These institutions have in the past, and may in the future, attempt to secure FDA clearance for such systems, and to license such systems or technology for general commercial sale.

The Company's competitive strength is based on its ability to: (i) provide differentiated medical visualization and analysis products that operate in multi-vendor network and image source environments; (ii) provide clinical quality, three-dimensional images, volume rendered at high speed with interactive navigation on a relatively low cost standard computer; (iii) integrate clinical knowledge from its collaborative clinical partners into its products; (iv) leverage its visualization technology across multiple clinical disciplines, including radiology, surgical planning and medical screening; (v) offer a "DICOM client" product which can operate on any DICOM network, independent of the imaging system and network provider; and (vi) serve both original equipment manufacturers ("OEM") and end-user customers through the development of a modular end-user product that can easily be segmented for OEM customers.

The Company believes that product quality, performance, functionality and features, quality of support and service, reputation and price are also important competitive factors. The Company believes that customers will prefer Vitrea because it is simple, fast and affordable. While price has been less significant than other factors, increasing competition in the medical visualization market may result in price reductions and reduced gross margins. In particular, should one or more of the diagnostic imaging system suppliers choose to provide or distribute more competitive visualization products than those offered by the Company, the Company's business, financial condition and results of operations could be materially adversely affected.

Marketing and Distribution
--------------------------

The Company markets Vitrea both as a software package and as part of an integrated software and hardware system to radiologists, surgeons, primary care physicians and medical researchers. The Company markets its products directly to end-user customers, such as hospitals and clinics, as well as to select diagnostic imaging companies, digital imaging equipment manufacturers and PACS companies for resale as a Vital Images' branded product. In December 1999, the Company established a strategic marketing alliance with ALI, a leader in the management of clinical data. Both Vital Images and ALI can now offer an integrated solution to the data management requirements of the new generation of CT and MR scanners.

In addition, the Company markets its products directly to select OEMs on either a standard basis or, in the case of Advanced 3DI, a customized basis. In connection with its OEM opportunities, the Company will either provide complete systems for resale by such OEMs or will provide elements of its technology for incorporation into the products and systems of such OEMs.

The Company markets its products both domestically and internationally. In the United States, the Company markets its products through its direct sales force as well as through OEMs and resellers. Internationally, the Company markets its products through OEMs and resellers. See Note 9 to the Financial Statements - "Major Customers and Geographic Data" for information regarding the Company's export sales. As of December 31, 1999, the Company had eight direct salespeople in the U.S., one international reseller salesperson, one OEM customer and 13 international resellers.

Customers and Customer Support
------------------------------

As of December 31, 1999, the Company has sold approximately 180 separate software licenses for Vitrea for use in approximately 150 different sites, including hospitals, clinics and other sites. The Company's customers include America's most renowned hospitals, including the following eight of the top 11 hospitals listed in U.S. News and World Report's honor roll of top hospitals:

    o Massachusetts General Hospital         o Stanford Medical Center
    o Duke University                        o Barnes-Jewish Hospital
    o University of California--Los Angeles  o Hospital of the University of
    o Cleveland Clinic                           Pennsylvania
                                             o Mayo Clinic

In addition, the advantages of Vitrea software -- simple, fast and affordable -- have also appealed to hospitals and clinics in smaller population areas including:

    o Allen Memorial Hospital-Waterloo, Iowa
    o Campbell County Memorial Hospital--Gillette, Wyoming
    o Diagnostic Radiology Associates of Wisconsin--Rice Lake, Wisconsin
    o Northeast Regional Medical Center--Kirksville, Missouri
    o Palmetto Baptist Medical Center--Columbia, South Carolina

The Company is committed to rapid response to customer service requests. Customer support representatives are available during the Company's business hours to answer questions about the operation, maintenance and repair of the Company's products.

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

The Company has been issued Patent No. 5,986,662 from the U.S. Patent and Trademark Office for its mechanism for automated protocol selection, which is utilized in the Vitrea software. The use of automated protocol selection within Vitrea allows the user to view image data in two or three dimensions using visualization settings based on specific clinical applications stored within the software. This unique technology adds significantly to the simplicity of use of the software -- a key advantage over competing technologies.

The Company does not own all of the software and other technologies used in its products, but it has the licenses from third parties that the Company believes are necessary for using that technology in its current products. It may be necessary to renegotiate with such third parties for inclusion in any new versions of the Company's current products or any new products. Such third party licenses may not be available on reasonable terms, or at all.

Manufacturing and Service
-------------------------

The Company's manufacturing efforts are limited to the production, quality assurance and distribution of its software, which is distributed on CD-ROM. The software is sent to the customer site and loaded into a computer workstation. The software for Vitrea is loaded into the workstation by Company personnel, as part of the Company's installation services, which are priced and billed incrementally to the software license billing. In addition to the loading of software into the computer, the Company's installation services also include integrating Vitrea workstations into customers' computer networks, configuring the network requirements and validating software operability on site. VoxelView software is typically sold alone and loaded into the computer equipment with telephone assistance from the Company, as needed.

The Company relies primarily on its own software development as its core competence. The Company sources certain utility software from third parties, see "Intellectual Property" above, and the operating system for integrated computer workstations from other parties. In addition, the Company sources systems components, computers and computer peripherals from third party suppliers.

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

Class III devices generally require more stringent clinical investigation and pre-market clearance requirements. In such cases, the FDA will require that the manufacturer submit a pre-market approval ("PMA") application that must be reviewed and approved by the FDA prior to the sale and marketing of the device in the United States. The process of obtaining a PMA can be expensive, uncertain and lengthy, frequently requiring anywhere from one to several years from the date of FDA submission, if approval is obtained at all. Moreover, a PMA, if granted, may include significant limitations on the indicated uses for which a product may be marketed.

Vitrea and VoxelView are classified as Class II medical devices and have received marketing clearance from the FDA as the result of 510(k) submissions. Specifically, Vitrea has been cleared to be marketed for use with CT and MR scanners, and the Company's VScore software has been cleared for use in coronary artery calcium scoring. ATL is responsible for obtaining any FDA approval necessary for the marketing and sale of Advanced 3DI. Future products, add-on options to existing software, and expanded claims of efficacy will likely require additional 510(k) applications.

In the early 1990's, the review time by the FDA to clear medical devices for commercial release lengthened and the number of clearances, both of 510(k) submissions and PMA's, decreased. In response to public and congressional concern, the FDA Modernization Act of 1997 was adopted with the intent of bringing better definition to the clearance process. Although this Act has resulted in improved cycle times for product clearance, there can be no assurance that the FDA review process will not involve delays or that certain clearances will be granted on a timely basis.

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

Third Party Reimbursement and Cost Containment
----------------------------------------------

The Company's products are purchased primarily by hospitals, clinics and other users that bill various third party payors for the services provided to the patients. These payors, which include Medicare, Medicaid, private insurance companies and managed care organizations, reimburse part or all of the costs and fees associated with the procedures utilizing the Company's products. The visualization services performed using the Company's software are covered by current CPT codes (Current Procedural Terminology, as defined by the Healthcare Financing Administration). As such, hospitals providing services on the Company's visualization workstations can seek reimbursement by using existing, approved CPT codes. Medicare and Medicaid reimbursement for hospitals is based on a fixed amount for admitting a patient with a specific diagnosis. Because of this fixed reimbursement method, hospitals have incentives to use less costly methods in treating Medicare and Medicaid patients, and will frequently make capital expenditures to take advantage of less costly treatment technologies. Frequently, reimbursement is reduced to reflect the availability of a new procedure or technique and, as a result, hospitals are generally willing to implement new cost-saving technologies before these downward adjustments take effect. Likewise, because the rate of reimbursement for certain physicians who perform certain procedures has been, and may in the future, be reduced in the event of changes in the resource-based relative value scale method of payment calculation, physicians may seek greater cost efficiency in treatment to minimize any negative impact of reduced reimbursement. Any amendments to existing reimbursement rules and regulations which restrict or terminate the reimbursement eligibility (or the extent or amount of coverage) of medical procedures using the Company's products or the eligibility (or the extent or amount of coverage) of the Company's products could have a material adverse impact on business.

In response to the focus of national attention on rising health care costs, a number of changes to reduce costs have been proposed or have begun to emerge. There have been, and may continue to be, proposals by legislators and regulators and third party payors to reduce these costs. There has also been a significant increase in the number of Americans enrolling in some form of managed care plan and, in addition, many hospitals participate in or have agreements with HMOs. It has become a typical practice for hospitals to affiliate themselves with as many managed care plans as possible. Higher managed care penetration typically drives down the prices of healthcare procedures, which in turn places pressure on medical supply prices. This causes hospitals to implement tighter vendor selection and certification processes, by reducing the number of vendors used, purchasing more products from fewer vendors and trading discounts on price for guaranteed higher volumes to vendors. Hospitals have also sought to control and reduce costs over the last decade by joining group purchasing organizations or purchasing alliances. The Company cannot predict what continuing or future impact these practices, the existing or proposed legislation, or such third party payor measures may have on its future business.

Employees
---------

     As of February 29, 2000, the Company had 57 full-time employees, with 20 involved in research and development, 16 in sales and marketing, 8 in technical support functions and 13 in administrative functions.

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below are the names of the executive officers of the Company as of February 29, 2000, their ages, the year first elected as an executive officer of the Company and employment for the past five years.

NAME                       AGE      TITLE
---------------------------------------------------------------------------

Albert Emola                49    President, Chief Executive Officer
                                    and Director

Vincent J. Argiro, Ph.D.    44    Chief Technology Officer, Founder
                                    and Director

Steven P. Canakes           44    Vice President - Sales

David M. Frazee             39    Vice President - Engineering

Gregory S. Furness          45    Vice President - Finance, Chief
                                    Financial Officer, Treasurer
                                    and Secretary

Jay D. Miller               40    General Manager and
                                    Vice President - Business Development

Robert C. Samec             47    Vice President - Regulatory Affairs and
                                    Quality Assurance

Albert Emola. Mr. Emola was appointed President and Chief Executive Officer of Vital Images in December 1999. From January 1999 until December 1999, Mr. Emola served as an independent management consultant to start-up medical device companies. From August 1994 to January 1999, he served as President and Chief Executive Officer of Flexmedics Corporation, a designer and manufacturer of nitinol-based medical products. From May 1991 until August 1994, Mr. Emola served as a consultant to other start-up medical companies requiring broad-based strategic direction and implementation. Mr. Emola also served at St. Jude Medical, Inc. from November 1985 to May 1991, most recently as Vice President of Corporate Development.

Vincent J. Argiro, Ph.D. Dr. Argiro, the Founder of the Company, was named Chief Technology Officer of Vital Images in October 1995. From May 1994 until May 1997, Dr. Argiro also served as a Vice President of Bio-Vascular, the former parent company of Vital Images. Dr. Argiro served as a director of Bio-Vascular from May 1994 until March 1996. Following the acquisition of the Company by Bio-Vascular in May 1994, Dr. Argiro served as President of the Company until October 1995. Dr. Argiro served as Chairman of the Board of the Company from 1988 until May 1994. From 1988 to 1990 and from September 1991 to June 1992, Dr. Argiro also served as President of the Company.

Steven P. Canakes. Mr. Canakes was named Vice President - Sales in March 2000. Prior to that he was the Company's Vice President - U.S. Sales from August 1998 to March 2000 and its Director of U.S. Sales from March 1998 to August 1998. From July 1996 to March 1998, Mr. Canakes was Vice President of Business Development for MedManagement, LLC in Plymouth, Minnesota. From February 1994 to July 1996, Mr. Canakes served as Vice President of Sales for Medintell Systems and Value Health Corporation, a Medintell Systems Division. Prior to February 1994, Mr. Canakes was a CT Product Sales Manager for Picker International, Inc.

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

Gregory S. Furness. Mr. Furness was named Vice President - Finance, Chief Financial Officer, Treasurer and Secretary of Vital Images in February 1997. From December 1987 to December 1996, Mr. Furness served as Executive Vice President and Chief Financial Officer of CAMAX Manufacturing Technologies, Inc., a computer-aided manufacturing software developer, which was acquired by Structural Dynamics Research Corporation in June 1996. Prior to December 1987, Mr. Furness was employed as Vice President, Finance and Chief Financial Officer of Mizar, Inc., and as an audit manager at Deloitte and Touche LLP. Mr. Furness is a Certified Public Accountant.

Jay D. Miller. Mr. Miller was named General Manager and Vice President - Business Development in August 1998 and served as the Company's Vice President - Marketing and Business Development from February 1997 to August 1998. From 1989 until his employment by the Company, Mr. Miller was employed by GE Medical Systems, Inc. in positions of increasing responsibility in the marketing area, including serving as product manager and global product line strategy for MR imaging products and marketing manager for the cardiology market segment. Prior to 1989, Mr. Miller was employed by Siemens Medical Systems in technical marketing.

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

Historical Operating Losses
---------------------------

The Company had operating losses of $3,303,000, $3,467,000, and $5,211,000 for the years ended December 31, 1999, 1998 and 1997, respectively, and with the exception of the fiscal year ended October 31, 1995, has incurred operating losses each year since 1990. As of December 31, 1999, the Company's accumulated deficit was $17,229,000. The Company's ability to attain and maintain profitability will depend on, among other things, its ability to successfully market its products, make new product offerings, respond to competitive developments and attract and retain qualified sales, technical and management employees. There can be no assurance that the Company will achieve profitable operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Dependence on Market Growth
---------------------------

The medical visualization industry in which the Company markets its products is still developing due to the fairly recent availability of high performance computers at reduced prices, the recent adoption of industry standards for the generation, transmission and storage of medical imaging data, and changing medical practices. Historically, there has been a perception that three-dimensional imaging was too slow or difficult for clinical use. This perception was due largely to the relatively slower processing speed of workstations available in the past. Although the Company believes that the recent advances in the affordability of high performance computers and in the development of industry standards for the generation, transmission, and storage of imaging data will provide opportunities for growth in the medical visualization industry, given the uncertainties associated with the developing stage of this industry, there can be no assurance that it will continue to develop in the manner anticipated by the Company. Accordingly, there can be no assurance that the medical visualization industry will provide growth opportunities for the Company and its software products or that the Company's business strategies will be successful as the medical visualization industry continues to evolve. Ultimately, if the medical visualization industry fails to develop as the Company expects, the Company's business, results of operations and financial condition will be materially and adversely affected.

New Product Acceptance
----------------------

The Company's success depends on its ability to successfully market its Vitrea software for clinical use, and the ability and willingness of physicians to use two- and three-dimensional visualization software in clinical diagnosis, surgical planning, patient screening, and other diagnosis, surgical, and treatment protocols. The three-dimensional visualization offered by Vitrea represents a new alternative to the conventional methods traditionally used for viewing medical images in the clinical setting. The acceptance of Vitrea by physicians and other clinicians will depend on the Company's ability to educate those users as to the speed, ease-of-use and benefits offered by the Vitrea system, as well as the timely introduction of new features and functions by the Company. There can be no assurance that users will prefer three-dimensional visualization software over less expensive two-dimensional visualization software, or that the Company will succeed in its efforts to further develop, commercialize, and achieve market acceptance for its Vitrea product, or for any other product in the clinical setting. See "Business--Technology," "--Industry Background," "--Markets" and "--Competition."

Substantial Reliance on a Single Product
----------------------------------------

Revenue from software and hardware sales of the Vitrea system constituted 78% of the Company's total revenue for the year ended December 31, 1999 and 71% of the Company's total revenue for the year ended December 31, 1998. Further, the Company anticipates that revenue from the sale of Vitrea will continue to account for a substantial portion of the Company's revenue for the foreseeable future. As such, the failure of physicians to accept Vitrea would have a material adverse impact on the Company's results of operations and financial condition. The Company no longer markets, but has occasional sales of, its VoxelView software product, which is used primarily by medical researchers.

Need for Additional Capital
---------------------------

If the Company's operations progress as anticipated, of which there can be no assurance, the Company believes that its existing cash balances, together with cash flows from operations and borrowings available under its credit facility, should be sufficient to satisfy its cash requirements for at least the next 12 months.

The timing of the Company's future capital requirements will depend on a number of factors, including, but not limited to, the ability of Vital Images to successfully market its products; the ability and willingness of physicians to use two- and three-dimensional visualization software in clinical diagnosis, surgical planning, patient screening and other diagnosis, surgical, and treatment protocols; the impact of competition in the medical visualization business; the ability of the Company to differentiate its products from competing products; the capital equipment budget constraints of some potential purchasers; the ability of the Company to build an effective sales and distribution force; and the ability to enhance existing products and develop new products on a timely basis. To the extent that the Company's operations do not progress as anticipated, additional capital may be required sooner. There can be no assurance that any required additional capital will be available on acceptable terms, or at all, and the failure to obtain any such required capital would have a material adverse effect on Vital Images' business. The issuance of additional equity securities may result in dilution of current shareholder voting and ownership interests. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Highly Competitive Industry
---------------------------

The Company faces intense competition in the medical visualization industry. The Company expects technology to continue to develop rapidly, and the Company's success will depend to a large extent on its ability to maintain a competitive position with its products. Companies competing with the Company in the medical visualization industry include large, established manufacturers of CT and MR imaging equipment. Companies such as GE Medical Systems, Siemens Medical Systems, Inc., Marconi Medical Systems and Philips Medical Systems typically offer their own imaging software and visualization workstations as part of their integrated imaging and scanner systems. The Company's ability to successfully market and sell its current medical visualization products to prospective customers depends, in part, on its ability to persuade such customers to separate the purchase of CT or MR equipment from the selection and purchase of visualization workstations. In addition to having significantly greater capital and staffing resources for research and development that are critical to success in the rapidly changing medical visualization industry, such companies also have well-established marketing and distribution networks and have a competitive advantage in marketing visualization and analysis tools as an integrated part of their imaging products. While price has been less significant than other factors, increasing competition may result in price reductions and reduced gross margins. Additionally, the Company faces competition from other entities, such as other information storage and retrieval vendors, hospital, radiology and clinical systems suppliers and internal development projects sponsored by hospital radiology departments. There can be no assurance that the Company will be able to compete effectively with such manufacturers or competing entities. See "Business--Technology," "--Industry Background" and "--Competition."

Risk of Technological Obsolescence
----------------------------------

The medical imaging and visualization market is characterized by rapid innovation and technological change. There can be no assurance that the Company will be able to compete effectively in the marketplace or that products developed by its competitors will not render its products obsolete or non-competitive. Similarly, there can be no assurance that the Company's competitors will not succeed in developing or marketing products that are viewed as providing superior clinical performance or are less expensive than the Company's products currently marketed or to be developed.

Dependence on Major Customers
-----------------------------

One of the Company's principal distribution channels is to sell its Vitrea product and visualization workstations for inclusion with the delivery of medical imaging equipment being sold by Toshiba America Medical Systems ("Toshiba"). Sales by the Company to Toshiba accounted for approximately 21% and 23% of the Company's total revenue for the years ended December 31, 1999 and 1998, respectively. Management believes a limited number of large customers may continue to account for a significant portion of the Company's revenue during any given period for the foreseeable future. The Company currently has no long-term purchase or other agreements with any of its customers and sales are generally made pursuant to purchase orders. A reduction, delay, or cancellation of orders from one or more of its significant customers likely would have a material adverse effect on the Company's operating results.

Fluctuations in Operating Results
---------------------------------

The Company may experience significant fluctuations in future annual and quarterly operating results. If these fluctuations occur, they may result in volatility in the price of the Company's common stock. Quarterly revenues and operating results may fluctuate as a result of a variety of factors including, but not limited to, the timing of significant orders, the timing of product enhancements and new product introductions by the Company, its competitors and its customers, the pricing of the Company's products, changes in customers' budgets, and competitive conditions, many of which are beyond the control of the Company. Toshiba recently began marketing and selling a new high speed CT scanner, the Aquilion(TM). While the Company anticipated that Toshiba would ship the Aquilion in greater quantities during 1999, Toshiba is not yet delivering the Aquilion to its customers in the quantities anticipated by the Company. To the extent that sales or deliveries of the Aquilion by Toshiba fluctuate, such fluctuation may affect the quarterly operating results of the Company.

Government Regulation
---------------------

The Company's products are subject to regulation by the FDA and by comparable agencies in foreign countries. In the United States, the FDA regulates the development, introduction, manufacturing, labeling and recordkeeping procedures for medical devices, including medical visualization and analysis software and systems. The process of obtaining marketing clearance from the FDA for new products and new applications for existing products can be time-consuming and expensive. All of the current products actively marketed by the Company have received marketing clearance from the FDA pursuant to 510(k) pre-market notifications. Vitrea has been approved to be marketed for use with CT and MR scanners, and the Company's VScore software has been approved for use in coronary artery calcium scoring. ATL Ultrasound, Inc. ("ATL") is responsible for obtaining any FDA approval necessary for the marketing and sale of Advanced 3DI. There can be no assurance, however, that clearance will be granted with respect to future products or enhancements, or that FDA review will not involve delays that would adversely affect the Company's ability to market such future products or enhancements. In addition, there can be no assurance that future products or enhancements will not be subject to the more lengthy and expensive pre-market approval process with the FDA.

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

Uncertain Protection for Intellectual Property; Possible Claims of Others
-------------------------------------------------------------------------

Although the Company has filed patent applications with respect to certain aspects of its technology, it generally does not rely on patent protection with respect to its products and technologies. Instead, the Company relies primarily on a combination of trade secret and copyright law, employee and third-party nondisclosure agreements and other protective measures to protect intellectual property rights pertaining to its products and technologies. There can be no assurance that these measures will provide meaningful protection of the Company's trade secrets, know-how or other intellectual property in the event of any unauthorized use, misappropriation or disclosure or that others will not independently develop similar technologies or duplicate any technology developed by the Company. In addition, to the extent that any patents are applied for, there can be no assurance that such applications will result in issued patents or, if issued, that such patents will be held to be valid or will otherwise be of value. While the Company does not believe that its products and technologies infringe any existing patents or intellectual property rights of third parties, there can be no assurance that such infringement does not exist. The costs of defending an intellectual property claim could be substantial and could adversely affect the Company, even if it was ultimately successful in defending any such claims. If the Company's products or technologies were found to infringe the rights of a third party, the Company could be required to pay significant damages or license fees or cease production, which could have a material adverse effect on the Company's business. See "Business--Intellectual Property."

Product Liability Risk; Limited Insurance Coverage
--------------------------------------------------

The manufacture and sale of products used in the practice of medicine entail significant risk of product liability claims. While the Company currently maintains product liability insurance in the amount of $6,000,000 per occurrence and $7,000,000 in total and also maintains errors and omissions coverage in the amount of $6,000,000 per occurrence and in total, there can be no assurance that its coverage limits will be adequate to protect the Company from any liabilities it might incur in connection with the sale of its products, or that the Company will be able to maintain this level of coverage in the future. The Company also will require increased product liability coverage as additional products and updates are released. Such insurance is expensive and in the future may not be available on acceptable terms, if at all. A successful product liability claim or series of such claims against the Company in excess of the Company's insurance coverage could have a material adverse effect on its business.

Dependence on Key Employee; Need to Hire Additional Personnel
-------------------------------------------------------------

The Company depends upon the continued active participation of Dr. Vincent J. Argiro, its Chief Technology Officer and Founder. Loss of the services of Dr. Argiro could have a material adverse effect on the Company's future business. Dr. Argiro does not have an employment agreement with the Company, but does have a confidentiality and non-competition agreement with the Company. The Company maintains key life insurance coverage on Dr. Argiro's life in the amount of $500,000.

The Company's ability to enhance and develop markets for its current products as well as to introduce new products to the marketplace also depends on its ability to attract and retain qualified scientific and management personnel. The Company competes for such personnel with other companies, academic institutions, government entities and organizations, many of which have substantially greater capital resources, name recognition, and research and development capabilities than the Company. There can be no assurance that the

Company will be successful in recruiting or retaining such personnel. The inability of the Company to recruit and retain such personnel would have a material adverse effect on the Company's business.

Management of Growth
--------------------

The execution of the Company's business plan will place increasing demands on the Company's existing management and resources. There can be no assurance that the Company will be able to effectively manage any expansion of its business, which could have a material adverse effect on the Company's business, financial condition and results of operations.

Dependence on Third-Party Reimbursement
---------------------------------------

The Company's products are purchased by hospitals, clinics and other users, which bill various third party payors, such as government health programs, private health insurance plans, managed care organizations and other similar programs, for the health care goods and services provided to their patients. There is currently a Current Procedural Terminology (CPT) reimbursement code for procedures which utilize the Company's products. However, the amount of such reimbursement varies by location and is subject to change. Payors may deny reimbursement if they determine that a product used in a procedure was not used in accordance with established payor protocol regarding cost-effective treatment methods or was used for an unapproved indication. Third party payors are increasingly challenging the prices charged for medical services and, in some instances, have put pressure on service providers to lower their prices or reduce their services. The Company is unable to predict what changes will be made in the reimbursement methods used by third party healthcare payors. There can be no assurance that procedures in which the Company's products are used will be considered cost effective by third party payors, that reimbursement for such procedures will be available or, if available, that payors' reimbursement levels will not adversely affect the Company's ability to sell its products on a profitable basis. In addition, there have been and may continue to be proposals by legislators, regulators and third party payors to curb further these costs in the future. Failure by hospitals and other users of the Company's products to obtain reimbursement from third party payors, changes in third party payors' policies toward reimbursement for procedures using the Company's products or legislative action could have a material adverse effect on the Company's business. See "Business--Third Party Reimbursement and Cost Containment."

Uncertainty of Health Care Reform
---------------------------------

The levels of revenue and profitability of medical technology companies may be affected by the efforts of government and third party payors to contain or reduce the costs of health care through various means. In the United States there have been, and the Company expects that there will continue to be, a number of federal, state, and private proposals to control health care costs. These proposals may contain measures intended to control public and private spending on health care as well as to provide universal public access to the health care system. If enacted, these proposals may result in a substantial restructuring of the health care delivery system. Significant changes in the nation's health care system could have a substantial impact on the manner in which the Company conducts its business and could have a material adverse effect on the Company's business, financial condition and results of operations.

Possible Issuances of Preferred Stock; Certain Anti-Takeover Considerations
---------------------------------------------------------------------------

The Company's Articles of Incorporation authorize the Company's Board of Directors, without any action by its shareholders, to establish the rights and preferences of up to 5,000,000 shares of currently undesignated preferred stock. Such shares of preferred stock could possess voting and conversion rights which could adversely affect the voting power of the holders of the common stock and may have the effect of delaying, deferring or preventing a change in control of the Company. No shares of preferred stock or other senior equity securities are currently designated and there is no plan to designate or to issue any such securities.

The Company is also subject to certain "anti-takeover" provisions of the Minnesota Business Corporation Act. In addition, the Company has adopted a Shareholder Rights Plan (the "Rights Agreement") designed to protect the Company and its shareholders from unsolicited attempts to acquire the Company. These measures may, in certain circumstances, deter or discourage takeover attempts and other changes in control of the Company not approved by its Board of Directors, and may have a depressive effect on any market for the Company's stock. As a result, the Company's shareholders may lose opportunities to dispose of their shares at the higher prices typically available in takeover attempts or that may be available under a merger proposal. In addition, these measures may have the effect of permitting the Company's current directors to retain their positions and place them in a better position to resist changes that the Company's shareholders may wish to make if they are dissatisfied with the conduct of the Company's business.

Effects of Trading in the Over-the-Counter Market
-------------------------------------------------

The Company's common stock is traded in the over-the-counter market on the OTC Electronic Bulletin Board. Consequently, the liquidity of the Company's common stock may be impaired, not only in the number of shares that may be bought and sold, but also through delays in the timing of transactions, and coverage by security analysts and the news media may also be reduced. As a result, prices for shares of the Company's common stock may be lower than might otherwise prevail if the Company's common stock were traded on a national securities exchange or listed on the Nasdaq Stock Market. Further, the recent adoption of new eligibility standards and rules for broker dealers who make a market in shares listed on the OTC Electronic Bulletin Board may limit the number of brokers willing to make a market in the Company's common stock.

Limited Market For Securities
-----------------------------

There is a limited trading market for the Company's common stock, which is not listed on any national stock exchange or The Nasdaq Stock Market. The Company's securities are subject to the "penny stock rules" adopted pursuant to Section 15(g) of the Securities Exchange Act of 1934, which applies to non-Nasdaq companies whose common stock trades at less than $5 per share or has tangible net worth of less than $2,000,000. These "penny stock rules" require, among other things, that brokers who sell covered "penny stock" to persons other than "established customers" complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade "penny-stock" because of the requirements of the "penny stock rules" and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. There can be no assurance that an established trading market will develop, the current market will be maintained or a liquid market for the Company's common stock will be available in the future.

No Dividends
------------

The Company has not paid cash dividends on its common stock in the past and does not intend to do so in the foreseeable future. See "Dividend Policy."

Limitations on Director Liability
---------------------------------

The Company's Articles of Incorporation provide that a director of the Company shall not be personally liable to the Company or its shareholders for monetary damages for breach of fiduciary duty as a director, with certain exceptions. These provisions may discourage shareholders from bringing suit against a director for breach of fiduciary duty and may reduce the likelihood of derivative litigation brought by shareholders on behalf of the Company against a director. In addition, the Company's Bylaws provide for mandatory indemnification of directors and officers to the fullest extent permitted by Minnesota law.

Item 2. PROPERTIES

The Company's principal office is located in Plymouth, Minnesota, where the Company currently occupies approximately 24,000 square feet under a lease that expires July 31, 2005. Under certain conditions contained in the lease, the Company has the option to expand its facilities.

The Company considers its current facilities adequate for its current needs and believes that suitable additional space will be available as needed.

Item 3. LEGAL PROCEEDINGS

The Company is not engaged in any legal proceedings at this time.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There was no matter submitted to the vote of security holders during the fourth quarter of 1999.

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

                                                 High          Low
                                                -------      -------
          1999
          ----
          Fourth Quarter                        $5.3750      $3.2500
          Third Quarter                          8.3750       4.0000
          Second Quarter                         8.3750       2.8750
          First Quarter                          4.6250       1.5000

          1998
          ----
          Fourth Quarter                         2.1250       1.0625
          Third Quarter                          3.2188       1.1250
          Second Quarter                         3.2500       1.7500
          First Quarter                          2.3125       1.0000

          1997
          ----
          Fourth Quarter                         1.6875       1.1875
          Third Quarter                          2.1250       1.6250
          Second Quarter                         2.5000       1.5000
          (commencing May 14, 1997)

The Company has never paid or declared any cash dividends on its Common Stock and does not intend to pay dividends on its Common Stock in the near future. To date, the Company has incurred losses and presently expects to retain its future anticipated earnings to finance development and expansion of its business. As of February 29, 2000, there were approximately 4,200 beneficial owners and approximately 1,200 registered holders of record of the Company's Common Stock.

Item 6. SELECTED FINANCIAL DATA

The following selected financial data for each of the fiscal years in the five-year period ended December 31, 1999 is derived from the audited financial statements of the Company and the notes thereto. The information set forth below should be read in conjunction with the Company's financial statements, including the notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations," which are included elsewhere in this Annual Report on Form 10-K.

(In thousands, except per share data)

                                                                 For the Two
                                    For the Years Ended             Months         For the Years Ended
                                         or As of                Ended or As             or As of
                                        December 31,            of December 31,         October 31,
                               -----------------------------    ---------------    --------------------
                                1999       1998      1997(1)        1996(1)          1996(1)     1995(1)
                               -------    -------    -------    ---------------     ---------   --------
Statements of Operations:
Revenue                        $ 6,623    $ 4,527    $ 1,218       $    65           $   882     $2,894 (2)
Gross margin                     5,080      3,302        915            53               720      2,488 (2)

Operating expenses:
Selling, general and
   administrative                5,858      4,954      3,871           328             1,805        879
Research and development         2,525      1,815      2,255           333             1,460      1,357
                               -------    -------    -------       -------           -------     ------
Operating income (loss)         (3,303)    (3,467)    (5,211)         (608)           (2,545)       252 (2)

Net income (loss)              $(3,218)   $(3,209)   $(4,774)      $  (521)          $(2,546)    $  253
                               =======    =======    =======       =======           =======     ======
Net income (loss)
   per share - basic (3)       $ (0.64)   $ (0.66)   $ (1.00)      $ (0.11)          $ (0.54)    $ 0.07
                               =======    =======    =======       =======           =======     ======
Weighted average common shares
   outstanding - basic (3)       5,046      4,841      4,772         4,745             4,716      3,786
                               =======    =======    =======       =======           =======     ======
Net income (loss)
   per share - diluted (3)     $ (0.64)   $ (0.66)   $ (1.00)      $ (0.11)          $ (0.54)    $ 0.06
                               =======    =======    =======       =======           =======     ======
Weighted average common shares
   outstanding - diluted (3)     5,046      4,841      4,772         4,745             4,716      4,031
                               =======    =======    =======       =======           =======     ======
Balance Sheets:
Working capital (deficiency)   $ 5,409    $ 3,360    $ 6,415       $ 6,214           $  (258)    $(144)
Total assets                     8,666      5,938      8,296        10,493               943        739
Short and long-term debt            -          -          -             -                 -          -
Total equity                     6,098      4,134      7,253         9,720               174        321

(1) Reflects Vital Images' results as a wholly-owned subsidiary of Bio-Vascular from January 1995 through May 12, 1997. Vital Images was merged with Bio-Vascular in May 1994 in a transaction accounted for as a pooling-of-interests and subsequently spun-off as an independent, publicly-owned company in May 1997. Results of operations during the period from January 1995 through May 12, 1997 include allocations of certain general corporate expenses of Bio-Vascular.

(2) Includes $1,500 of one-time license fee revenue, which contributed $1,322 to gross margin and operating income.

(3) For periods after and including May 12, 1997, basic and diluted net loss per share is computed using the weighted average common shares outstanding during the period. Common share equivalents are not included in the net loss per share calculations since they are anti-dilutive.

     For periods prior May 12, 1997, the weighted average common shares outstanding used in the net income (loss) per share calculation is one-half of the weighted average of Bio-Vascular common shares outstanding based on the distribution of one share of the Company's common stock for each two shares of Bio-Vascular's common stock. To the extent the common share equivalents are dilutive, the weighted average common shares include one-half of Bio-Vascular's weighted average common share equivalents.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Vital Images develops, markets and supports medical visualization and analysis software for use primarily in clinical diagnosis, surgical planning and medical screening. The Company's software applies proprietary computer graphics and image processing technologies to a wide variety of data supplied by computed tomography ("CT") scanners, magnetic resonance ("MR") imaging devices and ultrasound scanning equipment. Vital Images' products allow clinicians to create both two- and three-dimensional views of human anatomy and to non-invasively navigate within these images to better visualize and understand internal structures and pathologies. The Company believes that its high-speed visualization technology and customized protocols cost-effectively bring 3D visualization and analysis into the routine, day-to-day practice of medicine. The Company, which operates in a single business segment, markets its products to healthcare providers and to manufacturers of diagnostic imaging systems through a direct sales force in the United States and independent distributors in international markets.

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

Revenue

Total revenue increased 46% to $6,623,000 in 1999 compared with $4,527,000 in 1998. Total revenue in 1998 increased 272% from total revenue of $1,218,000 in 1997. These increases were primarily the result of volume increases in shipments of Vitrea(R), the Company's flagship medical visualization and analysis software. Software and hardware revenue from the Vitrea platform totaled $5,143,000, or 78% of total revenue in 1999, compared with $3,234,000, or 71% of total revenue in 1998, and $404,000, or 33% of total revenue in 1997. Vitrea revenue increased 59% in 1999 compared with 1998 and 700% in 1998 compared with 1997. Vitrea was first released for sale to customers in October 1997. In addition, there were increases in maintenance and service revenue related to Vitrea sales in 1999 as compared with 1998 and from 1998 compared with 1997. Royalties received from the Company's license agreement with Paradigm Geophysical Corporation ("Paradigm") decreased in 1999 as compared to 1998 but increased in 1998 as compared with 1997. Revenue received under the license agreement with Paradigm was $462,000, $618,000 and $313,000 in 1999, 1998 and
1997, respectively. License fee revenue and maintenance revenue from VoxelView(R) software, the Company's product for the research market, was flat in 1999 as compared to 1998 and decreased in 1998 as compared to 1997.

Gross Margin

The gross margin percentage increased to 77% in 1999 from 73% in 1998 and 75% in 1997, primarily as a result of increasing the price of the Company's Vitrea system. The Vitrea system, consisting of Vitrea software and third-party hardware and peripherals, is designed to offer end users an integrated visualization and analysis system. The Company receives only a nominal discount in purchasing the third-party hardware and peripheral components of the Vitrea system, and the Company's gross margin on the resale of these system components approximates its discount. The Company anticipates that as hardware revenue related to the sale of Vitrea software continues to account for a significant proportion of the Company's total revenue, the overall gross margin percentage will approximate the results of 1999.

Sales and Marketing

Sales and marketing expenses were $3,886,000, or 59% of total revenue, $2,955,000, or 65% of total revenue, and $2,167,000, or 178% of total revenue, for 1999, 1998 and 1997, respectively. The increase from 1998 to 1999 was primarily due to increased compensation costs as a result of additional personnel and sales commissions. There were also increases in travel expenses as well as advertising and promotion expenses related to selling and promoting the Vitrea product. Depreciation expense also increased in 1999 as compared with 1998, primarily due to equipment purchases used for the additional personnel and equipment for tradeshows. The increase from 1997 to 1998 was primarily due to increased compensation costs as a result of increased sales commissions and additional personnel and increased travel expenses related to selling and promoting the Vitrea product The Company expects sales and marketing costs to increase in future periods primarily as a result of the cost of additional sales personnel.

Research and Development

Research and development expenses were up 39% to $2,525,000, or 38% of total revenue, in 1999 from $1,815,000, or 40% of total revenue, in 1998. The increase was primarily due to a decrease in reimbursement of $285,000 of engineering costs pursuant to a software development contract with ATL Ultrasound, Inc. ("ATL") and an increase in compensation and recruiting costs due to the hiring of additional personnel. There was also an increase in depreciation expense primarily the result of equipment purchases to support the additional personnel as well as to support the development of Vitrea2 for Windows NT(TM). Research and development expenses were $2,255,000, or 185% of total revenue, in 1997. The decrease in 1998 from the 1997 level was primarily due to reimbursement of $285,000 of engineering costs pursuant to the development contract with ATL, fewer software engineers and a decrease in travel expenses. The Company anticipates that research and development expenses will increase in future periods as additional releases of Vitrea software are developed.

General and Administrative

General and administrative expenses were $1,971,000, or 30% of total revenue, $1,999,000, or 44% of total revenue, and $1,703,000, or 140% of total revenue, in 1999, 1998, and 1997, respectively. The decrease from 1998 to 1999 was primarily due to the absence of costs in 1999 related to the resignation of the Company's former Chief Executive Officer and the decrease of expenses related to the closing of the Company's Iowa facility, primarily due to negotiating an early termination of the lease for that facility. These decreases were partially offset by increases in shareholder communications and compensation costs. The increase from 1997 to 1998 was due primarily to a charge of $180,000 in connection with the resignation of the Company's former Chief Executive Officer and expenses of $100,000 related to the planned closing of the Company's Iowa facility. In December 1998, the Company made a decision to consolidate its operations at its headquarters in Minnesota and close its facility in Iowa. In addition, compensation expense increased as a result of increased staffing and compensation costs for employees hired in 1997 that were present for all of 1998. Incremental costs associated with being an independent public company, including professional fees and shareholder reporting, also contributed to the increase. These increases were partially offset by a decrease of $441,000 related to stock-based compensation costs in 1997. The Company believes that general and administrative costs will increase in future periods primarily due to increased compensation expense for employees hired in 1999 that will be present for all of 2000 as well as additional costs related to the Company's new facility.

Results of Operations

The increasing revenues from Vitrea shipments net of the increased expenses attributable to the development of the Company's infrastructure and the development and promotion of the Vitrea product, resulted in an operating loss of $3,303,000 for 1999 compared with an operating loss of $3,467,000 for 1998 and an operating loss of $5,211,000 for 1997.

Interest Income

There was $91,000 of interest income for 1999, compared with $264,000 in 1998 and $443,000 in 1997. The decreases in interest income from 1997 to 1998 and from 1998 to 1999 were due to a lower balance of cash, cash equivalents and marketable securities throughout the year as a result of the use of cash to fund the Company's operations.

Income Taxes

The income tax provisions for 1999, 1998 and 1997 consist solely of certain state minimum fees. A valuation allowance has been established to completely reserve for the deferred tax assets of the Company. As a wholly-owned subsidiary of Bio-Vascular through May 11, 1997, the Company did not file separate federal income tax returns, but rather was included in the federal income tax returns filed by Bio-Vascular. For purposes of the Company's financial statements prior to the Distribution, the Company's allocated income tax provisions were based on the "separate return" method.

Liquidity and Capital Resources

As of December 31, 1999, the Company had $5,333,000 in cash and cash equivalents. The Company's working capital was $5,409,000 and the Company had no material borrowings. The Company has entered into a collateralized line of credit agreement with a bank for $950,000. Borrowings under the agreement are limited to the lower of $950,000 or the Company's borrowing base, which consists of a specified percentage of certain accounts receivable. The Company is also required to maintain a cash and cash equivalents balance of at least $1,000,000 at the lending bank. As of December 31, 1999, the Company has two outstanding letters of credit, totaling $350,000, collateralized by the line of credit and its available borrowings under the agreement were $600,000.

Cash used in operations increased to $3,064,000 for 1999 from $2,342,000 in 1998. For 1997, $4,075,000 was used in operations. Cash flows were used primarily to fund operating losses in each of the years 1999, 1998 and 1997, which were partially offset by non-cash expenses for depreciation and amortization and the provision for uncollectible accounts receivable in 1999, 1998 and 1997 and stock-based compensation in 1999 and 1997. Increases in accounts receivable decreased cash flows and increases in current liabilities increased cash flows in each of the years 1999, 1998 and 1997. Changes in deferred revenue resulted in increased cash flows in 1999 and 1998 and in decreased cash flows in 1997.

The increases in current liabilities in 1999, 1998 and 1997 were due primarily to increases in accounts payable and accrued payroll and other liabilities. The increases in accounts receivable and accounts payable were due primarily to volume increases in Vitrea sales and costs related thereto, respectively. The increase in accrued payroll and other liabilities in 1999 was primarily due to increases in accrued vacation, royalties and commissions, offset by a decrease in accrued bonuses. The increases in accrued payroll and other liabilities in

1998 and 1997 were due primarily to increases in bonuses, commissions and accrued vacation pay related to increases in employee headcount.

Net investing activities provided $1,474,000 and $3,555,000 of cash in 1999 and 1998, respectively, primarily due to the conversion of marketable securities into cash. In 1997, the Company used $3,776,000 in investing activities primarily due to the investment of cash in marketable securities. The Company added property and equipment of $512,000, $423,000 and $796,000 in 1999, 1998 and 1997, respectively, primarily for computer equipment to accommodate the increases in employee headcount in 1999, 1998 and 1997 and for telecommunications equipment to accommodate the Company's move into new facilities in 1997.

Cash provided by financing activities totaled $5,171,000, $91,000 and $1,818,000 in 1999, 1998 and 1997, respectively. A private placement of the Company's common stock and warrants completed by the Company in December 1999 was primarily responsible for the cash provided by financing activities in 1999. Net cash investments made by Bio-Vascular of $1,798,000 accounted for nearly all of the cash from financing activities in 1997. During 1999, 1998 and 1997, net cash of $426,000, $91,000 and $20,000, respectively, was provided by proceeds from the Company's stock option plans.

The Company has never paid or declared any cash dividend and does not intend to pay dividends in the near future. The Company has commitments for approximately $500,000 of capital expenditures related to the Company's new office facilities. See Note 6 to the financial statements, "Lease Commitments," for additional commitments and contingencies. The Company expects to use cash in the near term as it continues to develop the infrastructure to support its business and develop the market for its products.

If the Company's operations progress as anticipated, of which there can be no assurance, management believes that its cash, and cash equivalents and borrowings available under the credit agreement should be sufficient to satisfy its cash requirements for at least the next twelve months. The timing of the Company's future capital requirements, however, will depend on a number of factors, including the ability and willingness of physicians to use three-dimensional visualization and analysis software in clinical diagnosis, surgical planning, patient screening and other diagnosis and treatment protocols; the ability of the Company to successfully market its products; the ability of the Company to differentiate its volume rendering software from competing products employing surface rendering or other technologies; the ability of the Company to build an effective sales and distribution channel; the impact of competition in the medical visualization business; and the ability of the Company to enhance existing products and develop new products on a timely basis. To the extent that the Company's operations do not progress as anticipated, additional capital may be required sooner. There can be no assurance that any required additional capital will be available on acceptable terms or at all, and the failure to obtain any such capital would have a material adverse effect on the Company's business.

Year 2000

Many computer programs and embedded computer chips were unable to distinguish between the year 1900 and the year 2000. Therefore, some computer hardware and software needed to be modified prior to the year 2000 in order to remain functional. This is commonly known as the year 2000 ("Y2K") issue.

The Company has a formal program in place with an assigned year 2000 project team to ensure that its critical areas will operate normally at the turn of the century and beyond. Throughout 1999, the year 2000 project team determined areas where contingency planning was needed. The planning efforts included, but were not limited to, identification and mitigation of potential serious business interruptions and establishing crisis response processes to address unexpected problems.

Through the date of this filing, the Company has not experienced any significant Y2K issues. The Company will continue to monitor its Y2K status during the coming year and will devote the necessary resources to resolve all significant Y2K issues in a timely manner.

The costs incurred by the Company in addressing its Y2K readiness issues were primarily non-incremental compensation costs and were not material to the Company's operating results. The Company currently estimates that the total additional costs for addressing any Y2K readiness will not be material to the Company's operating results. These costs are being expensed as they are incurred.

The Company's statements regarding its year 2000 readiness are forward-looking statements and are, therefore, subject to change as a result of known and unknown factors. The Company's cost estimates could be influenced by the Company's ability to successfully identify all year 2000 issues, the nature and amount of remediation required, the availability and cost of trained personnel in this area and the year 2000 success that key third parties and customers attain. While these and other unforeseen factors could have a material adverse impact on the Company's financial position, results of operations or liquidity in future periods due to possible business disruptions caused by a lack of third party year 2000 readiness, management believes that it has implemented an effective year 2000 compliance program that will minimize the possible negative consequences to the Company.

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

Recent Accounting Pronouncements

In June 1998, The FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The new statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. SFAS No. 133, as amended by SFAS No. 137, is effective for the Company beginning January 1, 2001. The Company does not expect SFAS No. 133 to materially affect its financial position or results of operations.

In January 1999, the AICPA issued SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions," which will retain the limitations of SOP 97-2 on what constitutes vendor-specific objective evidence of fair value. SOP 98-9 will be effective for the Company for transactions entered into beginning January 1, 2000. The Company believes that its current revenue recognition policies and practices are consistent with the provisions of the new guidance.

Market Risk

The Company is exposed to market risk related to changes in the fair value of its financial instruments due to changes in interest rates. As of December 31, 1999, the Company did not own any financial instruments.

Forward-Looking Statements

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and information that are based on management's beliefs as well as on assumptions made by, and upon information currently available to, management. When used in this Annual Report on Form 10-K, the words "expect," "anticipate," "intend," "plan," "believe," "seek," and "estimate," or similar expressions are intended to identify such forward-looking statements. However, this Annual Report on Form 10-K also contains other forward-looking statements. Forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions, including, but not limited to, the following factors, which could cause the Company's future results and shareholder values to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company: the dependence on market growth of the industry in which the Company operates; the extent to which the Company's products gain market acceptance; the need for and availability of additional capital; the potential for litigation regarding patent and other intellectual property rights; the introduction of competitive products by others; dependence on major customers; fluctuations in quarterly results; the progress of product development; the availability of third party reimbursement; and the receipt and timing of regulatory approvals and other factors detailed from time to time in the Company's filings with the Securities and Exchange Commission, including those set forth under the heading "Important Factors" included in Item 1 of this Annual Report on Form 10-K.

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

         (a) Directors of the Registrant.

         The information under the caption "Election of Directors" in the Company's 2000 Proxy Statement is incorporated herein by reference.

         (b) Executive officers of the Registrant.

         Information concerning Executive Officers of the Company is included in this Report on page 15 under Item 1, "Executive Officers of the Registrant."

         (c) Compliance with 16(a) of the Securities Exchange Act of 1934.

         The information under the caption "Compliance with Section 16 (a)" in the Company's 2000 Proxy Statement is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION

         The information under the caption "Executive Compensation" and "Director Compensation" in the Company's 2000 Proxy Statement is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information under the caption "Beneficial Ownership of Common Stock" in the Company's 2000 Proxy Statement is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         There are no reportable transactions.

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a) (1) The following financial statements and supplemental schedule of Vital Images, Inc. and Report of Independent Accountants thereon are included herein:

                                                                            Page
                                                                            ----

         Report of Independent Accountants..................................35
         Balance Sheets as of December 31, 1999 and 1998....................36
         Statements of Operations for the years ended December 31,
           1999, 1998 and 1997..............................................37
         Statements of Shareholders' Equity for the years ended
           December 31, 1999, 1998 and 1997.................................38
         Statements of Cash Flows for the years ended December 31, 1999,
           1998 and 1997....................................................39
         Notes to Financial Statements......................................40

         Schedule II. Valuation and Qualifying Accounts.....................53

         (a) (2) Included in Item 14 (a) (1) above

         All other schedules to the financial statements required by Article 7 of Regulation S-X are not required under the related instructions or are inapplicable and therefore have been omitted.

         (a) (3) LISTING OF EXHIBITS

         The Exhibits required to be a part of this Report are listed in the Index to Exhibits which follows the Financial Statement Schedule on page 54.

         (b)  REPORTS ON FORM 8-K

         On December 27, 1999 the Company filed a report on Form 8-K relating to the completion of a private placement of an aggregate of 1,650,000 units (the "Units"), each Unit consisting of one share of the Company's common stock and a Redeemable Common Stock Purchase Warrant for the purchase of one share of the Company's common stock.

         (c)  EXHIBITS

         Included in Item 14 (a) (3) above.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Minneapolis, Minnesota, on the 21st day of March 2000.


                                       VITAL IMAGES, INC.

                                 By:   /s/ Gregory S. Furness
                                       ---------------------------------------
                                       Gregory S. Furness
                                       Chief Financial Officer and
                                          Vice President-Finance
                                          (Chief Accounting Officer)

Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.


Signature                            Title                                         Date

/s/Albert Emola                      President, Chief Executive Officer            March 21, 2000
--------------------------              and Director
Albert Emola                            (Principal Executive Officer)

/s/Gregory S. Furness                Chief Financial Officer,                      March 21, 2000
--------------------------              Vice President-Finance, Treasurer
Gregory S. Furness                      and Secretary
                                        (Chief Accounting Officer)

/s/Douglas M. Pihl                   Chairman of the Board and Director            March 21, 2000
--------------------------
Douglas M. Pihl

/s/Vincent J. Argiro                 Chief Technology Officer, Founder             March 21, 2000
--------------------------              and Director
Vincent J. Argiro

/s/James B. Hickey, Jr.              Director                                      March 21, 2000
--------------------------
James B. Hickey, Jr.

/s/Richard W. Perkins                Director                                      March 21, 2000
--------------------------
Richard W. Perkins

/s/Michael W. Vannier                Director                                      March 21, 2000
--------------------------
Michael W. Vannier

/s/Sven A. Wehrwein                  Director                                      March 21, 2000
--------------------------
Sven A. Wehrwein


                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Vital Images, Inc.:

In our opinion, the financial statements listed in the index appearing under
Item 14(a)(1) present fairly, in all material respects, the financial position of Vital Images, Inc. (the "Company") at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(1) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.






PricewaterhouseCoopers LLP
Minneapolis, Minnesota
February 11, 2000

VITAL IMAGES, INC.
BALANCE SHEETS

                                                                    As of December 31,
                                                               ----------------------------
                                                                   1999            1998
                                                               ------------    ------------
ASSETS
Current assets:
     Cash and cash equivalents                                 $  5,332,885    $  1,751,615
     Marketable securities                                             --         1,985,556
     Accounts receivable, net of allowance for doubtful
        accounts of $93,000 and $78,000 as of December 31, 1999
        and 1998, respectively                                    2,005,114       1,149,109
     Prepaid expenses and other current assets                      463,309         135,117
                                                               ------------    ------------
         Total current assets                                     7,801,308       5,021,397
Property and equipment, net                                         864,479         916,238
                                                               ------------    ------------

             TOTAL ASSETS                                      $  8,665,787    $  5,937,635
                                                               ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                          $    831,741    $    505,260
     Accrued payroll                                                539,977         587,261
     Deferred revenue                                               758,110         380,851
     Other current liabilities                                      262,183         188,381
                                                               ------------    ------------
         Total current liabilities                                2,392,011       1,661,753
Deferred revenue                                                    175,360         141,615
                                                               ------------    ------------
         Total liabilities                                        2,567,371       1,803,368

Commitments

Shareholders' equity:
     Preferred stock: $0.01 par value; 5,000,000 shares
        authorized; none issued or outstanding as of
        December 31, 1999 and 1998                                     --              --
     Common stock: $0.01 par value; 20,000,000 shares
        authorized; 6,695,867 and 4,870,497 shares issued and
        outstanding as of December 31, 1999 and 1998,
        respectively                                                 66,959          48,705
     Additional paid-in capital                                  23,260,227      18,096,707
     Accumulated deficit                                        (17,228,770)    (14,011,145)
                                                               ------------    ------------
         Total shareholders' equity                               6,098,416       4,134,267
                                                               ------------    ------------

             TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $  8,665,787    $  5,937,635
                                                               ============    ============

(The accompanying notes are an integral part of the financial statements.)

VITAL IMAGES, INC.
STATEMENTS OF OPERATIONS

                                              For the Years Ended December 31,
                                         -----------------------------------------
                                             1999           1998           1997
                                         -----------    -----------    -----------
Revenue:
     License fees                        $ 4,181,750    $ 2,734,783    $   751,810
     Maintenance and services                831,196        511,564        290,769
     Hardware                              1,610,414      1,281,004        175,592
                                         -----------    -----------    -----------
         Total revenue                     6,623,360      4,527,351      1,218,171

Cost of revenue:
     License fees                            139,025        147,387        143,135
     Maintenance and services                197,705        120,989          3,309
     Hardware                              1,206,846        956,767        157,032
                                         -----------    -----------    -----------
         Total cost of revenue             1,543,576      1,225,143        303,476

              Gross margin                 5,079,784      3,302,208        914,695

Operating expenses:
     Sales and marketing                   3,886,295      2,955,317      2,167,400
     Research and development              2,524,670      1,814,602      2,255,030
     General and administrative            1,971,435      1,999,141      1,703,024
                                         -----------    -----------    -----------
         Total operating expenses          8,382,400      6,769,060      6,125,454

              Operating loss              (3,302,616)    (3,466,852)    (5,210,759)

Interest income                               90,991        263,668        443,439
                                         -----------    -----------    -----------

Loss before income taxes                  (3,211,625)    (3,203,184)    (4,767,320)
Income taxes                                   6,000          6,265          6,500
                                         -----------    -----------    -----------

Net loss                                 $(3,217,625)   $(3,209,449)   $(4,773,820)
                                         ===========    ===========    ===========

Net loss per share - basic and diluted   $     (0.64)   $     (0.66)   $     (1.00)
                                         ===========    ===========    ===========

Weighted average common shares
   outstanding - basic and diluted         5,045,530      4,840,814      4,771,739
                                         ===========    ===========    ===========

(The accompanying notes are an integral part of the financial statements.)

VITAL IMAGES, INC.
STATEMENTS OF SHAREHOLDERS' EQUITY

                                                    Common Stock         Additional
                                               ----------------------      Paid-In       Deferred
                                                 Shares       Amount       Capital     Compensation
                                               ----------    --------    -----------   ------------
Balances as of December 31, 1996                    1,000    $     10    $13,003,047   $(440,834)
   Cancellation of common stock owned
    by Bio-Vascular                                (1,000)        (10)          --          --
   Contribution of capital from Bio-Vascular         --          --        1,797,814        --
   Issuance of common stock in connection
    with spin-off from Bio-Vascular             4,772,422      47,724      3,150,996        --
   Amortization of deferred compensation             --          --             --       440,834
   Cancellation of restricted stock                (2,565)        (25)            25        --
   Issuance of common stock under
    Employee Stock Purchase Plan                   15,776         158         20,490        --
   Issuance of common stock awards                 20,928         209         34,452        --
   Comprehensive income (loss):
      Net loss                                       --          --             --          --
      Change in unrealized loss
       on marketable securities                      --          --             --          --
   Total comprehensive income (loss)
                                               ----------    --------    -----------   ---------
Balances as of December 31, 1997                4,806,561      48,066     18,006,824        --
   Cancellation of restricted stock                (2,383)        (24)            24        --
   Issuance of common stock
    upon exercise of stock options                 41,925         419         57,391        --
   Issuance of common stock under
    Employee Stock Purchase Plan                   24,394         244         32,468        --
   Comprehensive income (loss):
      Net loss                                       --          --             --          --
   Total comprehensive income (loss)
                                               ----------    --------    -----------   ---------
Balances as of December 31, 1998                4,870,497      48,705     18,096,707        --
   Cancellation of restricted stock                (1,881)        (19)            19        --
   Stock-based compensation                          --          --           10,781        --
   Issuance of common stock upon
    exercise of stock options                     153,484       1,535        358,306        --
   Issuance of common stock under
    Employee Stock Purchase Plan                   23,767         238         66,407        --
   Issuance of common stock in
    connection with private placement,
    net of offering costs                       1,650,000      16,500      4,728,007        --
   Comprehensive income (loss):
    Net loss                                         --          --             --          --
   Total comprehensive income (loss)
                                               ----------    --------    -----------   ---------
Balances as of December 31, 1999                6,695,867    $ 66,959    $23,260,227   $    --
                                               ==========    ========    ===========   =========

                                                   Net                       Accumulated
                                               Investment                       Other          Total
                                                 by Bio-      Accumulated   Comprehensive   Shareholders'
                                                 Vascular        Deficit    Income (Loss)      Equity
                                               -----------    ------------  -------------   -------------
Balances as of December 31, 1996               $ 3,198,710    $ (6,027,876)   $(13,125)     $9,719,932
   Cancellation of common stock owned
    by Bio-Vascular                                     10            --          --              --
   Contribution of capital from Bio-Vascular          --              --          --         1,797,814
   Issuance of common stock in connection
    with spin-off from Bio-Vascular             (3,198,720)           --          --              --
   Amortization of deferred compensation              --              --          --           440,834
   Cancellation of restricted stock                   --              --          --              --
   Issuance of common stock under
    Employee Stock Purchase Plan                      --              --          --            20,648
   Issuance of common stock awards                    --              --          --            34,661
   Comprehensive income (loss):
      Net loss                                        --        (4,773,820)       --
      Change in unrealized loss
       on marketable securities                       --              --        13,125
   Total comprehensive income (loss)                                                        (4,760,695)
                                               -----------    ------------    --------      ----------
Balances as of December 31, 1997                      --       (10,801,696)       --         7,253,194
   Cancellation of restricted stock                   --              --          --              --
   Issuance of common stock
    upon exercise of stock options                    --              --          --            57,810
   Issuance of common stock under
    Employee Stock Purchase Plan                      --              --          --            32,712
   Comprehensive income (loss):
      Net loss                                        --        (3,209,449)       --
   Total comprehensive income (loss)                                                        (3,209,449)
                                               -----------    ------------    --------      ----------
Balances as of December 31, 1998                      --       (14,011,145)       --         4,134,267
   Cancellation of restricted stock                   --              --          --              --
   Stock-based compensation                           --              --          --            10,781
   Issuance of common stock upon
    exercise of stock options                         --              --          --           359,841
   Issuance of common stock under
    Employee Stock Purchase Plan                      --              --          --            66,645
   Issuance of common stock in
    connection with private placement,
    net of offering costs                             --              --          --         4,744,507
   Comprehensive income (loss):
    Net loss                                          --        (3,217,625)       --
   Total comprehensive income (loss)                                                        (3,217,625)
                                               -----------    ------------    --------      ----------
Balances as of December 31, 1999               $      --      $(17,228,770)   $   --        $6,098,416
                                               ===========    ============    ========      ==========


(The accompanying notes are an integral part of the financial statements.)

VITAL IMAGES, INC.
STATEMENTS OF CASH FLOWS

                                                           For the Years Ended December 31,
                                                      ------------------------------------------
                                                         1999            1998           1997
                                                      -----------    ------------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                         $(3,217,625)   $ (3,209,449)   $(4,773,820)
     Adjustments to reconcile net loss to net cash
        used in operating activities:
         Depreciation and amortization                    563,420         504,949        511,085
         Stock-based compensation                          10,781            --          475,495
         Provision for uncollectible accounts
            receivable                                     15,000          52,313         12,452
         Other                                               --            40,267           --
         Changes in operating assets and
            liabilities:
             Accounts receivable                         (871,005)       (620,292)      (504,218)
             Prepaid expenses and other current
                assets                                   (328,192)        129,709        (65,511)
             Accounts payable                             326,481         301,681        116,049
             Deferred revenue                             411,004         109,803        (84,197)
             Accrued payroll and other liabilities         26,518         349,067        237,816
                                                      -----------    ------------    -----------
                Net cash used in operating
                   activities                          (3,063,618)     (2,341,952)    (4,074,849)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property and equipment                 (511,661)       (423,240)      (795,828)
     Increase in other assets                                --              --          (17,011)
     Investments in marketable securities              (1,014,444)     (9,522,092)    (9,826,875)
     Maturities of marketable securities                3,000,000      13,500,000      6,863,411
                                                      -----------    ------------    -----------
                Net cash provided by (used in)
                   investing activities                 1,473,895       3,554,668     (3,776,303)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from private placement                4,744,507            --             --
     Net investment by Bio-Vascular                          --              --        1,797,814
     Purchases of common stock under
        stock option plans                                426,486          90,522         20,648
                                                      -----------    ------------    -----------
                Net cash provided by financing
                   activities                           5,170,993          90,522      1,818,462

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                     3,581,270       1,303,238     (6,032,690)

CASH AND CASH EQUIVALENTS,
   BEGINNING OF YEAR                                    1,751,615         448,377      6,481,067
                                                      -----------    ------------    -----------

CASH AND CASH EQUIVALENTS, END OF
   YEAR                                               $ 5,332,885    $  1,751,615    $   448,377
                                                      ===========    ============    ===========

(The accompanying notes are an integral part of the financial statements.)

VITAL IMAGES, INC.
NOTES TO FINANCIAL STATEMENTS

(1) Business Description, Background and Basis of Presentation

   Business Description

Vital Images, Inc. (the "Company" or "Vital Images") develops, markets and supports visualization and analysis software for use primarily in clinical diagnosis, surgical planning and medical screening. The Company's software applies proprietary computer graphics and image processing technologies to a wide variety of data supplied by computed tomography, magnetic resonance imaging devices and ultrasound scanning equipment. Vital Images' products allow clinicians to create both two- and three-dimensional views of human anatomy and to non-invasively navigate within these images to better visualize and understand internal structures and pathologies. The Company believes that its high-speed visualization technology and customized protocols cost-effectively bring 3D visualization and analysis into the routine, day-to-day practice of medicine. The Company, which operates in a single business segment, markets its products to healthcare providers and to manufacturers of diagnostic imaging systems through a direct sales force in the United States and independent distributors in international markets.

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

   Basis of Presentation

The financial statements for periods subsequent to May 11, 1997 reflect the assets, liabilities, shareholders' equity, revenues and expenses of the Company on a stand-alone basis. The financial statements for periods prior to May 12, 1997 reflect the assets, liabilities, equity, revenues and expenses of the Company as it was operated as a wholly-owned subsidiary of Bio-Vascular. Prior to May 12, 1997, the Statements of Operations include an allocation of certain general corporate expenses of Bio-Vascular for administration, accounting, finance, human resources and regulatory functions. These allocations were based on estimates of personnel time and effort spent on the Company. Management believes these allocations were made on a reasonable basis. Corporate overhead allocations were $77,000 for the year ended December 31, 1997.

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

   Concentration of Credit Risk

Cash is held primarily by one financial institution. Cash equivalents and marketable securities are invested in money market accounts and a limited number of corporate bonds. The Company's customer base is generally concentrated with a small base of customers. The Company reviews the creditworthiness of its customers prior to product shipment and generally does not require collateral.

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

   Revenue Recognition

The Company recognizes revenue in accordance with AICPA Statement of Position ("SOP") 97-2, "Software Revenue Recognition," as amended by SOP 98-4. Revenue is derived from the licensing of computer software, sales of system hardware, maintenance and from services consisting of installation, training and consulting services.

In software arrangements that include the rights to multiple software products, system hardware, specified upgrades, maintenance or services, the Company allocates the total arrangement fee among each deliverable based on the relative fair value of each of the deliverables determined based on vendor-specific objective evidence.

Revenue from license fees is recognized when persuasive evidence of an agreement exists, shipment of the product has occurred, no significant Company obligations with regard to implementation remain, the fee is fixed or determinable and collection is probable. Revenue allocable to maintenance is recognized on a straight-line basis over the periods in which it is provided. The Company evaluates arrangements that include services to determine whether those services are essential to the functionality of other elements of the arrangement. Currently, the Company does not consider its services to be essential, and accordingly, revenue allocable to the services is recognized as the services are performed. Hardware revenue is recognized upon shipment.

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

As a wholly-owned subsidiary of Bio-Vascular through May 11, 1997, the Company did not file separate federal income tax returns, but rather was included in the federal income tax returns filed by Bio-Vascular. The Company's allocated income tax provision for the period from January 1, 1997 through May 11, 1997 is based on the "separate return" method and consist solely of certain state minimum fees.

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

   Stock-Based Compensation

Statement of Financial Accounting Standards ("SFAS") No. 123 Accounting for Stock-Based Compensation, encourages but does not require companies to record compensation cost for stock-based compensation awards at fair value. The Company has chosen to continue to account for stock options using the intrinsic value method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation cost for stock options granted is measured as the excess, if any, of the value of the Company's stock as of the date of the grant over option exercise price. Such compensation cost is amortized on a straight-line basis over the underlying vesting term of the option. The Company complies with the disclosure provisions of SFAS No. 123.

   Recent Accounting Pronouncements

In June 1998, The FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The new statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. SFAS No. 133, as amended by SFAS No. 137, is effective for the Company beginning January 1, 2001. The Company does not expect SFAS No. 133 to materially affect its financial position or results of operations.

In January 1999, the AICPA issued SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions," which will retain the limitations of SOP 97-2 on what constitutes vendor-specific objective evidence of fair value. SOP 98-9 will be effective for the Company for transactions entered into beginning January 1, 2000. The Company believes that its current revenue recognition policies and practices are consistent with the provisions of the new guidance.

VITAL IMAGES, INC.
NOTES TO FINANCIAL STATEMENTS


(3) Supplemental Financial Statement Information

   Cash and Cash Equivalents and Marketable Securities

                                                        December 31,
                                               ------------------------------
                                                   1999               1998
                                               ------------       -----------
Cash and cash equivalents:
   Cash                                        $         -        $   201,217
   Corporate debt securities                             -            999,167
   Money market funds                             5,332,885           551,231
                                               ------------       -----------
     Cash and cash equivalents                 $  5,332,885       $ 1,751,615
                                               ============       ===========

Marketable securities:
   Corporate debt securities                   $         -        $ 1,985,556
                                                -----------       -----------
     Marketable securities                     $         -        $ 1,985,556
                                               ============       ===========

Cost approximates market for all classifications of financial instruments. Realized gains and losses were not significant for the years ended December 31, 1999, 1998 and 1997.

   Property and Equipment

                                                          December 31,
                                                   ----------------------------
                                                      1999              1998
                                                   -----------      -----------

  Furniture and fixtures                           $   188,958      $   203,229
  Equipment                                          2,122,651        1,708,556
  Computer software                                    316,274          242,117
  Leasehold improvements                                    -            23,048
                                                   -----------      -----------
     Total property and equipment                    2,627,883        2,176,950
  Less accumulated depreciation and amortization    (1,763,404)      (1,260,712)
                                                   ------------     ------------
     Property and equipment, net                   $   864,479      $   916,238
                                                   ===========      ===========

VITAL IMAGES, INC.
NOTES TO FINANCIAL STATEMENTS


(4) Line of Credit

In March 1999, the Company obtained a credit agreement with a bank for a short-term line of credit for borrowings up to $950,000. Borrowings under the line of credit agreement bear interest at one-half percent over the prime rate as printed in the Wall Street Journal (8.50% as of December 31, 1999). Borrowings under the agreement are limited to the lower of $950,000 or the Company's borrowing base, which consists of a specified percentage of certain accounts receivable. Borrowings under the agreement are collateralized by substantially all of the Company's assets. The line of credit agreement is renewable on an annual basis and contains certain restrictive covenants which, among other things, require the Company to maintain a net worth of at least $2,000,000 and cash and cash equivalents of at least $1,000,000 at the lending bank. As of December 31, 1999, the Company has two outstanding letters of credit, totaling $350,000, collateralized by the line of credit. There were no actual amounts outstanding under the credit agreement as of December 31, 1999 and the available borrowings were $600,000.

(5) Deferred Revenue

Deferred revenue consists of deferred licensing and maintenance revenue and also includes amounts received from ATL Ultrasound, Inc. ("ATL") in August 1996 to enter into an exclusive development agreement with the Company. The agreement with ATL is a five-year agreement to co-develop the Company's 3D volume rendering technology for use in ATL's ultrasound imaging systems. The contract fee revenue of $300,000 received in 1996 from ATL is being amortized on a straight-line basis over the five-year term of the agreement.

(6) Lease Commitments

The Company leases office facilities under a non-cancelable operating lease in Minneapolis, Minnesota expiring February 9, 2000. Under the terms of the lease the Company is also required to contribute to the cost of certain operating expenses. Total rent expense, including charges for monthly operating costs, was $417,000, $368,000 and $234,000 for the years ended December 31, 1999, 1998 and
1997, respectively.

In October 1999, the Company entered into a non-cancelable office facilities lease in Plymouth, Minnesota commencing on February 1, 2000 and expiring on July 31, 2005. Under the terms of the lease the Company is also required to contribute to the cost of certain operating costs.

Scheduled minimum lease payments for the next five years are approximately as follows:

                   Year Ending
                   December 31,
                   ------------
                       2000             $     310,000
                       2001                   330,000
                       2002                   330,000
                       2003                   347,000
                       2004                   349,000
                                        -------------
                      Total             $   1,666,000
                                        =============

VITAL IMAGES, INC.
NOTES TO FINANCIAL STATEMENTS


(7) Shareholders' Equity

   Change in Authorized Shares

Prior to the Distribution, Bio-Vascular, the Company's sole shareholder, approved an increase in the number of authorized shares of capital stock from 1,000 shares to 25,000,000 shares and the reservation of 5,000,000 of such shares as undesignated preferred stock, having such rights, preferences and designations as determined by the Board of Directors. As a result, the Company's authorized capital stock as of December 31, 1999 consists of 20,000,000 shares of common stock and 5,000,000 shares of preferred stock.


   Rights Plan

In April 1997, the Company declared a dividend distribution of one Preferred Stock Purchase Right for each outstanding share of the Company's common stock (the "Rights"). With certain exceptions, the Rights become exercisable only in the event that (i) an acquiring party accumulates 15% or more of the Company's common stock, (ii) a party announces an offer to acquire 15% or more of the Company's common stock, or (iii) the acquisition of a substantial amount of the Company's common stock by a person whom the Board of Directors has determined is an Adverse Person as defined in the underlying Rights Agreement. Each Right entitles the holder to purchase one-thousandth of a share of the Company's Series A Junior Preferred Stock at a price of $20.00 (the "Exercise Price"). If a person or group becomes the beneficial owner of 15% or more of the Company's common stock or the Board of Directors determines that a person is an Adverse Person, each holder of a Right shall thereafter have the right to receive preferred stock having a fair market value equal to two times the Exercise Price. Upon the occurrence of certain mergers, combinations or acquisitions of the Company's assets, each holder of a Right shall thereafter have the right to receive that number of shares of common stock of the acquiring company which equals the Exercise Price of the Right divided by one-half of the current market price of such common stock as of the date of the occurrence of the event. The Company is generally entitled to redeem the Right at $.001 per Right at any time until ten days following the acquisition of 15% or more of the Company's common stock or ten days after the point at which the Company's Board of Directors determines that a person is an Adverse Person, as defined by the Rights Agreement. The Rights expire on April 30, 2007, if not previously redeemed or exercised.


   Restricted Stock

Under certain compensation agreements, an arrangement which provides for awards of restricted common stock to key management was adopted by Bio-Vascular in 1992. Pursuant to the agreement governing the Company's spin-off from Bio-Vascular (the "Distribution Agreement"), Vital Images assumed its proportionate share of obligations represented by such restricted shares such that 25,375 restricted shares were issued by the Company on the Distribution Date in connection with the spin-off from Bio-Vascular. As of December 31, 1999, 1,224 shares of restricted stock, generally vesting over a remaining period of one to two years, remain unearned by certain key Bio-Vascular employees.

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

In May 1997, Bio-Vascular, as the sole shareholder of the Company, approved and adopted the Vital Images, Inc. 1997 Stock Option and Incentive Plan (the "Stock Option Plan"), which became effective on the Distribution Date. Under the terms of the plan, the Board of Directors may grant options and other stock-based awards to key employees to purchase shares of the Company's common stock at an option exercise price equal to or greater than 85% of the fair market value on the date of grant. The options are exercisable at such times, in installments or otherwise, as the Board of Directors may determine. Generally, these options are incentive stock options with a term of eight years and are exercisable to 28% of the total grant one year after the date of grant and 2% per month thereafter. In May 1999, the shareholders of the Company approved an increase of 500,000 common shares, bringing the total number of shares of common stock that may be issued or awarded under the Stock Option Plan to 1,425,000. As of December 31, 1999, there are 253,746 shares available for grant under the Stock Option Plan.

Also in May 1997, Bio-Vascular, as the sole shareholder of the Company, approved and adopted the Vital Images, Inc. 1997 Director Stock Option Plan (the "Director Plan") (together with the Stock Option Plan, the "1997 Plans"), which became effective on the Distribution Date. The Director Plan provides non-employee directors with automatic grants of stock options, and allows the Board of Directors to make additional discretionary option grants to any or all directors. Options that are granted under the Director Plan are generally granted with an option price equal to the fair market value on the date of grant, with a term of eight years, are non-qualified options and become exercisable in three equal annual installments beginning on the first occurring December 31 after the date of grant. In May 1999, the shareholders of the Company approved an increase of 105,000 common shares, bringing the total number of shares of common stock that may be issued or awarded under the Director Plan to 210,000. As of December 31, 1999, there are 115,000 shares available for grant under the Director Plan.

Certain non-plan options were granted to certain officers of the Company in 1998 and 1999. In February 1998, the Company reserved and granted 300,000 non-qualified, non-plan options to an officer of the Company. These non-plan options have a term of eight years, vest over a two year period and were granted at exercise prices at least equal to fair market value of the Company's common stock on the date of grant. In December 1999, 100,000 of these non-plan options were cancelled. In December 1999, the Company reserved an additional 75,000 and granted an additional 175,000 non-qualified, non-plan options to another officer of the

VITAL IMAGES, INC.
NOTES TO FINANCIAL STATEMENTS


Company. These non-plan options have a term of eight years and are exercisable to 28% of the total grant one year after the date of grant and 2% per month thereafter.

The following table summarizes stock option activity for 1999, 1998 and 1997:

                                                               Weighted-Average
                                                                   Exercise
                                                  Shares Under     Price Per
                                                     Option         Share
                                                   ----------  ----------------

    Total outstanding as of December 31, 1996            --          --

    Mirror Options granted                            608,534       $2.85
    Options granted                                   482,268        2.34
    Options exercised                                    --          --
    Options canceled                                 (143,784)       2.40
                                                   ----------       -----
    Total outstanding as of December 31, 1997         947,018        2.66

    Options granted                                   731,000        2.06
    Options exercised                                 (41,925)       1.38
    Options canceled                                 (195,775)       2.30
                                                   ----------       -----
    Total outstanding as of December 31, 1998       1,440,318        2.44

    Options granted                                   693,750        4.22
    Options exercised                                (153,484)       2.34
    Options canceled                                 (169,674)       3.60
                                                   ----------       -----
    Total outstanding as of December 31, 1999       1,810,910       $3.02
                                                   ==========       =====

    Options exercisable as of:

    December 31, 1997                                 437,583       $2.86
    December 31, 1998                                 654,850       $2.59
    December 31, 1999                                 847,640       $2.41


Various price ranges and weighted average information for options outstanding as of December 31, 1999 are as follows:

                                       Outstanding Options                             Exercisable Options
-------------------      -------------------------------------------------     ------------------------------------

                             Number          Weighted         Weighted            Number              Weighted
     Range of             Outstanding        Average          Average         Exercisable as           Average
 Exercise Prices         as of Dec 31,      Remaining      Exercise Price       of Dec 31,          Exercise Price
                              1999       Contractual Life                         1999
-------------------------------------------------------------------------------------------------------------------
   $0.96 - 1.83              341,570        5.65 years          $1.27            235,840               $1.24
   1.88 - 2.31               278,165        5.81 years           2.22            194,125                2.20
   2.38 - 3.05               371,866        5.36 years           2.44            280,467                2.44
   3.21 - 4.64               460,063        7.31 years           3.89            120,712                4.51
   4.72 - 6.27               359,246        7.18 years           4.80             16,496                5.84
                         -----------                                            --------
                           1,810,910                                             847,640
                         ===========                                             =======

VITAL IMAGES, INC.
NOTES TO FINANCIAL STATEMENTS

   Employee Stock Purchase Plan

The 1997 Employee Stock Purchase Plan (the "ESPP") was approved and adopted by Bio-Vascular, as the sole shareholder of the Company, in May 1997. The ESPP, which became effective on July 1, 1997, enables eligible employees to purchase the Company's common stock at 85% of the fair market value of the stock on the date an offering commences or on the date an offering terminates, whichever is lower. The ESPP covers an aggregate of up to 250,000 shares of common stock that can be issued and sold to participating employees of the Company through a series of three-month offerings, beginning July 1, 1997. The ESPP covers substantially all employees, subject to certain limitations. Each employee may elect to have up to 10% of his or her base pay withheld and applied toward the purchase of shares in each such offering. Purchases under the ESPP for 1999 were 23,767 shares generating proceeds to the Company of $66,645 at an average purchase price of $2.80; for 1998 there were 24,394 shares purchased, generating proceeds to the Company of $32,712 at an average purchase price of $1.34; and for 1997 there were 15,776 shares purchased, generating proceeds to the Company of $20,648 at an average purchase price of $1.31. As of December 31, 1999, there are 186,063 shares of common stock reserved for purchases under the ESPP.

   Stock-Based Compensation

If compensation cost for the Mirror Options, the ESPP, the Stock Option Plan, the Director Plan and the non-plan options been determined based on the fair value on the grant dates for awards in 1999, 1998 and 1997 consistent with the provisions of SFAS No. 123, the Company's net loss and net loss per share for 1999, 1998 and 1997 would have been increased to the pro forma amounts indicated below:

                                                 For the Years Ended December 31,
                                           ---------------------------------------------
                                              1999            1998             1997
                                           ------------    ------------     ------------
     Net loss                 As reported  $(3,217,625)    $(3,209,449)     $(4,773,820)
                              Pro forma    $(3,745,000)    $(3,647,000)     $(5,009,000)

     Net loss per share -     As reported      $ (0.64)        $ (0.66)         $ (1.00)
         basic and diluted    Pro forma        $ (0.74)        $ (0.75)         $ (1.05)

The weighted average fair values of options granted were:

     Options under the 1997 Plans                $3.47           $1.28            $1.44
     Options under ESPP                          $0.50           $0.24            $0.26
     Non-plan options                            $2.80           $0.60            $   -
     Mirror Options                              $   -           $   -            $1.21


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

                                     For the Years Ended December 31,
                                 ----------------------------------------
                                     1999         1998            1997
                                  ----------    ----------     ----------
     Expected option life          6.0 years     5.2 years      4.4 years
     Expected volatility factor   91.7%         88.7%          60.1%
     Expected dividend yield       0%            0%             0%
     Risk-free interest rate       5.97%         5.53%          6.42%

VITAL IMAGES, INC.
NOTES TO FINANCIAL STATEMENTS


The pro forma effects on the net losses for 1999, 1998 and 1997 are not necessarily representative of the pro forma effect that may occur on the net income (loss) of future periods.

   Warrants

In December 1999, the Company completed a private placement of 1,650,000 units at $3.25 per unit. Each unit consisted of one share of the Company's common stock and a redeemable, five-year warrant to purchase an additional share of common stock at $3.75 per share. The warrants are immediately exercisable and expire in December 2004. The warrants may be redeemed by the Company at any time before December 2004 at a redemption price of $.01 per warrant, upon notice of such redemption, provided that (i) the closing bid price of the Company's common stock exceeds $5.75 per share for any thirty consecutive trading days prior to such notice and (ii) a registration statement covering the resale of the warrant shares has been filed by the Company with the Securities and Exchange Commission and is effective as of the date of such notice.

The Company also issued warrants to the underwriter in the private placement to purchase 163,651 shares of the Company's common stock at $3.25 per share. The warrants are immediately exercisable and expire in December 2004.

None of the warrants have been exercised as of December 31, 1999.

(8) Income Taxes

The income tax provision for each of the periods presented represents state minimum taxes. As of December 31, 1999, the Company has net operating loss carryforwards of approximately $14,121,000 for federal income tax reporting purposes and unused research and development credits of approximately $542,000, which expire in varying amounts from 2004 to 2019. For financial reporting purposes, a valuation allowance has been established to completely reserve for the Company's deferred tax assets related to those carryforwards.

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

The significant components of the Company's tax-effected net deferred tax assets, based on an assumed effective tax rate of 40%, are:

                                                                      December 31,
                                                              -----------------------------
                                                                 1999               1998
                                                              -----------       -----------
      Net operating loss carryforwards                        $ 5,649,000       $ 4,309,000
      Research and development tax credit carryforwards           542,000           437,000
      Deferred compensation                                       230,000           230,000
      Other, net                                                  226,000           159,000
                                                              -----------       -----------
      Net deferred tax assets before valuation allowance        6,647,000         5,135,000
      Less valuation allowance                                 (6,647,000)       (5,135,000)
                                                              -----------       -----------
      Net deferred tax assets                                 $         -       $         -
                                                              ===========       ===========

VITAL IMAGES, INC.
NOTES TO FINANCIAL STATEMENTS


(9) Major Customers and Geographic Data

                                    Significant                          Percentage of
                                     Customer             Revenue        Total Revenue
                                  ---------------       -----------      -------------
Year ended December 31, 1999      Toshiba America       $ 1,377,000          21%
                                  Medical Systems

Year ended December 31, 1998      Toshiba America       $ 1,020,000          23%
                                  Medical Systems

                                  Paradigm              $   618,000          14%
                                  Geophysical
                                  Corporation

Year ended December 31, 1997      Paradigm              $   313,000          26%
                                  Geophysical
                                  Corporation


In August 1995, the Company entered into a source code license agreement with Paradigm Geophysical Corporation ("Paradigm") granting Paradigm a worldwide, exclusive license for use in oil and gas exploration applications. Under the agreement, Paradigm became both the exclusive developer and marketer of VoxelGeo(R). The Company receives royalty payments based upon cash collections from sales of VoxelGeo software by Paradigm. These royalty payments will cease on January 1, 2001 or when the aggregate amount of royalties received equals $2,000,000, whichever occurs earlier. During 1999, the Company received royalty payments of $462,000. Through December 31, 1999, aggregate royalty payments received by the Company under this license agreement totaled $1,393,000.

The Company's accounts receivable is generally concentrated with a small base of customers. As of December 31, 1999, two customers, each accounting for more than 10% of accounts receivable, accounted for 28% of accounts receivable, while as of December 31, 1998, two customers, each accounting for more than 10% of accounts receivable, accounted for 22% of accounts receivable.

Export revenue accounted for 8%, 7% and 18% of total revenue for the years ended December 31, 1999, 1998 and 1997, respectively. Substantially all of the Company's export sales are negotiated, invoiced and paid in U.S. dollars.

VITAL IMAGES, INC.
NOTES TO FINANCIAL STATEMENTS


Export sales by geographic area are summarized as follows:

                                    For the Years Ended December 31,
                               -------------------------------------------
                                  1999             1998            1997
                               ----------       ----------      ----------

Europe                         $  312,000       $  222,000      $  146,000
Asia and Pacific Region           133,000           77,000          45,000
Canada, Mexico and others          64,000            8,000          26,000

(10) Employee Benefit Plan

During 1997, the Company adopted the Vital Images, Inc. Salary Savings Plan (the "Plan"), which is intended to qualify under Section 401(k) of the Internal Revenue Code, as amended. The Plan covers substantially all employees. Each employee may elect to contribute to the Plan through payroll deductions of up to 25% of his or her salary, subject to certain limitations. At the discretion of the Board of Directors, the Company may make matching contributions equal to a percentage of the salary reduction contributions or other discretionary amounts. There were no contributions to the Plan by the Company in 1999, 1998 or 1997.

                                   SCHEDULE II


Vital Images, Inc.
Valuation and Qualifying Accounts

                                    Balance as of  Charges to               Balance
                                      Beginning     Cost and               as of End
Description                           of Period     Expenses   Deductions  of Period
--------------------------------    -------------  ----------  ----------  ---------
Allowance for doubtful accounts:

   Year ended December 31, 1999         $78,000      $15,000     $  -       $93,000
                                        =======      =======     =======    =======

   Year ended December 31, 1998         $40,000      $52,313     $14,313    $78,000
                                        =======      =======     =======    =======

   Year ended December 31, 1997         $49,500      $12,452     $21,952    $40,000
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

  10.13 License Agreement dated August 25, 1995 between the Company and Paradigm Geophysical Corporation (formerly CogniSeis Development, Inc.) (incorporated by reference to Exhibit 10.14 to the Company's registration statement on Form 10 (File No. 0-22229)).

  10.14 Lease agreement dated May 14, 1993, as amended April 15, 1997, between Vital Images, Inc. and Douglas Green IRA Trust (incorporated by reference to Exhibit 10.15 to the Company's registration statement on Form 10 (File No. 0-22229)).

  10.15 Lease Agreement dated January 31, 1997 between ACKY - 3100 Lake Limited Partnership and the Company (incorporated by reference to Exhibit 10.16 to the Company's registration statement on Form 10 (File No. 0-22229)).

  10.16     Form of Change in Control Agreement between the Company and Andrew
            M. Weiss, Vincent J. Argiro, Ph.D., David A. Davis, Gregory S. Furness and Jay D. Miller (incorporated by reference to Exhibit
            10.17 to the Company's registration statement on Form 10 (File No. 0-22229)).

  10.17 Joint Development Agreement dated August 14, 1996 between the Company and ATL Ultrasound, Inc.* (incorporated by reference to
            Exhibit 10.18 to the Company's registration statement on Form 10 (File No. 0-22229)).

  10.18 Sales and Marketing Agreement dated August 14, 1996 between the Company and ATL Ultrasound, Inc.* (incorporated by reference to
            Exhibit 10.19 to the Company's registration statement on Form 10 (File No. 0-22229)).

  10.19 Software License Agreement dated August 1, 1997 between the Company and Duke University (incorporated by reference to Exhibit
            10.20 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 0-22229)).

  10.20 Severance Agreement dated February 13, 1998 between the Company and Mr. Weiss (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 0-22229)).

  10.21 Employment Agreement dated February 1, 1998 between the Company and Douglas M. Pihl (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 0-22229)).

  10.22 Non-qualified Stock Option Agreement dated February 24, 1998 between the Company and Douglas M. Pihl (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 0-22229)).

  10.23 Loan Agreement dated March 19, 1999 between the Company and Riverside Bank (incorporated by reference to Exhibit 10.24 to the Company's Form 10-Q for the quarter ended March 31, 1999 (File No. 0-22229)).

  10.24 Promissory Note dated March 19, 1999 between the Company and Riverside Bank (incorporated by reference to Exhibit 10.25 to the Company's Form 10-Q for the quarter ended March 31, 1999 (File No. 0-22229)).

  10.25 Commercial Security Agreement dated March 19, 1999 between the Company and Riverside Bank (incorporated by reference to Exhibit
            10.26 to the Company's Form 10-Q for the quarter ended March 31, 1999 (File No. 0-22229)).

  10.26 Lease agreement dated October 19, 1999 between St. Paul Properties, Inc. and the Company (incorporated by reference to Exhibit 10.27 to the Company's Form 10-Q for the quarter ended September 30, 1999 (File No. 0-22229)).

  23.1 Consent of PricewaterhouseCoopers LLP (filed herewith electronically).

  27.1      Financial Data Schedule (filed herewith electronically).

  * Portions of such exhibit are subject to a request for confidential treatment filed with the Commission by the Registrant.