Form 10-Q
period 2000-03-31
VITAL IMAGES INC
filed 2000-05-10
CIK 912888

--------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

--------------------------------------------------------------------------------


                                   FORM 10-Q

   [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 2000
                                      OR
   [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
                   For the transition period from ___ to ___

                        Commission File Number 0-22229

              ___________________________________________________


                              VITAL IMAGES, INC.
            (Exact name of registrant as specified in its charter)

               Minnesota                               42-1321776
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)

     3300 Fernbrook Lane N., Suite 200                    55447
        Plymouth, Minnesota                             (Zip Code)
         (Address of principal
          executive offices)

                                (612) 915-8000
             (Registrant's telephone number, including area code)
              ___________________________________________________


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X___ No _____

              ___________________________________________________

On May 3, 2000, there were 6,747,637 shares of the Registrant's common stock, par value $.01 per share, outstanding.

                              VITAL IMAGES, INC.
                              ------------------
                                   Form 10-Q
                                March 31, 2000



                               Table of Contents

                                                                           Page
                                                                          Number
                                                                          ------
PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Balance Sheets as of March 31, 2000 and December 31, 1999..      3

              Statements of Operations for the Three Months Ended
                 March 31, 2000 and 1999.................................      4

              Statements of Cash Flows for the Three Months Ended
                 March 31, 2000 and 1999.................................      5

              Notes to Financial Statements..............................      6

     Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.....................      8


PART II.  OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K...........................     13

SIGNATURES...............................................................     14

INDEX TO EXHIBITS........................................................     15

--------------------------------------------------------------------------------

                        PART I.  FINANCIAL INFORMATION
--------------------------------------------------------------------------------

ITEM 1. FINANCIAL STATEMENTS

VITAL IMAGES, INC.
BALANCE SHEETS
AS OF MARCH 31, 2000 AND DECEMBER 31, 1999
--------------------------------------------------------------------------------

                                                                                 March 31,              December 31,
                                                                                   2000                    1999
                                                                                ------------            ------------
                                                                                 (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                                    $  4,112,085            $  5,332,885
  Accounts receivable, net of allowance for doubtful accounts of
   $93,000 as of March 31, 2000 and December 31, 1999                             2,638,961               2,005,114
  Prepaid expenses and other current assets                                         444,429                 463,309
                                                                            ---------------          --------------
     Total current assets                                                         7,195,475               7,801,308
Property and equipment, net                                                       1,441,352                 864,479
                                                                            ---------------          --------------

     TOTAL ASSETS                                                              $  8,636,827            $  8,665,787
                                                                            ===============          ==============


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                             $  1,094,111            $    831,741
  Accrued payroll                                                                   554,393                 539,977
  Deferred revenue                                                                  874,751                 758,110
  Other current liabilities                                                         408,271                 262,183
                                                                            ---------------          --------------
     Total current liabilities                                                    2,931,526               2,392,011
Deferred revenue                                                                    157,102                 175,360
                                                                            ---------------          --------------
     Total liabilities                                                            3,088,628               2,567,371

Shareholders' equity:
 Preferred stock: $.01 par value; 5,000,000 shares authorized; none
  issued or outstanding as of March 31, 2000 and December 31, 1999                        -                       -
 Common stock: $.01 par value; 20,000,000 shares authorized;
  6,742,597 and 6,695,867 shares issued and outstanding as of
  March 31, 2000 and December 31, 1999, respectively                                 67,426                  66,959
 Additional paid-in capital                                                      23,375,081              23,260,227
 Accumulated deficit                                                            (17,894,308)            (17,228,770)
                                                                            ---------------          --------------
     Total shareholders' equity                                                   5,548,199               6,098,416
                                                                            ---------------          --------------

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                $  8,636,827            $  8,665,787
                                                                            ===============          ==============


(The accompanying notes are an integral part of the interim financial statements.)

VITAL IMAGES, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
--------------------------------------------------------------------------------

                                                                                           For the Three
                                                                                           Months Ended
                                                                                             March 31,
                                                                                 2000                         1999
                                                                                -----                         ----
                                                                                           (Unaudited)
Revenue:
  License fees                                                                 $1,506,605                   $1,076,874
  Maintenance and services                                                        304,079                      204,632
  Hardware                                                                        459,515                      458,270
                                                                    ---------------------       ----------------------
     Total revenue                                                              2,270,199                    1,739,776

Cost of revenue:
  License fees                                                                     51,974                       33,370
  Maintenance and services                                                         69,266                       49,581
  Hardware                                                                        404,547                      364,344
                                                                    ---------------------       ----------------------
     Total cost of revenue                                                        525,787                      447,295

       Gross margin                                                             1,744,412                    1,292,481

Operating expenses:
  Sales and marketing                                                           1,087,647                      869,739
  Research and development                                                        718,818                      618,581
  General and administrative                                                      647,911                      600,312
                                                                    ---------------------       ----------------------
     Total operating expenses                                                   2,454,376                    2,088,632

       Operating loss                                                            (709,964)                    (796,151)

Other income, net                                                                  45,926                       32,978
                                                                    ---------------------       ----------------------

Loss before income taxes                                                         (664,038)                    (763,173)
Income taxes                                                                        1,500                        1,500
                                                                    ---------------------       ----------------------

Net loss                                                                       $ (665,538)                  $ (764,673)
                                                                    =====================       ======================

Net loss per share - basic and diluted                                         $    (0.10)                  $    (0.16)
                                                                    =====================       ======================


Weighted average common shares outstanding - basic and diluted                  6,712,539                    4,880,759
                                                                    =====================       ======================


(The accompanying notes are an integral part of the interim financial statements.)

VITAL IMAGES, INC.
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
-------------------------------------------------------------------------------

                                                                                              For the Three
                                                                                               Months Ended
                                                                                                 March 31,
                                                                                      2000                       1999
                                                                                      ----                       ----
                                                                                               (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                       $  (665,538)                 $  (764,673)
  Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                   159,914                      138,504
     Provision for uncollectible accounts receivable                                       -                       15,000
     Changes in operating assets and liabilities:
       Accounts receivable                                                          (633,847)                    (388,409)
       Prepaid expenses and other current assets                                      18,880                     (107,842)
       Accounts payable                                                              262,370                      158,954
       Deferred revenue                                                               98,383                      119,240
       Accrued payroll and other liabilities                                         160,504                      (86,437)
                                                                             ---------------              ---------------
          Net cash used in operating activities                                     (599,334)                    (915,663)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                                               (736,787)                    (104,443)
  Investments in marketable securities                                                     -                   (1,009,934)
  Maturities of marketable securities                                                      -                    2,000,000
                                                                             ---------------              ---------------
          Net cash (used in) provided by investing activities                       (736,787)                     885,623

CASH FLOWS FROM FINANCING ACTIVITIES:
  Purchases of common stock under stock option plans                                 115,321                       78,514
                                                                             ---------------              ---------------
          Net cash provided by financing activities                                  115,321                       78,514

NET (DECREASE) INCREASE IN CASH AND CASH
 EQUIVALENTS                                                                      (1,220,800)                      48,474

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                     5,332,885                    1,751,615
                                                                             ---------------              ---------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                         $ 4,112,085                  $ 1,800,089
                                                                             ===============              ===============

(The accompanying notes are an integral part of the interim financial statements.)

VITAL IMAGES, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

(1) BASIS OF PRESENTATION:

The accompanying unaudited financial statements of Vital Images, Inc. ("Vital Images" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary, including items of a normal recurring nature, for a fair presentation have been included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. These financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.


(2) MAJOR CUSTOMERS AND GEOGRAPHIC DATA:

The following customer accounted for more than 10% of the Company's total revenue for the periods indicated:


                                           Significant                                       Percentage of
                                            Customer                       Revenue           Total Revenue
                                            --------                       -------           -------------
     Three months ended              Toshiba America Medical Systems,       $781,000              34%
       March 31, 2000                              Inc.


     Three months ended              Toshiba America Medical Systems,       $709,000              41%
       March 31, 1999                              Inc.

The Company's accounts receivable are generally concentrated with a small base of customers. As of March 31, 2000, two customers, each accounting for more than 10% of accounts receivable, accounted for 43% of accounts receivable, while as of December 31, 1999, one customer accounted for 42% of accounts receivable.

Export revenue amounted to 3% and 8% of total revenue for the three months ended March 31, 2000 and 1999, respectively. Substantially all of the Company's export revenue is negotiated, invoiced and paid in U.S. dollars. Gross export revenue by geographic area is summarized as follows:

                                                                            Three Months Ended
                                                                                March 31,
                                                                            -----------------
                                                                            2000         1999
                                                                            ----         ----
Europe.............................................................        $49,000     $68,000
Asia and Pacific Region............................................         15,000      56,000
Canada, Mexico and others..........................................          4,000      19,000

(3) NET LOSS PER SHARE:

For the three months ended March 31, 2000 and 1999, net loss per share is computed using the weighted average common shares outstanding during the period. Common share equivalents are not included in the net loss per share calculations, since they are anti-dilutive. Warrants and options to purchase 3,561,294 shares of the Company's common stock were outstanding as of March 31, 2000 and could potentially dilute basic earnings per share in future periods if the Company generates net income.


(4) COMPREHENSIVE INCOME:

During the first quarters of 2000 and 1999, total comprehensive loss was $666,000 and $765,000, respectively. There was no accumulated other comprehensive income or loss as of March 31, 2000 and December 31, 1999.

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

Revenue

Revenue was $2,270,000 for the three months ended March 31, 2000, compared with $1,740,000 for the three months ended March 31, 1999, a 30% increase. This increase was primarily the result of volume and pricing increases in sales of Vitrea(R), the Company's flagship medical visualization and analysis software. Software and hardware revenue from the Vitrea platform totaled $1,864,000, or 82% of total revenue, for the quarter ended March 31, 2000 compared with $1,352,000, or 77% of total revenue, for the quarter ended March 31, 1999. There was also an increase in maintenance and service revenue related to Vitrea sales. These increases were partially offset by a decrease in revenue from Advanced 3DI, the Company's medical visualization and analysis product for the ultrasound market, exclusively marketed and sold by ATL Ultrasound, Inc.

Gross Margin

The gross margin percentage increased from 74% for the three months ended March 31, 1999 to 77% for the three months ended March 31, 2000, primarily as a result of increasing the price of the Company's Vitrea system. The Vitrea system, consisting of Vitrea software and third-party hardware and peripherals, is designed to offer end users an integrated visualization and analysis system.
The Company receives only a nominal discount in purchasing the third-party hardware and peripheral components of the Vitrea system, and the Company's gross margin on the resale of these system components approximates its discount. The Company anticipates that as hardware revenue related to the sale of Vitrea software continues to account for a significant proportion of the Company's total revenue, the overall gross margin percentage in future periods will approximate the results of this quarter.

Sales and Marketing

Sales and marketing expenses increased to $1,088,000, or 48% of total revenue, for the three months ended March 31, 2000, from $870,000, or 50% of total revenue, for the three months ended March 31, 1999, a 25% increase. The increase was primarily due to increased compensation costs as a result of additional personnel and increased sales commissions. There was also an increase in expenses related to selling and promoting the Vitrea product as well as an increase in travel expenses. The Company expects sales and marketing costs to increase in future periods as a result of the cost of additional sales and customer support personnel.

Research and Development

Research and development expenses increased 16% to $719,000, or 32% of total revenue, for the three months ended March 31, 2000, compared with $619,000, or 36% of total revenue, for the same period last year. The increase was primarily due to increased compensation costs resulting from additional personnel for the three months ended March 31, 2000, compared with the three months ended March 31, 1999. The Company anticipates that research and development costs will increase in future periods as future releases of Vitrea software are developed.

General and Administrative

General and administrative expenses increased to $648,000, or 29% of total revenue, for the three months ended March 31, 2000, from $600,000, or 35% of total revenue, for the three months ended March 31, 1999, an 8% increase. General and administrative expenses increased primarily due to compensation costs increasing, primarily as a result of staffing additions, as well as an increase in professional service fees. The Company believes that in the future general and administrative costs will approximate the results of this quarter in dollars and will continue to decrease as a percentage of revenue.

Results of Operations

The increasing revenues from Vitrea shipments, net of the increased expenses attributable to the development of the Company's infrastructure and the development and promotion of the Vitrea product, resulted in an operating loss of $710,000 for the three months ended March 31, 2000, compared with an operating loss of $796,000 for the three months ended March 31, 1999.

Other Income

Interest income was $64,000 for the three months ended March 31, 2000 compared with $33,000 for the comparable period in 1999. The increase in interest income was due to a higher balance of cash and cash equivalents as a result of the private placement of the Company's common stock completed in December 1999. There was $18,000 of loss on disposition of assets, related to the Company's move to its new facility, netted against interest income for the three months ended March 31, 2000.

Income Taxes

The income tax provisions for the three months ended March 31, 2000 and 1999 consist solely of certain state minimum fees. A valuation allowance has been established to completely reserve for the deferred tax assets of the Company.

Liquidity and Capital Resources

As of March 31, 2000, the Company had $4,112,000 in cash and cash equivalents. The Company's working capital was $4,264,000 and the Company had no material borrowings. The Company has entered into a collateralized line of credit agreement with a bank for $950,000. Borrowings under the agreement are limited to the lower of $950,000 or the Company's borrowing base, which consists of a specified percentage of certain accounts receivable. The Company is also required to maintain a cash and cash equivalents balance of at least $1,000,000 at the lending bank. As of March 31, 2000, the Company has an outstanding letter of credit, totaling $150,000, collateralized by the line of credit and its available borrowings under the agreement were $800,000.

Cash flows used in operations decreased to $599,000 in the first quarter of 2000 from $916,000 in the first quarter of 1999. In both quarters cash flows were used primarily to fund operating losses, which were partially offset by non-cash expenses for depreciation and amortization. An increase in accounts receivable decreased cash flows for the three months ended March 31, 2000, while increases in accounts receivable and prepaid expenses and other current assets decreased cash flows for the three months ended March 31, 1999. Increases in current liabilities, primarily due to increases in accounts payable, deferred revenue and accrued payroll and other liabilities, increased cash flows in the quarter ended March 31, 2000 and increases in current liabilities, primarily due to increases in accounts payable and deferred revenue, increased cash flows in the quarter ended March 31, 1999.

The increases in accounts receivable and deferred revenue for the three months ended March 31, 2000 were primarily due to volume increases in Vitrea sales and the increase in accounts payable was due primarily to property and equipment purchases related to the Company's new facility.

Net investing activities used $737,000 of cash in the quarter ended March 31, 2000 for property and equipment additions, primarily furniture for the Company's new facility, and provided $886,000 in the quarter ended March 31, 1999, primarily due to the conversion of marketable securities into cash. The Company added property and equipment of $104,000 in the quarter ended March 31, 1999, primarily for computer equipment to accommodate an increase in the number of employees.

Cash provided by financing activities totaled $115,000 and $79,000 for the three months ended March 31, 2000 and 1999, respectively, as a result of proceeds from the sales of common stock under stock option plans.

The Company has never paid or declared any cash dividend and does not intend to pay dividends in the near future. The Company has no current commitments for material capital expenditures. The Company expects to use cash in the near term as it continues to develop the infrastructure to support its business and develop the market for its products.

If the Company's operations progress as anticipated, of which there can be no assurance, management believes that its cash and cash equivalents and borrowings available under the credit agreement should be sufficient to satisfy its cash requirements for at least the next twelve months. The timing of the Company's future capital requirements, however, will depend on a number of factors, including the ability and willingness of physicians to use three-dimensional visualization and analysis software in clinical diagnosis, surgical planning, patient screening and other diagnosis and treatment protocols; the ability of the Company to successfully market its products; the ability of the Company to differentiate its volume rendering software from competing products employing surface rendering or other technologies; the ability of the Company to build an effective sales and distribution channel; the impact of competition in the medical visualization business; the ability of the Company to receive any necessary regulatory approvals and the ability of the Company to enhance existing products and develop new products on a timely basis. To the extent that the Company's operations do not progress as anticipated, additional capital may be required sooner. There can be no assurance that any required additional capital will be available on acceptable terms or at all, and the failure to obtain any such capital would have a material adverse effect on the Company's business.

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

Certain Important Factors

This Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and information that are based on management's beliefs, as well as on assumptions made by, and upon information currently available to, management. When used in this Form 10-Q, the words "expect," "anticipate," "intend," "plan," "believe," "seek," and "estimate" or similar expressions are intended to identify such forward-looking statements. However, this Form 10-Q also contains other forward-looking statements. Forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions, including, but not limited to, the following factors, which could cause the Company's future results and shareholder values to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company: the dependence on growth of the industry in which the Company operates, the extent to which the Company's products gain market acceptance, the need for and availability of additional capital, regulatory approvals, the potential for litigation regarding patent and other intellectual property rights, the introduction of competitive products by others, dependence on major customers, fluctuations in quarterly results, the progress of product development, the availability of third-party reimbursement, and the receipt and timing of regulatory approvals and other factors detailed from time to time in the Company's filings with the Securities and Exchange Commission, including those set forth under the heading "Important Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

None.


ITEM 5.    OTHER INFORMATION

None.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. The exhibits to this quarterly report on Form 10-Q are listed in
    --------
    the exhibit index beginning on page 15.

(b) Form 8-K. The Company filed no reports on Form 8-K during the three months
    --------
    ended March 31, 2000.

SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                     VITAL IMAGES, INC.



May 10, 2000                                 /s/  Gregory S. Furness
                                             -----------------------------------
                                                  Gregory S. Furness
                                                  Chief Financial Officer and
                                                      Vice President-Finance
                                                      (Chief Accounting Officer)

VITAL IMAGES, INC.
INDEX TO EXHIBITS
--------------------------------------------------------------------------------


27.1 Financial Data Schedule for the Three Months Ended March 31, 2000 (filed herewith electronically).