Form 10-Q
period 2000-06-30
VITAL IMAGES INC
filed 2000-08-14
CIK 912888

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

--------------------------------------------------------------------------------

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2000
                                       OR
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                    For the transition period from ___ to ___

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  _X_    No ___

               ---------------------------------------------------

On August 7, 2000, there were 6,759,426 shares of the Registrant's common stock, par value $.01 per share, outstanding.

                               VITAL IMAGES, INC.
                               ------------------
                                    Form 10-Q
                                  June 30, 2000



                                Table of Contents

                                                                           Page
                                                                          Number
                                                                          ------

PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Balance Sheets as of June 30, 2000 and December 31, 1999.........3

              Statements of Operations for the Three and Six Months Ended
                June 30, 2000 and 1999.........................................4

              Statements of Cash Flows for the Six Months Ended
                June 30, 2000 and 1999.........................................5

              Notes to Financial Statements....................................6

     Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations............................8


PART II.  OTHER INFORMATION

     Item 4.  Submission of Matters to a Vote of Security Holders.............13

     Item 6.  Exhibits and Reports on Form 8-K................................14


SIGNATURES....................................................................15


INDEX TO EXHIBITS.............................................................16

--------------------------------------------------------------------------------

                          PART I. FINANCIAL INFORMATION

--------------------------------------------------------------------------------

ITEM 1. FINANCIAL STATEMENTS

VITAL IMAGES, INC.
BALANCE SHEETS
AS OF JUNE 30, 2000 AND DECEMBER 31, 1999
--------------------------------------------------------------------------------

                                                                           June 30,      December 31,
                                                                             2000            1999
                                                                         ------------    ------------
                                                                          (Unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                                           $  3,199,482    $  5,332,885
     Accounts receivable, net of allowance for doubtful accounts of
        $113,000 and $93,000 as of June 30, 2000 and December 31,
        1999, respectively                                                  2,446,348       2,005,114
     Prepaid expenses and other current assets                                603,772         463,309
                                                                         ------------    ------------
         Total current assets                                               6,249,602       7,801,308
Property and equipment, net                                                 1,508,969         864,479
                                                                         ------------    ------------

         TOTAL ASSETS                                                    $  7,758,571    $  8,665,787
                                                                         ============    ============


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                    $    880,786    $    831,741
     Accrued payroll                                                          707,183         539,977
     Deferred revenue                                                         905,300         758,110
     Other current liabilities                                                345,400         262,183
                                                                         ------------    ------------
         Total current liabilities                                          2,838,669       2,392,011
Deferred revenue                                                              142,873         175,360
                                                                         ------------    ------------
         Total liabilities                                                  2,981,542       2,567,371

Shareholders' equity:
    Preferred stock: $.01 par value; 5,000,000 shares authorized; none
      issued or outstanding as of June 30, 2000 and December 31, 1999            --              --
    Common stock: $.01 par value; 20,000,000 shares authorized;
      6,754,426 and 6,695,867 shares issued and outstanding as of
      June 30, 2000 and December 31, 1999, respectively                        67,545          66,959
    Additional paid-in capital                                             23,405,653      23,260,227
    Accumulated deficit                                                   (18,696,169)    (17,228,770)
                                                                         ------------    ------------
         Total shareholders' equity                                         4,777,029       6,098,416
                                                                         ------------    ------------

         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $  7,758,571    $  8,665,787
                                                                         ============    ============

(The accompanying notes are an integral part of the interim financial statements.)

VITAL IMAGES, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999
--------------------------------------------------------------------------------

                                                     For the Three                  For the Six
                                                      Months Ended                  Months Ended
                                                        June 30,                      June 30,
                                                   2000           1999           2000           1999
                                               -----------    -----------    -----------    -----------
                                                      (Unaudited)                   (Unaudited)
Revenue:
     License fees                              $ 1,746,086    $   636,711    $ 3,252,691    $ 1,713,585
     Maintenance and services                      343,582        213,869        647,661        418,501
     Hardware                                      423,699        269,588        883,214        727,858
                                               -----------    -----------    -----------    -----------
         Total revenue                           2,513,367      1,120,168      4,783,566      2,859,944

Cost of revenue:
     License fees                                   53,256         21,142        105,230         54,512
     Maintenance and services                      106,273         55,580        175,539        105,162
     Hardware                                      369,547        193,478        774,094        557,822
                                               -----------    -----------    -----------    -----------
         Total cost of revenue                     529,076        270,200      1,054,863        717,496

              Gross margin                       1,984,291        849,968      3,728,703      2,142,448

Operating expenses:
     Sales and marketing                         1,420,965        992,570      2,508,612      1,862,310
     Research and development                      777,842        635,134      1,496,660      1,253,714
     General and administrative                    635,379        555,777      1,283,290      1,156,087
                                               -----------    -----------    -----------    -----------
         Total operating expenses                2,834,186      2,183,481      5,288,562      4,272,111

              Operating loss                      (849,895)    (1,333,513)    (1,559,859)    (2,129,663)

Other income, net                                   52,534         26,635         98,460         59,612
                                               -----------    -----------    -----------    -----------

Loss before income taxes                          (797,361)    (1,306,878)    (1,461,399)    (2,070,051)
Income taxes                                         4,500          1,500          6,000          3,000
                                               -----------    -----------    -----------    -----------

Net loss                                       $  (801,861)   $(1,308,378)   $(1,467,399)   $(2,073,051)
                                               ===========    ===========    ===========    ===========

Net loss per share - basic and diluted         $     (0.12)   $     (0.27)   $     (0.22)   $     (0.42)
                                               ===========    ===========    ===========    ===========

Weighted average common shares outstanding -
basic and diluted                                6,748,592      4,935,261      6,730,566      4,908,161
                                               ===========    ===========    ===========    ===========

(The accompanying notes are an integral part of the interim financial statements.)

VITAL IMAGES, INC.
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
--------------------------------------------------------------------------------

                                                                              For the Six
                                                                              Months Ended
                                                                                June 30,
                                                                           2000           1999
                                                                       -----------    -----------
                                                                              (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                          $(1,467,399)   $(2,073,051)
     Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation and amortization                                     344,250        276,163
         Stock-based compensation                                             --           10,781
         Provision for uncollectible accounts receivable                    20,000         15,000
         Changes in operating assets and liabilities:
             Accounts receivable                                          (461,234)        71,703
             Prepaid expenses and other current assets                    (140,463)      (118,499)
             Accounts payable                                               49,045         78,842
             Deferred revenue                                              114,703        104,088
             Accrued payroll and other liabilities                         250,423          6,535
                                                                       -----------    -----------
                Net cash used in operating activities                   (1,290,675)    (1,628,438)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property and equipment                                  (988,740)      (201,562)
     Investments in marketable securities                                     --       (1,014,444)
     Maturities of marketable securities                                      --        3,000,000
                                                                       -----------    -----------
                Net cash (used in) provided by investing activities       (988,740)     1,783,994

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from sales of common stock under stock option plans          146,012        308,291
                                                                       -----------    -----------
                Net cash provided by financing activities                  146,012        308,291

NET (DECREASE) INCREASE IN CASH AND CASH
 EQUIVALENTS                                                            (2,133,403)       463,847

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                           5,332,885      1,751,615
                                                                       -----------    -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                               $ 3,199,482    $ 2,215,462
                                                                       ===========    ===========

(The accompanying notes are an integral part of the interim financial statements.)

VITAL IMAGES, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

(1) BASIS OF PRESENTATION:

The accompanying unaudited financial statements of Vital Images, Inc. ("Vital Images" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary, including items of a normal recurring nature, for a fair presentation have been included. Operating results for the three and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. These financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.


(2) MAJOR CUSTOMERS AND GEOGRAPHIC DATA:

The following customer accounted for more than 10% of the Company's total revenue for the periods indicated:

                                  Significant                      Percentage of
                                   Customer            Revenue     Total Revenue
                                   --------            -------     -------------
        Six months ended    Toshiba America Medical   $1,457,000        30%
         June 30, 2000           Systems, Inc.

        Six months ended    Toshiba America Medical   $  951,000        33%
         June 30, 1999           Systems, Inc.


The Company's accounts receivable are generally concentrated with a small base of customers. As of June 30, 2000, one customer accounted for 22% of accounts receivable, while as of December 31, 1999, two customers, each accounting for more than 10% of accounts receivable, accounted for 28% of accounts receivable.

Export revenue amounted to 6% and 9% of total revenue for the six months ended June 30, 2000 and 1999, respectively. Substantially all of the Company's export revenue is negotiated, invoiced and paid in U.S. dollars. Gross export revenue by geographic area is summarized as follows:

                                                  Six Months Ended
                                                      June 30,
                                                  ----------------
                                                  2000         1999
                                               ---------    ---------
Europe......................................   $ 131,000    $ 159,000
Asia and Pacific Region.....................      28,000       70,000
Canada, Mexico and others...................     105,000       23,000
                                               ---------    ---------
         Totals                                $ 264,000    $ 252,000
                                               =========    =========

(3) NET LOSS PER SHARE:

For the three and six months ended June 30, 2000 and 1999, net loss per share is computed using the weighted average common shares outstanding during the period. Common share equivalents are not included in the net loss per share calculations, since they are anti-dilutive. Warrants and options to purchase 3,894,990 and 1,651,102 shares of the Company's common stock were outstanding as of June 30, 2000 and 1999, respectively, and could potentially dilute basic earnings per share in future periods if the Company generates net income.


(4) COMPREHENSIVE INCOME:

There was no accumulated other comprehensive income or loss for the three and six months ended June 30, 2000 and 1999, respectively.


(5) NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which postponed the adoption of SFAS No. 133 until fiscal years beginning after June 15, 2000. SFAS No. 133, as amended by SFAS No. 137, is effective for the Company beginning January 1, 2001. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB No. 133," which amends certain aspects of SFAS No. 133. The Company does not expect SFAS No. 133, as amended, to materially affect its financial position or results of operations.

The Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," in December 1999. SAB 101, as amended, provides further interpretive guidance for publicly traded companies in applying generally accepted accounting principles to revenue recognition in financial statements and will be effective for the Company's fourth fiscal quarter of 2000. Although it is still evaluating the new pronouncement, the Company does not expect the adoption of SAB No. 101 to materially affect its financial position or results of operations.

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

Revenue

Revenue was $2,513,000 for the three months ended June 30, 2000, compared with $1,120,000 for the three months ended June 30, 1999, a 124% increase. For the six months ended June 30, 2000 revenue was $4,784,000 compared with $2,860,000 in the comparable six month period of the prior year, a 67% increase. These increases were primarily the result of volume and pricing increases in sales of Vitrea(R), the Company's flagship medical visualization and analysis software. Software and hardware revenue from the Vitrea platform totaled $2,122,000, or 84% of total revenue, and $3,986,000, or 83% of total revenue, for the three and six months ended June 30, 2000, respectively, compared with $765,000, or 68% of total revenue, and $2,118,000, or 74% of total revenue, for the three and six months ended June 30, 1999. There were also increases in maintenance and service revenue related to Vitrea sales for both the three and six months ended June 30, 2000 compared with the same periods in the prior year.

Gross Margin

The gross margin percentage increased from 76% and 75% for the three and six months ended June 30, 1999, respectively, to 79% and 78% for the three and six months ended June 30, 2000, respectively, primarily as a result of increasing the price of the Company's Vitrea system. The Vitrea system, consisting of Vitrea software and third-party hardware and peripherals, is designed to offer end users an integrated visualization and analysis system. The Company receives only a nominal discount in purchasing the third-party hardware and peripheral components of the Vitrea system, and the Company's gross margin on the resale of these system components approximates its discount. The Company anticipates that as hardware revenue related to the sale of Vitrea software continues to account for a significant proportion of the Company's total revenue, the overall gross margin percentage in future periods will approximate the results of this quarter.

Sales and Marketing

Sales and marketing expenses increased to $1,421,000, or 57% of total revenue, for the three months ended June 30, 2000, from $993,000, or 89% of total revenue, for the three months ended June 30, 1999, a 43% increase. For the six months ended June 30, 2000, sales and marketing expenses increased 35%, to $2,509,000, or 52% of total revenue, from $1,862,000, or 65% of total revenue, for the six months ended June 30, 1999. The increases were primarily due to increased compensation costs as a result of additional personnel and increased sales commissions as a result of increased revenue. There were also increases in expenses related to selling and promoting the Vitrea product. The Company expects sales and marketing costs to increase in future periods as a result of the cost of additional sales and customer support personnel.

Research and Development

Research and development expenses increased 22% to $778,000, or 31% of total revenue, for the three months ended June 30, 2000, compared with $635,000, or 57% of total revenue, for the same period last year. For the six month period ended June 30, 2000, research and development expenses increased 19% to $1,497,000, or 31% of total revenue, from $1,254,000, or 44% of total revenue, for the comparable period in the prior year. The increases were primarily due to increased compensation costs resulting from additional personnel for both the three and six months ended June 30, 2000, compared with the three and six months ended June 30, 1999. The Company anticipates that research and development costs will increase in future periods as future releases of Vitrea software are developed.

General and Administrative

General and administrative expenses increased to $635,000, or 25% of total revenue, for the three months ended June 30, 2000, from $556,000, or 50% of total revenue, for the three months ended June 30, 1999, a 14% increase. For the six months ended June 30, 2000, general and administrative expenses increased 11%, to $1,283,000, or 27% of total revenue, from $1,156,000, or 40% of total revenue, for the six months ended June 30, 1999. General and administrative expenses increased primarily due to compensation costs increasing, primarily as a result of staffing additions. There was also an increase in shareholder communications expense for both the three and six month periods. These increases were partially offset by a decrease in recruiting costs. The Company believes that over the next few quarters, general and administrative costs will approximate the results of this quarter in dollars and will continue to decrease as a percentage of revenue.

Results of Operations

The increasing revenues from Vitrea shipments, net of the increased expenses attributable to the development of the Company's infrastructure and the development and promotion of the Vitrea product, resulted in operating losses of $850,000 and $1,560,000 for the three and six months ended June 30, 2000, respectively, compared with operating losses of $1,334,000 and $2,130,000 for the three and six months ended June 30, 1999, respectively.

Other Income

Interest income was $54,000 and $117,000 for the three and six months ended June 30, 2000 compared with $27,000 and $60,000 for the comparable periods in 1999. The increase in interest income was due to a higher balance of cash and cash equivalents as a result of the private placement of the Company's common stock completed in December 1999. There were $1,000 and $19,000 of losses on disposition of assets, primarily related to the Company's move to its new facility, netted against interest income for the three and six months ended June 30, 2000, respectively.

Income Taxes

The income tax provisions for the three and six months ended June 30, 2000 and 1999 consist solely of certain state minimum fees. A valuation allowance has been established to completely reserve for the deferred tax assets of the Company due to the Company's history of generating net operating losses.

Liquidity and Capital Resources

As of June 30, 2000, the Company had $3,199,000 in cash and cash equivalents. The Company's working capital was $3,411,000 and the Company had no material borrowings. The Company has entered into a collateralized line of credit agreement with a bank for $1,000,000. Borrowings under the agreement are limited to the lower of $1,000,000 or the Company's borrowing base, which consists of a specified percentage of certain accounts receivable. The Company is also required to maintain a cash and cash equivalents balance of at least $1,000,000 at the lending bank. As of June 30, 2000, the Company's available borrowings under the agreement were $1,000,000.

Cash flows used in operations decreased to $1,291,000 in the first six months of 2000 from $1,628,000 in the first six months of 1999. In both six-month periods cash flows were used primarily to fund operating losses, which were partially offset by non-cash expenses for depreciation and amortization. An increase in accounts receivable decreased operating cash flows for the six months ended June 30, 2000, while a decrease in accounts receivable increased operating cash flows for the six months ended June 30, 1999. Increases in prepaid expenses and other current assets decreased operating cash flows for the six months ended June 30, 2000 and 1999. Increases in current liabilities, primarily due to increases in accounts payable, deferred revenue and accrued payroll and other liabilities, increased operating cash flows in the six months ended June 30, 2000 and increases in current liabilities, primarily due to increases in accounts payable and deferred revenue, increased operating cash flows from operations in the six months ended June 30, 1999.

The increases in accounts receivable and deferred revenue for the six months ended June 30, 2000 were primarily due to volume increases in Vitrea sales. The increase in accrued payroll and other liabilities for the same period was primarily due to an increase in the number of employees for the Company, which resulted in increased accruals for both bonuses and vacations.

Net investing activities used $989,000 of cash in the six months ended June 30, 2000 for property and equipment additions, primarily furniture for the Company's new facility, and provided $1,784,000 in the six months ended June 30, 1999, primarily due to the conversion of marketable securities into cash. The Company added property and equipment of $202,000 in the six months ended June 30, 1999, primarily for computer equipment to accommodate an increase in the number of employees.

Cash provided by financing activities totaled $146,000 and $308,000 for the six months ended June 30, 2000 and 1999, respectively, resulting from the sale of common stock under stock option plans.

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

The Company has a formal program in place with an assigned Y2K project team to ensure that its critical areas will operate normally at the turn of the century and beyond. Throughout 1999, the Y2K project team determined areas where contingency planning was needed. The planning efforts included, but were not limited to, identification and mitigation of potential serious business interruptions and establishing crisis response processes to address unexpected problems.

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

The Company's statements regarding its Y2K readiness are forward-looking statements and are, therefore, subject to change as a result of known and unknown factors. The Company's cost estimates could be influenced by the Company's ability to successfully identify all Y2K issues, the nature and amount of remediation required, the availability and cost of trained personnel in this area and the Y2K success that key third parties and customers attain. While these and other unforeseen factors could have a material adverse impact on the Company's financial position, results of operations or liquidity in future periods due to possible business disruptions caused by a lack of third party Y2K readiness, management believes that it has implemented an effective Y2K compliance program that will minimize the possible negative consequences to the Company.

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

None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Shareholders held on May 11, 2000, the following proposals were adopted by the margins indicated:

     1. Elect a Board of Directors to hold office until the next Annual Meeting of Shareholders and until their successors are elected and qualified.


                                                      Number of Shares
                                                      ----------------
                                                  For                 Withheld
                                                  ---                 --------

          Douglas M. Pihl                       5,347,082              29,633
          Albert Emola                          5,347,082              29,633
          Vincent J. Argiro, Ph.D.              5,347,082              29,633
          James B. Hickey, Jr.                  5,347,082              29,633
          Richard W. Perkins                    5,345,520              31,195
          Michael W. Vannier, M.D.              5,347,082              29,633
          Sven A. Wehrwein                      5,347,082              29,633

     2. Amend the 1997 Stock Option and Incentive Plan to increase the number of shares reserved for issuance thereunder.


                                                                      Broker
                        Number of Shares Voted                      Non-votes
          ------------------------------------------------------  -------------
            Voted For        Voted Against          Abstain
            ---------        -------------          -------
            2,235,005           129,243              21,762         2,990,705


     3. Amend the 1997 Director Stock Option Plan to increase the number of shares subject to automatic option grants to non-employee directors.


                                                                      Broker
                        Number of Shares Voted                      Non-votes
          ------------------------------------------------------  -------------
            Voted For        Voted Against          Abstain
            ---------        -------------          -------
            2,181,225           172,487              32,298          2,990,705


     4. Appoint PricewaterhouseCoopers LLP as independent accountants for the year ending December 31, 2000.


                                                                      Broker
                        Number of Shares Voted                      Non-votes
          ------------------------------------------------------  -------------
            Voted For        Voted Against          Abstain
            ---------        -------------          -------
            5,207,210            10,342             159,163             -


ITEM 5.  OTHER INFORMATION

None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. The exhibits to this quarterly report on Form 10-Q are listed in the exhibit index beginning on page 16.

(b) Form 8-K. The Company filed no reports on Form 8-K during the three months ended June 30, 2000.

SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            VITAL IMAGES, INC.



August 14, 2000                             /s/  Gregory S. Furness
                                            ------------------------------------
                                            Gregory S. Furness
                                            Chief Financial Officer and
                                            Senior Vice President-Finance
                                            (Chief Accounting Officer)

VITAL IMAGES, INC.
INDEX TO EXHIBITS
--------------------------------------------------------------------------------


27.1 Financial Data Schedule for the Six Months Ended June 30, 2000 (filed herewith electronically).