Form 10-Q
period 2000-09-30
VITAL IMAGES INC
filed 2000-11-14
CIK 912888

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

--------------------------------------------------------------------------------


                                    FORM 10-Q

    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2000
                                       OR
    [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                    For the transition period from ___ to ___

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

                                 (952) 915-8000
              (Registrant's telephone number, including area code)
               ---------------------------------------------------


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

On November 6, 2000, there were 6,811,841 shares of the Registrant's common stock, par value $.01 per share, outstanding.

                               VITAL IMAGES, INC.
                               ------------------
                                    Form 10-Q
                               September 30, 2000



                                Table of Contents

                                                                           Page
                                                                          Number
                                                                          ------

PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

             Balance Sheets as of September 30, 2000 and December 31, 1999.....3

             Statements of Operations for the Three and Nine Months Ended
                 September 30, 2000 and 1999...................................4

             Statements of Cash Flows for the Nine Months Ended
                 September 30, 2000 and 1999...................................5

             Notes to Financial Statements.....................................6

     Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations..........................8


PART II.  OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K.................................12


SIGNATURES....................................................................13


INDEX TO EXHIBITS.............................................................14

--------------------------------------------------------------------------------

                          PART I. FINANCIAL INFORMATION

--------------------------------------------------------------------------------

ITEM 1. FINANCIAL STATEMENTS

                               VITAL IMAGES, INC.
                                 BALANCE SHEETS
                 AS OF SEPTEMBER 30, 2000 AND DECEMBER 31, 1999

                                                                    September 30,   December 31,
                                                                        2000            1999
                                                                    ------------    ------------
                                                                     (Unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                                      $  2,386,917    $  5,332,885
     Accounts receivable, net of allowance for doubtful accounts of $130,000 and $93,000 as of September 30, 2000 and
       December 31, 1999, respectively                                 3,261,016       2,005,114
     Prepaid expenses and other current assets                           507,549         463,309
                                                                    ------------    ------------
         Total current assets                                          6,155,482       7,801,308
Property and equipment, net                                            1,548,564         864,479
                                                                    ------------    ------------

         TOTAL ASSETS                                               $  7,704,046    $  8,665,787
                                                                    ============    ============


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                               $  1,017,265    $    831,741
     Accrued payroll                                                     832,574         539,977
     Deferred revenue                                                  1,042,135         758,110
     Other current liabilities                                           316,723         262,183
                                                                    ------------    ------------
         Total current liabilities                                     3,208,697       2,392,011
Deferred revenue                                                         151,744         175,360
                                                                    ------------    ------------
         Total liabilities                                             3,360,441       2,567,371

Shareholders' equity:
    Preferred stock: $.01 par value; 5,000,000 shares authorized;
     none issued or outstanding as of September 30, 2000 and
     December 31, 1999                                                        --              --
    Common stock: $.01 par value; 20,000,000 shares authorized;
     6,791,807 and 6,695,867 shares issued and outstanding as of
     September 30, 2000 and December 31, 1999, respectively               67,918          66,959
    Additional paid-in capital                                        23,496,952      23,260,227
    Accumulated deficit                                              (19,221,265)    (17,228,770)
                                                                    ------------    ------------
         Total shareholders' equity                                    4,343,605       6,098,416
                                                                    ------------    ------------

         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $  7,704,046    $  8,665,787
                                                                    ============    ============

               (The accompanying notes are an integral part of the
                         interim financial statements.)

                               VITAL IMAGES, INC.
                            STATEMENTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                                                     For the Three                 For the Nine
                                                      Months Ended                 Months Ended
                                                      September 30,                September 30,
                                               --------------------------    --------------------------
                                                   2000           1999           2000           1999
                                               -----------    -----------    -----------    -----------
                                                      (Unaudited)                    (Unaudited)
Revenue:
     License fees                              $ 1,967,894    $ 1,106,020    $ 5,220,585    $ 2,819,606
     Maintenance and services                      343,561        215,656        991,222        634,157
     Hardware                                      517,244        396,846      1,400,458      1,124,704
                                               -----------    -----------    -----------    -----------
         Total revenue                           2,828,699      1,718,522      7,612,265      4,578,467

Cost of revenue:
     License fees                                   67,467         23,158        172,697         77,669
     Maintenance and services                       93,371         41,338        268,910        146,499
     Hardware                                      477,366        272,826      1,251,460        830,649
                                               -----------    -----------    -----------    -----------
         Total cost of revenue                     638,204        337,322      1,693,067      1,054,817

              Gross margin                       2,190,495      1,381,200      5,919,198      3,523,650

Operating expenses:
     Sales and marketing                         1,454,116        829,984      3,962,728      2,692,294
     Research and development                      809,074        611,210      2,305,734      1,864,925
     General and administrative                    484,499        405,508      1,767,789      1,561,595
                                               -----------    -----------    -----------    -----------
         Total operating expenses                2,747,689      1,846,702      8,036,251      6,118,814

              Operating loss                      (557,194)      (465,502)    (2,117,053)    (2,595,164)

Other income, net                                   35,098         19,816        133,558         79,429
                                               -----------    -----------    -----------    -----------

Loss before income taxes                          (522,096)      (445,686)    (1,983,495)    (2,515,735)
Income taxes                                         3,000          1,500          9,000          4,500
                                               -----------    -----------    -----------    -----------

Net loss                                       $  (525,096)   $  (447,186)   $(1,992,495)   $(2,520,235)
                                               ===========    ===========    ===========    ===========

Net loss per share - basic and diluted         $     (0.08)   $     (0.09)   $     (0.30)   $     (0.51)
                                               ===========    ===========    ===========    ===========

Weighted average common shares outstanding -
basic and diluted                                6,770,991      5,022,563      6,744,139      4,946,714
                                               ===========    ===========    ===========    ===========

               (The accompanying notes are an integral part of the
                         interim financial statements.)

                               VITAL IMAGES, INC.
                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                                                                            For the Nine
                                                                            Months Ended
                                                                            September 30,
                                                                      --------------------------
                                                                          2000           1999
                                                                      -----------    -----------
                                                                              (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                         $(1,992,495)   $(2,520,235)
     Adjustments to reconcile net loss to net cash used in
     operating activities:
         Depreciation and amortization                                    534,092        416,613
         Stock-based compensation                                              --         10,781
         Provision for uncollectible accounts receivable                   37,000         15,000
         Changes in operating assets and liabilities:
             Accounts receivable                                       (1,292,902)      (458,931)
             Prepaid expenses and other current assets                    (44,240)      (137,397)
             Accounts payable                                             185,524         61,837
             Deferred revenue                                             260,409        273,734
             Accrued payroll and other liabilities                        347,137         41,106
                                                                      -----------    -----------
                Net cash used in operating activities                  (1,965,475)    (2,297,492)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property and equipment                               (1,218,177)      (418,735)
     Investments in marketable securities                                      --     (1,014,444)
     Maturities of marketable securities                                       --      3,000,000
                                                                      -----------    -----------
                Net cash (used in) provided by investing activities    (1,218,177)     1,566,821

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from sales of common stock under stock option plans         237,684        386,559
                                                                      -----------    -----------
                Net cash provided by financing activities                 237,684        386,559

NET DECREASE IN CASH AND CASH EQUIVALENTS                              (2,945,968)      (344,112)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                          5,332,885      1,751,615
                                                                      -----------    -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                              $ 2,386,917    $ 1,407,503
                                                                      ===========    ===========

           (The accompanying notes are an integral part of the interim financial statements.)

                               VITAL IMAGES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

(1) BASIS OF PRESENTATION:

The accompanying unaudited financial statements of Vital Images, Inc. ("Vital Images" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary, including items of a normal recurring nature, for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. These financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.


(2) MAJOR CUSTOMERS AND GEOGRAPHIC DATA:

The following customer accounted for more than 10% of the Company's total revenue for the periods indicated:

                              Significant                          Percentage of
                               Customer                Revenue     Total Revenue
                               --------                -------     -------------
Nine months ended       Toshiba America Medical
  September 30, 2000         Systems, Inc.          $ 2,311,000         30%

Nine months ended       Toshiba America Medical     $ 1,261,000         28%
  September 30, 1999         Systems, Inc.


The Company's accounts receivable are generally concentrated with a small base of customers. As of September 30, 2000, one customer accounted for 23% of accounts receivable, while as of December 31, 1999, two customers, each accounting for more than 10% of accounts receivable, accounted for 28% of accounts receivable.

Export revenue amounted to 6% and 9% of total revenue for the nine months ended September 30, 2000 and 1999, respectively. Substantially all of the Company's export revenue is negotiated, invoiced and paid in U.S. dollars. Gross export revenue by geographic area is summarized as follows:

                                                          Nine Months Ended
                                                            September 30,
                                                       ----------------------
                                                          2000         1999
                                                          ----         ----
Europe...............................................  $ 256,000    $ 277,000
Asia and Pacific Region..............................     99,000       83,000
Canada, Mexico and others............................    108,000       62,000
                                                       ---------    ---------
Totals...............................................  $ 463,000    $ 422,000
                                                       =========    =========

(3) NET LOSS PER SHARE:

For the three and nine months ended September 30, 2000 and 1999, net loss per share is computed using the weighted average common shares outstanding during the period. Common share equivalents are not included in the net loss per share calculations, since they are anti-dilutive. Warrants and options to purchase 3,896,095 and 1,604,154 shares of the Company's common stock were outstanding as of September 30, 2000 and 1999, respectively, and could potentially dilute net income per share in future periods if the Company generates net income.


(4) COMPREHENSIVE INCOME:

There was no accumulated other comprehensive income or loss for the three and nine months ended September 30, 2000 and 1999, respectively.

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

Revenue

Revenue was $2,829,000 for the three months ended September 30, 2000 compared with $1,719,000 for the three months ended September 30, 1999, a 65% increase. For the nine months ended September 30, 1999, revenue was $7,612,000 compared with $4,578,000 in the comparable nine-month period of the prior year, a 66% increase. These increases were primarily the result of volume and pricing increases in sales of Vitrea(R), the Company's flagship medical visualization and analysis software. Software and hardware revenue from the Vitrea platform totaled $2,341,000, or 83% of total revenue, and $6,327,000, or 83% of total revenue, for the three and nine months ended September 30, 2000, respectively, compared with $1,335,000, or 78% of total revenue, and $3,453,000, or 75% of total revenue, for the three and nine months ended September 30, 1999, respectively. There was also an increase in maintenance and services revenue related to Vitrea sales for the three and nine months ended September 30, 2000, as compared with the comparable periods last year. The increase principally reflects the Company's increasing number of customers contracting for maintenance.

Gross Margin

The gross margin percentage decreased from 80% for the three months ended September 30, 1999, to 77% for the three months ended September 30, 2000. The decrease was due to lower margins on hardware revenues. The gross margin percentage increased slightly from 77% for the nine months ended September 30, 1999 to 78% for the nine months ended September 30, 2000. The Vitrea system, consisting of Vitrea software and third-party hardware and peripherals, is designed to offer end users an integrated visualization and analysis system. The Company receives only a nominal discount in purchasing the third-party hardware and peripheral components of the Vitrea system, and the Company's gross margin on the resale of these system components approximates its discount. The Company anticipates that as hardware revenue related to the sale of Vitrea software continues to account for a significant proportion of the Company's total revenue, the overall gross margin percentage in future periods will approximate the results of this quarter.

Sales and Marketing

Sales and marketing expenses increased to $1,454,000, or 51% of total revenue, for the three months ended September 30, 2000 from $830,000, or 48% of total revenue, for the three months ended September 30, 1999, a 75% increase. For the nine months ended September 30, 2000, sales and marketing expenses increased 47%, to $3,963,000, or 52% of total revenue, from $2,692,000, or 59% of total revenue, for the nine months ended September 30, 1999. The increases were primarily due to increased compensation costs as a result of additional personnel and increased sales commissions as result of increased revenue. There were also increases in expenses related to selling and promoting the Vitrea product. The Company expects sales and marketing costs to increase in future periods as a result of the cost of additional sales and customer support personnel.

Research and Development

Research and development expenses increased 32% to $809,000, or 29% of total revenue, for the three months ended September 30, 2000, compared with $611,000, or 36% of total revenue, for the same period last year. For the nine month period ended September 30, 2000, research and development expenses increased 24% to $2,306,000, or 30% of total revenue, from $1,865,000, or 41% of total revenue, for the comparable period in the prior year. The increases were primarily due to increased compensation costs resulting from additional personnel for both the three and nine months ended September 30, 2000, compared with the three and nine months ended September 30, 1999. The Company anticipates that research and development costs will increase in future periods as future releases of Vitrea software are developed.

General and Administrative

General and administrative expenses increased to $484,000, or 17% of total revenue, for the three months ended September 30, 2000, from $406,000, or 24% of total revenue, for the three months ended September 30, 1999, a 19% increase. For the nine months ended September 30, 2000, general and administrative expenses increased 13%, to $1,768,000, or 23% of total revenue, from $1,562,000, or 34% of total revenue, for the nine months ended September 30, 1999. General and administrative expenses increased primarily due to compensation costs increasing, primarily as a result of staffing additions for both the three and nine month periods. There was also an increase in shareholder communications expense and professional fees for the nine-month period. These increases for the nine-month period were partially offset by a decrease in recruiting costs. The Company believes that general and administrative expenses will increase in future periods due to increased infrastructure costs as the business grows.

Results of Operations

The increasing revenues from Vitrea shipments, net of the increased expenses primarily attributable to the development of the Company's infrastructure and the development and promotion of the Vitrea product, resulted in operating losses of $557,000 and $2,117,000 for the three and nine months ended September 30, 2000, respectively, compared with operating losses of $466,000 and $2,595,000 for the three and nine months ended September 30, 1999, respectively.

Other Income

Other income, net consists primarily of interest income. The increase in interest income was due to a higher balance of cash and cash equivalents as a result of the private placement of the Company's common stock completed in December 1999.

Income Taxes

The income tax provisions for the three and nine months ended September 30, 2000 and 1999 consist solely of certain state minimum fees. A valuation allowance has been established to completely reserve for the deferred tax assets of the Company due to the Company's history of generating net operating losses.

Liquidity and Capital Resources

As of September 30, 2000, the Company had $2,387,000 in cash and cash equivalents, the Company's working capital was $2,947,000 and the Company had no material borrowings. The Company has entered into a collateralized line of credit agreement with a bank for $1,000,000. Borrowings under the agreement are limited to the lower of $1,000,000 or the Company's borrowing base, which consists of a specified percentage of certain accounts receivable. The Company is also required to maintain a cash and cash equivalents balance of at least $1,000,000 at the lending bank. As of September 30, 2000, the Company's available borrowings under the agreement were $1,000,000.

Cash flows used in operations decreased to $1,965,000 in the first nine months of 2000 from $2,297,000 in the first nine months of 1999. In both nine-month periods, cash flows were used primarily to fund operating losses, which were partially offset by non-cash expenses for depreciation and amortization. Increases in accounts receivable, resulting from increased sales, were the primary use of cash in operations for the nine months ended September 30, 2000 and 1999. These uses of cash were partially offset by increases in current liabilities, primarily due to an increase in accrued payroll and an increase in deferred revenue due to an increase in the Company's maintenance customers in the nine months ended September 30, 2000 and 1999.

The increase in accounts receivable and deferred revenue for the nine months ended September 30, 2000 was primarily due to volume increases in Vitrea sales. The increase in accrued payroll and other liabilities for the same period was primarily due to an increase in the number of employees for the Company, which resulted in increased accruals for both bonuses and vacations.

Net investing activities used $1,218,000 of cash in the nine months ended September 30, 2000 for property and equipment additions, primarily furniture for the Company's new facility, and provided $1,567,000 of cash in the nine months ended September 30, 1999, primarily due to the conversion of marketable securities into cash. The Company also used cash to acquire property and equipment of $419,000 in the nine months ended September 1999, primarily for computer equipment to accommodate the increases in the number of employees.

Cash provided by financing activities totaled $238,000 and $387,000 for the nine months ended September 30, 2000 and 1999, respectively, as a result of proceeds from the exercise of stock options previously granted under stock option plans.

The Company has never paid or declared any cash dividend and does not intend to pay dividends in the near future. The Company has no current commitments for material capital expenditures. The Company expects to use cash in the near term as it continues to develop the infrastructure to support its business and develop the market for its products.

If the Company's operations progress as anticipated, of which there can be no assurance, management believes that its cash and cash equivalents and borrowings available under the credit agreement should be sufficient to satisfy its cash requirements for at least the next twelve months. The timing of the Company's future capital requirements, however, will depend on a number of factors, including the ability and willingness of physicians to use three-dimensional visualization and analysis software in clinical diagnosis, surgical planning, patient screening and other diagnosis and treatment protocols; the ability of the Company to successfully market its products; the ability of the Company to differentiate its volume rendering software from competing products employing surface rendering or other technologies; the ability of the Company to build and maintain an effective sales and distribution channel; the impact of competition in the medical visualization business; the ability of the Company to receive any necessary regulatory approvals; and the ability of the Company to enhance existing products and develop new products on a timely basis. To the extent that the Company's operations do not progress as anticipated, additional capital may be required sooner. There can be no assurance that any required additional capital will be available on acceptable terms or at all, and the failure to obtain any such capital would have a material adverse effect on the Company's business.

Foreign Currency Transactions

Substantially all of the Company's foreign transactions are negotiated, invoiced and paid in U.S. dollars.

Certain Important Factors

This Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and information that are based on management's beliefs, as well as on assumptions made by, and upon information currently available to, management. When used in this Form 10-Q, the words "expect," "anticipate," "intend," "plan," "believe," "seek," and "estimate" or similar expressions are intended to identify such forward-looking statements. However, this Form 10-Q also contains other forward-looking statements. Forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions, including, but not limited to, the following factors, which could cause the Company's future results and shareholder values to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company: the dependence on growth of the industry in which the Company operates, the extent to which the Company's products gain market acceptance, the need for and availability of additional capital, regulatory approvals, the potential for litigation regarding patent and other intellectual property rights, the introduction of competitive products by others, dependence on major customers, fluctuations in quarterly results, the progress of product development, the availability of third-party reimbursement, and the receipt and timing of regulatory approvals and other factors detailed from time to time in the Company's filings with the Securities and Exchange Commission, including those set forth under the heading "Important Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

         None.


ITEM 5.  OTHER INFORMATION

         None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. The exhibits to this quarterly report on Form 10-Q are listed in the exhibit index beginning on page 14.

(b) Form 8-K. The Company filed no reports on Form 8-K during the three months ended September 30, 2000.

SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          VITAL IMAGES, INC.



November 14, 2000                         /s/  Gregory S. Furness
                                          ------------------------------------
                                          Gregory S. Furness
                                          Chief Financial Officer and
                                          Senior Vice President-Finance
                                          (Chief Accounting Officer)

VITAL IMAGES, INC.
INDEX TO EXHIBITS
-----------------


10.27 Vital Images, Inc. and Toshiba America Medical Systems, Inc. Reseller Agreement (filed herewith electronically) (Confidential treatment has been requested for portions of this exhibit).

27.1 Financial Data Schedule for the Nine Months Ended September 30, 2000 (filed herewith electronically).