Form 10-Q
period 2001-03-31
VITAL IMAGES INC
filed 2001-05-09
CIK 912888

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10–Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2001
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 EXCHANGE ACT OF 1934
For the transition period from _______ to _______

Commission File Number 0–22229

VITAL IMAGES, INC.
(Exact name of registrant as specified in its charter)

Minnesota	42-1321776
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

3300 Fernbrook Lane N. , Suite 200	55447
Plymouth, Minnesota	(Zip Code)
(Address of principal
executive offices)

(763) 852-4100
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

On May 4, 2001, there were 6,844,537 shares of the Registrant's common stock, par value $.01 per share, outstanding.

VITAL IMAGES, INC.
Form 10-Q
March 31, 2001

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VITAL IMAGES, INC.
BALANCE SHEETS
AS OF MARCH 31, 2001 AND DECEMBER 31, 2000

	March 31, 2001	December 31, 2000
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,013,228	$2,291,107
Accounts receivable, net of allowance for doubtful accounts of $235,000 and $215,000 as of March 31, 2001 and December 31, 2000, respectively	3,689,309	3,024,299
Prepaid expenses and other current assets	430,647	441,500
Total current assets	5,133,184	5,756,906
Property and equipment, net	1,422,640	1,529,688

TOTAL ASSETS	$6,555,824	$7,286,594

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$777,281	$1,019,898
Accrued payroll	691,769	799,975
Deferred revenue	1,392,303	1,238,344
Other current liabilities	328,976	354,350
Total current liabilities	3,190,329	3,412,567
Deferred revenue	178,920	109,353
Total liabilities	3,369,249	3,521,920

Shareholders’ equity:
Preferred stock: $.01 par value; 5,000,000 shares authorized; none issued or outstanding as of March 31, 2001 and December 31, 2000	-	-
Common stock: $.01 par value; 20,000,000 shares authorized; 6,842,512 and 6,823,106 shares issued and outstanding as of March 31, 2001 and December 31, 2000, respectively	68,425	68,231
Additional paid-in capital	23,606,539	23,562,444
Accumulated deficit	(20,488,389)	(19,866,001)
Total shareholders’ equity	3,186,575	3,764,674

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,555,824	$7,286,594

(The accompanying notes are an integral part of the interim financial statements.)

VITAL IMAGES, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

	For the Three Months Ended March 31,
	2001	2000
	(Unaudited)
Revenue:
License fees	$2,147,455	$1,506,605
Maintenance and services	448,155	304,079
Hardware	735,613	459,515
Total revenue	3,331,223	2,270,199

Cost of revenue:
License fees	68,065	51,974
Maintenance and services	122,747	69,266
Hardware	611,504	404,547
Total cost of revenue	802,316	525,787

Gross margin	2,528,907	1,744,412

Operating expenses:
Sales and marketing	1,631,181	1,087,647
Research and development	841,118	718,818
General and administrative	693,824	647,911
Total operating expenses	3,166,123	2,454,376

Operating loss	(637,216)	(709,964)

Interest income	17,828	45,926

Loss before income taxes	(619,388)	(664,038)
Income taxes	3,000	1,500

Net loss	$(622,388)	$(665,538)

Net loss per share – basic and diluted	$(0.09)	$(0.10)

Weighted average common shares outstanding – basic and diluted	6,823,904	6,712,539

(The accompanying notes are an integral part of the interim financial statements.)

VITAL IMAGES, INC.
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

	For the Three Months Ended March 31,
	2001	2000
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(622,388)	$(665,538)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	194,522	159,914
Provision for uncollectible accounts receivable	20,000	-
Changes in operating assets and liabilities:
Accounts receivable	(685,010)	(633,847)
Prepaid expenses and other current assets	10,853	18,880
Accounts payable	(242,617)	262,370
Deferred revenue	223,526	98,383
Accrued payroll and other liabilities	(133,580)	160,504
Net cash used in operating activities	(1,234,694)	(599,334)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(87,474)	(736,787)
Net cash used in investing activities	(87,474)	(736,787)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock under stock option plans	44,289	115,321
Net cash provided by financing activities	44,289	115,321

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,277,879)	(1,220,800)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,291,107	5,332,885

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,013,228	$4,112,085

(The accompanying notes are an integral part of the interim financial statements.)

VITAL IMAGES, INC.
NOTES TO FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION:

The accompanying unaudited financial statements of Vital Images, Inc. (“Vital Images” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary, including items of a normal recurring nature, for a fair presentation have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.  These financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

(2) MAJOR CUSTOMERS AND GEOGRAPHIC DATA:

The following customers accounted for more than 10% of the Company’s total revenue for the periods indicated:

	Significant Customer	Revenue	Percentage of Total Revenue
Three months ended March 31, 2001	Toshiba America Medical Systems, Inc.	$1,153,000	35%

	Marconi Medical Systems	$390,000	12%

Three months ended March 31, 2000	Toshiba America Medical Systems, Inc.	$781,000	34%

The Company’s accounts receivable are generally concentrated with a small base of customers.  As of March 31, 2001, two customers, each accounting for more than 10% of accounts receivable, together accounted for 38% of  accounts receivable, while as of December 31, 2000, two customers, each accounting for more than 10% of accounts receivable, together accounted for 27% of accounts receivable.

Export revenue amounted to 3% of total revenue for the three months ended March 31, 2001 and 2000.  Substantially all of the Company’s export revenue is negotiated, invoiced and paid in U.S. dollars.  Gross export revenue by geographic area is summarized as follows:

	Three Months Ended March 31,
	2001	2000
Europe	$78,000	$49,000
Asia and Pacific Region	3,000	15,000
Canada, Mexico and other foreign countries	27,000	4,000
Totals	$108,000	$68,000

(3) NET LOSS PER SHARE:

For the three months ended March 31, 2001 and 2000, net loss per share was computed using the weighted average common shares outstanding during the period.  Common share equivalents are not included in the net loss per share calculations, since they are anti-dilutive.  Warrants and options to purchase 4,131,750 and 3,561,294 shares of the Company’s common stock were outstanding as of March 31, 2001 and 2000, respectively, and could potentially dilute net income per share in future periods if the Company generates net income.

(4) COMPREHENSIVE INCOME:

There was no accumulated other comprehensive income or loss for the three months ended March 31, 2001 and 2000, respectively.

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

Revenue

Revenue was $3,331,000 for the three months ended March 31, 2001 compared with $2,270,000 for the three months ended March 31, 2000, a 47% increase.  This increase was primarily the result of volume and pricing increases in sales of Vitrea® 2, the Company’s flagship medical visualization and analysis software. In addition, there was strong demand for the Company’s coronary artery calcium scoring software.  Software and hardware revenue from the Vitrea 2 platform totaled $2,777,000, or 83% of total revenue, and $1,864,000, or 82% of total revenue, for the three months ended March 31, 2001 and 2000, respectively.  There was also an increase in maintenance and services revenue related to Vitrea 2 sales for the three months ended March 31, 2001, as compared with the comparable period last year. The increase principally reflects the Company’s increasing number of customers purchasing maintenance as well as installation and training services for the expanding customer base.

Gross Margin

The gross margin percentage decreased slightly to 76% for the three months ended March 31, 2001 compared to 77% for the three months ended March 31, 2000.  The decrease was due to lower margins on services revenue due to slightly higher costs for installation and training of Vitrea 2.   The costs for installation and training are primarily the travel expenses for personnel doing the training and installing.  The Company anticipates that the overall gross margin percentage in future periods will approximate the results of this quarter.

Sales and Marketing

Sales and marketing expenses increased to $1,631,000, or 49% of total revenue, for the three months ended March 31, 2001 from $1,088,000, or 48% of total revenue, for the three months ended March 31, 2000, a 50% increase.  The increase was primarily due to increased compensation costs as a result of additional personnel and increased sales commissions as a result of increased revenue.  There were also increases in travel related expenses.  The Company expects sales and marketing costs as a percentage of revenue to decrease in future periods as it begins to realize increasing productivity from the sales force expansion that occurred in 2000.

Research and Development

Research and development expenses increased 17% to $841,000, or 25% of total revenue, for the three months ended March 31, 2001, compared with $719,000, or 32% of total revenue, for the same period last year.  The increase was primarily due to increased compensation costs resulting from additional personnel supporting the  development of Vitrea 2 for the three months ended March 31, 2001 compared with the three months ended March 31, 2000. The Company anticipates that research and development costs will increase in future periods as the Company develops software tools for applications with large potential markets, such as cardiovascular disease, disease screening applications such as colon cancer and lung cancer, and surgical and therapy planning.

General and Administrative

General and administrative expenses increased to $694,000, or 21% of total revenue, for the three months ended March 31, 2001, from $648,000, or 29% of total revenue, for the three months ended March 31, 2000, a 7% increase.  General and administrative expenses increased primarily due to compensation costs increasing and an increase in shareholder communications expense.  The Company believes that general and administrative expenses will increase in future periods due to increased infrastructure costs as the business grows, but will continue to decrease as a percentage of total revenue.

Results of Operations

The increasing revenues from Vitrea 2 shipments, net of the increased expenses primarily attributable to the development of the Company's infrastructure and the development of the Vitrea 2 product, resulted in an operating loss of $637,000 for the three months ended March 31, 2001, compared with an operating loss of $710,000 for the three months ended March 31, 2000.

Other Income

Other income, net consists primarily of interest income. The decrease in interest income was due to a lower average balance of cash and cash equivalents during the quarter ended March 31, 2001 compared to the quarter ended March 31, 2000.

Income Taxes

The income tax provision for the three months ended March 31, 2001 and 2000 consists solely of certain state minimum fees. A valuation allowance has been established to completely reserve for the deferred tax assets of the Company due to the Company’s history of generating net operating losses.

Liquidity and Capital Resources

As of March 31, 2001, the Company had $1,013,000 in cash and cash equivalents, the Company’s working capital was $1,943,000 and the Company had no material borrowings. The Company has entered into a collateralized line of credit agreement with a bank for $1,000,000.  Borrowings under the agreement are limited to the lower of $1,000,000 or the Company’s borrowing base, which consists of a specified percentage of certain accounts receivable.  The Company is also required to maintain a cash and cash equivalents balance of at least $1,000,000 at the lending bank.  As of March 31, 2001, the Company’s available borrowings under the agreement were $1,000,000.

Cash flows used in operations increased to $1,235,000 in the first three months of 2001 from $599,000 in the first three months of 2000.  In both quarters, cash flows were used primarily to fund operating losses and an increase in accounts receivable and were partially offset by non-cash expenses for depreciation and amortization.  Decreases in accounts payable and accrued payroll and other liabilities were uses of cash which were partially offset by an increase in deferred revenue for the three months ended March 31, 2001.  Increases in accounts payable, deferred revenue and accrued payroll and other liabilities increased cash flows in the quarter ended March 31, 2000.

The increases in accounts receivable and deferred revenue for the three months ended March 31, 2001 and 2000 were primarily due to volume increases in Vitrea 2 sales.  The decrease in accrued payroll as of March 31, 2001 was due to the payment of bonuses that had been accrued at the end of 2000.  The increase in accounts payable for the three months ended March 31, 2000 was due primarily to property and equipment purchases related to the Company’s new facility.

Net investing activities used $87,000 of cash in the three months ended March 31, 2001 for property and equipment additions, primarily computer equipment purchases.  The Company used $737,000 of cash in the three months ended March 31, 2000 for property and equipment additions, primarily furniture for the Company’s new facility.

Cash provided by financing activities totaled $44,000 and $115,000 for the three months ended March 31, 2001 and 2000, respectively, as a result of proceeds from the exercise of stock options previously granted under stock option plans.

The Company has never paid or declared any cash dividend and does not intend to pay dividends in the near future.  The Company has no current commitments for material capital expenditures.  The Company expects to reduce the use of cash as it decreases operating losses and reduces the amount of its accounts receivable.

If the Company’s operations progress as anticipated, of which there can be no assurance, management believes that its cash and cash equivalents on hand and generated from operations should be sufficient to satisfy its cash requirements for at least the next twelve months.  The timing of the Company’s future capital requirements, however, will depend on a number of factors, including the ability and willingness of physicians to use three-dimensional visualization and analysis software in clinical diagnosis, surgical planning, patient screening and other diagnosis and treatment protocols; the ability of the Company to successfully market its products; the ability of the Company to differentiate its volume rendering software from competing products employing surface rendering or other technologies; the ability of the Company to build and maintain an effective sales and distribution channel; the impact of competition in the medical visualization business; the ability of the Company to receive any necessary regulatory approvals; and the ability of the Company to enhance existing products and develop new products on a timely basis. To the extent that the Company’s operations do not progress as anticipated, additional capital may be required sooner.  There can be no assurance that any required additional capital will be available on acceptable terms or at all, and the failure to obtain any such capital would have a material adverse effect on the Company’s business.

Foreign Currency Transactions

Substantially all of the Company’s foreign transactions are negotiated, invoiced and paid in U.S. dollars.

Certain Important Factors

This Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and information that are based on management’s beliefs, as well as on assumptions made by, and upon information currently available to, management.  When used in this Form 10-Q, the words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” and “estimate” or similar expressions are intended to identify such forward-looking statements. However, this Form 10-Q also contains other forward-looking statements.  Forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions, including, but not limited to, the following factors, which could cause the Company’s future results and shareholder values to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company: the dependence on growth of the industry in which the Company operates, the extent to which the Company’s products gain market acceptance, the need for and availability of additional capital, regulatory approvals, the potential for litigation regarding patent and other intellectual property rights, the introduction of competitive products by others, dependence on major customers, fluctuations in quarterly results, the progress of product development, the availability of third-party reimbursement, and the receipt and timing of regulatory approvals and other factors detailed from time to time in the Company’s filings with the Securities and Exchange Commission, including those set forth under the heading “Important Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

PART II.  OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

                           None.

ITEM 2.    CHANGES IN SECURITIES

                           None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

                           None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                           None.

ITEM 5.    OTHER INFORMATION

                           None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8–K

(a)         Exhibits.   None.

(b)        Form 8-K. The Company filed no reports on Form 8-K during the three months ended March 31, 2001 or during the period from the March 31, 2001 to the date of filing of this Quarterly Report on Form 10-Q.

SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VITAL IMAGES, INC.

May 9, 2001	/s/ Gregory S. Furness
Gregory S. Furness
Chief Financial Officer and
Senior Vice President-Finance
(Chief Accounting Officer)