Form 10-Q
period 2001-06-30
VITAL IMAGES INC
filed 2001-08-14
CIK 912888

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10–Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No☐

On August 6, 2001, there were 7,189,982 shares of the Registrant's common stock, par value $.01 per share, outstanding.

VITAL IMAGES, INC.

Form 10-Q
June 30, 2001

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VITAL IMAGES, INC.
BALANCE SHEETS
AS OF JUNE 30, 2001 AND DECEMBER 31, 2000

	June 30, 2001	December 31, 2000

ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$2,143,362	$2,291,107
Accounts receivable, net of allowance for doubtful accounts of $295,000 and $215,000 as
of June 30, 2001 and December 31, 2000, respectively	3,016,124	3,024,299
Prepaid expenses and other current assets	502,731	441,500

Total current assets	5,662,217	5,756,906
Property and equipment, net	1,361,070	1,529,688

TOTAL ASSETS	$7,023,287	$7,286,594

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$808,550	$1,019,898
Accrued payroll	905,940	799,975
Deferred revenue	1,666,444	1,238,344
Other current liabilities	377,165	354,350

Total current liabilities	3,758,099	3,412,567
Deferred revenue	330,550	109,353

Total liabilities	4,088,649	3,521,920

Shareholders’ equity:
Preferred stock: $.01 par value; 5,000,000 shares authorized; none issued or outstanding
as of June 30, 2001 and December 31, 2000	-	-
Common stock: $.01 par value; 20,000,000 shares authorized; 6,883,788 and 6,823,106
shares issued and outstanding as of June 30, 2001 and December 31, 2000, respectively	68,838	68,231
Additional paid-in capital	23,756,235	23,562,444
Accumulated deficit	(20,890,435)	(19,866,001)

Total shareholders’ equity	2,934,638	3,764,674

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$7,023,287	$7,286,594

(The accompanying notes are an integral part of the interim financial statements.)

VITAL IMAGES, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2001	2000	2001	2000

	(Unaudited)		(Unaudited)

Revenue:
License fees	$2,349,403	$1,746,086	$4,496,858	$3,252,691
Maintenance and services	529,899	343,582	978,054	647,661
Hardware	802,105	423,699	1,537,718	883,214

Total revenue	3,681,407	2,513,367	7,012,630	4,783,566

Cost of revenue:
License fees	145,419	53,256	213,484	105,230
Maintenance and services	138,077	106,273	260,824	175,539
Hardware	629,157	369,547	1,240,661	774,094

Total cost of revenue	912,653	529,076	1,714,969	1,054,863

Gross margin	2,768,754	1,984,291	5,297,661	3,728,703

Operating expenses:
Sales and marketing	1,618,230	1,420,965	3,249,411	2,508,612
Research and development	811,255	777,842	1,652,373	1,496,660
General and administrative	752,320	635,379	1,446,144	1,283,290

Total operating expenses	3,181,805	2,834,186	6,347,928	5,288,562

Operating loss	(413,051)	(849,895)	(1,050,267)	(1,559,859)

Interest income	14,005	52,534	31,833	98,460

Loss before income taxes	(399,046)	(797,361)	(1,018,434)	(1,461,399)
Income taxes	3,000	4,500	6,000	6,000

Net loss	$(402,046)	$(801,861)	$(1,024,434)	$(1,467,399)

Net loss per share – basic and diluted	$(0.06)	$(0.12)	$(0.15)	$(0.22)

Weighted average common shares outstanding – basic and diluted	6,852,936	6,748,592	6,838,500	6,730,566

(The accompanying notes are an integral part of the interim financial statements.)

VITAL IMAGES, INC.
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000

	For the Six Months Ended June 30,

	2001	2000

	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,024,434)	$(1,467,399)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	385,864	344,250
Provision for uncollectible accounts receivable	80,000	20,000
Changes in operating assets and liabilities:
Accounts receivable	(71,825)	(461,234)
Prepaid expenses and other current assets	(61,231)	(140,463)
Accounts payable	(211,347)	49,045
Deferred revenue	649,296	114,703
Accrued payroll and other liabilities	128,780	250,423

Net cash used in operating activities	(124,897)	(1,290,675)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(217,246)	(988,740)

Net cash used in investing activities	(217,246)	(988,740)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock under warrants	89,071	-
Proceeds from sales of common stock under stock option plans	105,327	146,012

Net cash provided by financing activities	194,398	146,012

NET DECREASE IN CASH AND CASH EQUIVALENTS	(147,745)	(2,133,403)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,291,107	5,332,885

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,143,362	$3,199,482

(The accompanying notes are an integral part of the interim financial statements.)

VITAL IMAGES, INC.
NOTES TO FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION:

The accompanying unaudited financial statements of Vital Images, Inc. (“Vital Images” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary, including items of a normal recurring nature, for a fair presentation have been included. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.  These financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

(2) MAJOR CUSTOMERS AND GEOGRAPHIC DATA:

The following customers accounted for more than 10% of the Company’s total revenue for the periods indicated:

	Significant Customer	Revenue	Percentage of Total Revenue

Six months ended June 30, 2001	Toshiba America Medical Systems, Inc.	$1,856,000	26%
	Marconi Medical Systems	$785,000	11%

Six months ended June 30, 2000	Toshiba America Medical Systems, Inc.	$1,457,000	30%

The Company’s accounts receivable are generally concentrated with a small base of customers.  As of June 30, 2001, one customer accounted for 19% of accounts receivable, while as of December 31, 2000, two customers, each accounting for more than 10% of accounts receivable, together accounted for 27% of accounts receivable.

Export revenue amounted to 5% and 6% of total revenue for the six months ended June 30, 2001 and 2000, respectively.  Substantially all of the Company’s export revenue is negotiated, invoiced and paid in U.S. dollars.  Gross export revenue by geographic area is summarized as follows:

	Six Months Ended June 30,

	2001	2000

Europe	$162,000	$131,000
Asia and Pacific Region	52,000	28,000
Canada, Mexico and other foreign countries	151,000	105,000

Totals	$365,000	$264,000

(3) NET LOSS PER SHARE:

For the three and six months ended June 30, 2001 and 2000, net loss per share is computed using the weighted average common shares outstanding during the period.  Common share equivalents are not included in the net loss per share calculations, since they are anti-dilutive.  Warrants and options to purchase 4,111,138 and 3,894,990  shares of the Company’s common stock were outstanding as of June 30, 2001 and 2000, respectively, and could potentially dilute basic earnings per share in future periods if the Company generates net income.

(4) COMPREHENSIVE INCOME:

There was no accumulated other comprehensive income or loss for the three and six months ended June 30, 2001 and 2000, respectively.

(5) NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board approved Statements of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets.”  The statements eliminate the pooling-of-interests method of accounting for business combinations and require that goodwill and certain intangible assets not be amortized.  Instead, these assets will be reviewed for impairment at least annually with any related losses recognized when incurred.  SFAS No. 141 is generally effective for business combinations completed after June 30, 2001.  SFAS No. 142 is effective January 1, 2002 for existing goodwill and intangible assets and July 1, 2001 for business combinations completed after June 30, 2001.  The Company does not expect these statements to materially affect its financial position or results of operations.

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

Revenue

Revenue was $3,681,000 for the three months ended June 30, 2001, compared with $2,513,000 for the three months ended June 30, 2000, a 46% increase.  For the six months ended June 30, 2001, revenue was $7,013,000 compared with $4,784,000 in the comparable six-month period of the prior year, a 47% increase. These increases were primarily the result of volume and pricing increases in sales of Vitrea® 2, the Company’s flagship medical visualization and analysis software, as well as increasing sales of the add-on VScore software for coronary artery calcium scoring.  Software and hardware revenue from the Vitrea 2 platform totaled $3,144,000, or 85% of total revenue, and $5,921,000, or 84% of total revenue, for the three and six months ended June 30, 2001, respectively, compared with $2,122,000, or 84% of total revenue, and $3,986,000, or 83% of total revenue, for the three and six months ended June 30, 2000.  There were also increases in maintenance and service revenue related to Vitrea 2 sales for both the three and six months ended June 30, 2001 compared with the same periods in the prior year. The increases principally reflect the Company’s increasing number of customers purchasing maintenance as well as installation and training services for the expanding customer base.

Gross Margin

The gross margin percentage decreased from 79% and 78% for the three and six months ended June 30, 2000, respectively, to 75% and 76% for the three and six months ended June 30, 2001, respectively, primarily as a result of hardware revenue becoming a higher percentage of the total revenue in 2001.  The Company receives only a nominal discount in purchasing the third-party hardware and peripheral components of the Vitrea 2 system, and the Company's gross margin on the resale of these system components approximates its discount.  The Company anticipates that as hardware revenue related to the sale of Vitrea 2 software continues to account for a significant proportion of the Company's total revenue, the overall gross margin percentage in future periods will approximate the results of this quarter.

Sales and Marketing

Sales and marketing expenses increased to $1,618,000, or 44% of total revenue, for the three months ended June 30, 2001, from $1,421,000, or 57% of total revenue, for the three months ended June 30, 2000, a 14% increase.  For the six months ended June 30, 2001, sales and marketing expenses increased 29%, to $3,249,000, or 46% of total revenue, from $2,509,000, or 52% of total revenue, for the six months ended June 30, 2000.  The increases were primarily due to increased compensation costs as a result of additional personnel and increased sales commissions as a result of increased revenue.  There were also increases in expenses related to selling and promoting the Vitrea 2 product.  The Company expects sales and marketing costs to increase in future periods as a result of the cost of additional sales and customer support personnel.

Research and Development

Research and development expenses increased 4% to $811,000, or 22% of total revenue, for the three months ended June 30, 2001, compared with $778,000, or 31% of total revenue, for the same period last year. For the six month period ended June 30, 2001, research and development expenses increased 10% to $1,652,000, or 24% of total revenue, from $1,497,000, or 31% of total revenue, for the comparable period in the prior year.  The increase was primarily due to increased compensation costs resulting from additional personnel supporting the development of Vitrea 2 for the three and six months ended J une 30, 2001 compared with the three and six months ended June 30, 2000. The compensation increase was partially offset by a decrease in contract worker costs. The Company anticipates that research and development costs will increase in future periods as the Company develops software tools for applications with large potential markets, such as cardiovascular disease, disease screening applications such as colon cancer and lung cancer, and surgical and therapy planning.
.

General and Administrative

General and administrative expenses increased to $752,000, or 20% of total revenue, for the three months ended June 30, 2001, from $635,000, or 25% of total revenue, for the three months ended June 30, 2000, an 18% increase.  For the six months ended June 30, 2001, general and administrative expenses increased 13%, to $1,446,000, or 21% of total revenue, from $1,283,000, or 27% of total revenue, for the six months ended June 30, 2000.  General and administrative expenses increased primarily due to compensation costs increasing and an increase in fees for various professional services and bad debt expense.  The Company believes that general and administrative expenses will increase in future periods due to increased infrastructure costs as the business grows, but that they will continue to decrease as a percentage of total revenue.

Results of Operations

The increasing revenues from Vitrea 2 shipments, net of the increased expenses attributable to the development of the Company's infrastructure and the development and promotion of the Vitrea 2 product, resulted in operating losses of $413,000 and $1,050,000 for the three and six months ended June 30, 2001, respectively, compared with operating losses of $850,000 and $1,560,000 for the three and six months ended June 30, 2000, respectively.

Interest Income

The decrease in interest income was due to a lower average balance of cash and cash equivalents during the three and six months ended June 30, 2001 compared to the three and six months ended June 30, 2000.

Income Taxes

The income tax provisions for the three and six months ended June 30, 2001 and 2000 consist solely of certain state minimum fees.  A valuation allowance has been established to completely reserve for the deferred tax assets of the Company due to the Company’s history of generating net operating losses.

Liquidity and Capital Resources

As of June 30, 2001, the Company had $2,143,000 in cash and cash equivalents, working capital of $1,904,000, and no material borrowings.  The Company has a line of credit agreement with a bank for $1,000,000.  Borrowings under the agreement are limited to the lower of $1,000,000 or the Company’s borrowing base, which consists of a specified percentage of certain accounts receivable.  The Company is also required to maintain a cash and cash equivalents balance of at least $1,000,000 at the lending bank.

Cash flows used in operations decreased to $125,000 in the first six months of 2001 from $1,291,000 in the first six months of 2000.  In both six-month periods, cash flows were used primarily to fund operating losses, which were partially offset by non-cash expenses for depreciation and amortization.  An increase in deferred revenue and accrued payroll and other liabilities increased operating cash flows for the six months ended June 30, 2001 and 2000, while an increase in accounts receivable decreased operating cash flows for the six months ended June 30, 2001 and 2000.  Increases in prepaid expenses and other current assets decreased operating cash flows for the six months ended June 30, 2001 and 2000. A decrease in accounts payable decreased operating cash flows for the six months June 30, 2001.

The increases in deferred revenue for the six months ended June 30, 2001 and 2000 were primarily due to volume increases in Vitrea 2 sales, renewals of annual maintenance and an increase in long-term prepaid maintenance.  The decrease in accounts payable for the six months ended June 30, 2001 was due to the timing of purchases of hardware sold with the Vitrea 2 system.

Net investing activities used $217,000 of cash in the six months ended June 30, 2001 for property and equipment additions, primarily to upgrade computer equipment.  The Company added property and equipment of $989,000 in the six months ended June 30, 2000, primarily furniture for the Company’s new facility. During the third quarter, the Company entered into an agreement to license technology from a third party. The Company paid $500,000 to the licensor and is obligated to pay an additional $125,000 on each of the first two anniversary dates of the agreement.

Cash provided by financing activities totaled $194,000 and $146,000 for the six months ended June 30, 2001 and 2000, respectively, resulting from the sale of common stock under stock option plans and warrants.  The warrants were issued as part of a private placement in December 1999.  During the period from July 1, 2001 and to the date of this Report, the Company received $1,140,000 from the exercise of warrants to purchase 304,000 shares.

The Company has never paid or declared any cash dividend and does not intend to pay dividends in the near future.  The Company has no current commitments for material capital expenditures.  The Company expects to reduce the use of cash as it decreases operating losses.

If the Company’s operations progress as anticipated, of which there can be no assurance, management believes that its cash and cash equivalents on hand and generated from operations should be sufficient to satisfy its cash requirements for at least the next twelve months.  The timing of the Company’s future capital requirements, however, will depend on a number of factors, including the ability and willingness of physicians to use three-dimensional visualization and analysis software in clinical diagnosis, surgical planning, patient screening and other diagnosis and treatment protocols; the ability of the Company to successfully market its products; the ability of the Company to differentiate its volume rendering software from competing products employing surface rendering or other technologies; the ability of the Company to build and maintain an effective sales and distribution channel; the impact of competition in the medical visualization business; the ability of the Company to obtain any necessary regulatory approvals; and the ability of the Company to enhance existing products and develop new products on a timely basis. To the extent that the Company’s operations do not progress as anticipated, additional capital may be required sooner.  There can be no assurance that any required additional capital will be available on acceptable terms or at all, and the failure to obtain any such capital would have a material adverse effect on the Company’s business.

Foreign Currency Transactions

Substantially all of the Company’s foreign transactions are negotiated, invoiced and paid in U.S. dollars.

Certain Important Factors

This Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and information that are based on management’s beliefs, as well as on assumptions made by, and upon information currently available to, management.  When used in this Form 10-Q, the words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” and “estimate” or similar expressions are intended to identify such forward-looking statements. However, this Form 10-Q also contains other forward-looking statements.  Forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions, including, but not limited to, the following factors, which could cause the Company’s future results and shareholder values to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company: the dependence on growth of the industry in which the Company operates, the extent to which the Company’s products gain market acceptance, the need for and availability of additional capital, regulatory approvals, the potential for litigation regarding patent and other intellectual property rights, the introduction of competitive products by others, dependence on major customers, fluctuations in quarterly results, the progress of product development, the availability of third-party reimbursement, and the receipt and timing of regulatory approvals and other factors detailed from time to time in the Company’s filings with the Securities and Exchange Commission, including those set forth under the heading “Important Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

It is the Company’s practice not to enter into derivative financial instruments.  Due to this, the Company did not have significant overall interest rate risk exposure as of June 30, 2001.

Foreign Currency Rate Risk

As described above, substantially all of the Company’s foreign transactions are negotiated, invoiced and paid in U.S. dollars.  Therefore, the Company does not currently have any significant foreign currency exposure, and it does not expect to incur any currency-related gains or losses in 2001.  The Company did not engage in foreign currency hedging activities during the six months ended June 30,2001.

PART II.  OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

None.

ITEM 2.    CHANGES IN SECURITIES

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Shareholders held on May 10, 2001, the following proposals were adopted by the margins indicated:

             1.          Elect a Board of Directors to hold office until the next Annual Meeting of Shareholders and until their successors are elected and qualified.

	Number of Shares

	For	Withheld

Douglas M. Pihl	5,598,327	69,330
Albert Emola	5,597,677	69,980
Vincent J. Argiro, Ph.D.	5,648,177	19,480
James B. Hickey, Jr.	5,648,827	18,830
Richard W. Perkins	5,598,327	69,330
Michael W. Vannier, M.D.	5,648,827	18,830
Sven A. Wehrwein	5,648,827	18,830

2.          Amend the 1997 Stock Option and Incentive Plan to increase the number of shares reserved for issuance thereunder.

Number of Shares Voted			Broker Non-votes

Voted For	Voted Against	Abstain

2,160,349	318,393	18,900	3,449,886

             3.          Appoint PricewaterhouseCoopers LLP as independent accountants for the year ending December 31, 2001.

Number of Shares Voted			Broker Non-votes

Voted For	Voted Against	Abstain

5,648,391	8,575	10,691	-

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8–K

(a)         Exhibits.   None.

(b)        Form 8-K. The Company filed no reports on Form 8-K during the three months ended June 30, 2001 or during the period from June 30, 2001 to the date of filing of this Quarterly Report on Form 10-Q.

SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VITAL IMAGES, INC.

August 14, 2001	/s/ Gregory S. Furness
Gregory S. Furness
Chief Financial Officer and
Senior Vice President-Finance
(Chief Accounting Officer)