Form 10-Q
period 2001-09-30
VITAL IMAGES INC
filed 2001-11-14
CIK 912888

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10–Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

On November 9, 2001, there were 7,303,371 shares of the Registrant's common stock, par value $.01 per share, outstanding.

VITAL IMAGES, INC.

Form 10-Q

September 30, 2001

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VITAL IMAGES, INC.

BALANCE SHEETS

AS OF SEPTEMBER 30, 2001 AND DECEMBER 31, 2000

	September 30, 2001	December 31, 2000
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,557,759	$2,291,107
Accounts receivable, net of allowance for doubtful accounts of $320,000 and $215,000 as of September 30, 2001 and December 31, 2000, respectively	3,325,485	3,024,299
Inventories	459,582	143,693
Prepaid expenses and other current assets	364,170	297,807
Total current assets	6,706,996	5,756,906
Property and equipment, net	1,333,321	1,529,688
Licensed technology, net	720,000	-

TOTAL ASSETS	$8,760,317	$7,286,594

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$854,212	$1,019,898
Accrued payroll	1,081,730	799,975
Deferred revenue	1,805,748	1,238,344
Other current liabilities	490,432	354,350
Current portion of long-term liability	125,000	-
Total current liabilities	4,357,122	3,412,567
Deferred revenue	307,554	109,353
Long-term liability	125,000	-
Total liabilities	4,789,676	3,521,920

Shareholders’ equity:
Preferred stock: $.01 par value; 5,000,000 shares authorized; none issued or outstanding as of September 30, 2001 and December 31, 2000	-	-
Common stock: $.01 par value; 20,000,000 shares authorized; 7,195,064 and 6,823,106 shares issued and outstanding as of September 30, 2001 and December 31, 2000, respectively	71,951	68,231
Additional paid-in capital	24,920,717	23,562,444
Accumulated deficit	(21,022,027)	(19,866,001)
Total shareholders’ equity	3,970,641	3,764,674

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$8,760,317	$7,286,594

(The accompanying notes are an integral part of the interim financial statements.)

VITAL IMAGES, INC.

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2001	2000	2001	2000
	(Unaudited)		(Unaudited)
Revenue:
License fees	$2,575,648	$1,967,894	$7,072,506	$5,220,585
Maintenance and services	547,290	343,561	1,525,344	991,222
Hardware	510,458	517,244	2,048,176	1,400,458
Total revenue	3,633,396	2,828,699	10,646,026	7,612,265

Cost of revenue:
License fees	194,262	67,467	407,746	172,697
Maintenance and services	148,339	93,371	409,163	268,910
Hardware	391,133	477,366	1,631,794	1,251,460
Total cost of revenue	733,734	638,204	2,448,703	1,693,067

Gross margin	2,899,662	2,190,495	8,197,323	5,919,198

Operating expenses:
Sales and marketing	1,587,164	1,454,116	4,836,575	3,962,728
Research and development	853,522	809,074	2,505,895	2,305,734
General and administrative	597,354	484,499	2,043,498	1,767,789
Total operating expenses	3,038,040	2,747,689	9,385,968	8,036,251

Operating loss	(138,378)	(557,194)	(1,188,645)	(2,117,053)

Interest income	9,786	35,098	41,619	133,558

Loss before income taxes	(128,592)	(522,096)	(1,147,026)	(1,983,495)
Income taxes	3,000	3,000	9,000	9,000

Net loss	$(131,592)	$(525,096)	$(1,156,026)	$(1,992,495)

Net loss per share – basic and diluted	$(0.02)	$(0.08)	$(0.17)	$(0.30)

Weighted average common shares outstanding – basic and diluted	7,119,028	6,770,991	6,933,037	6,744,139

(The accompanying notes are an integral part of the interim financial statements.)

VITAL IMAGES, INC.

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

	For the Nine Months Ended September 30,
	2001	2000
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,156,026)	$(1,992,495)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	564,337	534,092
Provision for uncollectible accounts receivable	105,000	37,000
Amortization of intangibles	30,000	-
Changes in operating assets and liabilities:
Accounts receivable	(406,186)	(1,292,902)
Prepaid expenses and other current assets	(382,251)	(44,240)
Accounts payable	(165,686)	185,524
Deferred revenue	765,605	260,409
Accrued payroll and other liabilities	417,837	347,138
Net cash used in operating activities	(227,370)	(1,965,474)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(367,970)	(1,218,177)
Additions to licensed technology	(500,000)	-
Net cash used in investing activities	(867,970)	(1,218,177)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock under warrants	1,231,421	-
Proceeds from sales of common stock under stock option plans	130,571	237,683
Net cash provided by financing activities	1,361,992	237,683

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	266,652	(2,945,968)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,291,107	5,332,885

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,557,759	$2,386,917

Supplemental disclosure of non-cash investing activities:

During the nine month period ended September 30, 2001, the Company acquired a technology license in exchange for cash of $500,000 and an obligation to pay the remaining $250,000 license fee in future periods.  See Note 2 of the accompanying notes.

(The accompanying notes are an integral part of the interim financial statements.)

VITAL IMAGES, INC.

NOTES TO FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION:

The accompanying unaudited financial statements of Vital Images, Inc. (“Vital Images” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10–Q and Rule 10–01 of Regulation S–X.  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary, including items of a normal recurring nature, for a fair presentation have been included. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

(2) LICENSED TECHNOLOGY:

In July 2001, the Company entered into an agreement to license technology from a third party.  The Company paid $500,000 to the licensor and is obligated to pay an additional $250,000 plus interest at 8% in two installments of $125,000 on each of the first two anniversary dates of the agreement.  The Company recorded this $750,000 purchase as a licensed technology and is amortizing it over the estimated useful life of the technology of 75 months.  As part of this agreement, the Company is also obligated to pay the licensor royalties on the sale of certain products as defined in the agreement.

(3) MAJOR CUSTOMERS AND GEOGRAPHIC DATA:

The following customers accounted for more than 10% of the Company’s total revenue for the periods indicated:

	Significant Customer	Revenue	Percentage of Total Revenue
Nine months ended September 30, 2001	Toshiba America Medical Systems, Inc.	$2,892,000	27%

Nine months ended September 30, 2000	Toshiba America Medical Systems, Inc.	$2,311,000	30%

The Company’s accounts receivable are generally concentrated with a small base of customers.  As of September 30, 2001, two customers, each accounting for more than 10% of accounts receivable, together accounted for 43% of accounts receivable, while as of December 31, 2000, two customers, each accounting for more than 10% of accounts receivable, together accounted for 27% of accounts receivable.

Export revenue amounted to 5% and 6% of total revenue for the nine months ended September 30, 2001 and 2000, respectively.  Substantially all of the Company’s export revenue is negotiated, invoiced and paid in U.S. dollars.  Gross export revenue by geographic area is summarized as follows:

	Nine Months Ended September 30,
	2001	2000
Europe	$311,000	$256,000
Asia and Pacific Region	56,000	99,000
Canada, Mexico and other foreign countries	152,000	108,000
Totals	$519,000	$463,000

(4) NET LOSS PER SHARE:

For the three and nine months ended September 30, 2001 and 2000, net loss per share is computed using the weighted average common shares outstanding during the period.  Common share equivalents are not included in the net loss per share calculations, since they are anti-dilutive.  Warrants and options to purchase 3,796,724 and 3,896,095 shares of the Company’s common stock were outstanding as of September 30, 2001 and 2000, respectively, and could potentially dilute basic earnings per share in future periods if the Company generates net income.

(5) COMPREHENSIVE INCOME:

There was no accumulated other comprehensive income or loss for the three and nine months ended September 30, 2001 and 2000, respectively.

(6) NEW ACCOUNTING PRONOUNCEMENTS

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

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  This statement addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of and supersedes SFAS No. 121 and APB Opinion No. 30.  SFAS No. 144 is effective for the Company beginning January 1, 2002.  The Company is currently evaluating the impact of this standard on its financial position and results of operations.

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

Revenue

Revenue was $3,633,000 for the three months ended September 30, 2001, compared with $2,829,000 for the three months ended September 30, 2000, a 28% increase.  For the nine months ended September 30, 2001, revenue was $10,646,000 compared with $7,612,000 in the comparable nine-month period of the prior year, a 40% increase. These increases were primarily the result of volume and pricing increases in sales of Vitrea® 2, the Company’s flagship medical visualization and analysis software, as well as increasing sales of the add-on VScore™ and AutoGate™ software options for coronary artery calcium scoring. Software and hardware revenue from the Vitrea 2 platform totaled $3,093,000, or 85% of total revenue, and $9,014,000, or 85% of total revenue, for the three and nine months ended September 30, 2001, compared with $2,341,000, or 83% of total revenue, and $6,327,000, or 83% of total revenue, for the three and nine months ended September 30, 2000.  There were also increases in maintenance and service revenue related to Vitrea 2 sales for both the three and nine months ended September 30, 2001 compared with the same periods in 2000. The increases principally reflect the Company’s increasing number of customers purchasing maintenance as well as installation and training services for the expanding customer base.

Gross Margin

The gross margin percentage increased to 80% for the three months ended September 30, 2001 compared to 77% for the same period last year. The increase in gross margin is primarily attributable to a change in the sales model with Toshiba America Medical Systems Inc. (“TAMS”), which occured during the three months ended September 30, 2001.  Previously, all of the Company’s sales to TAMS were complete systems sales.  During the third quarter, most of the TAMS revenue was derived from software–only sales.  This reduced hardware revenue by approximately $200,000, but improved the gross margin rate.

On a year-to-date basis, the gross margin is down slightly to 77% from 78% for the same period in 2000, primarily as a result of hardware revenue being a higher percentage of the total revenue in 2001. The Company receives only a nominal discount in purchasing the third-party hardware and peripheral components of the Vitrea 2 system, and the Company's gross margin on the resale of these system components approximates its discount.  The Company anticipates that if the number of software-only sales continues to account for a more significant proportion of the Company's total revenue, the overall gross margin percentage in future periods will approximate the results of this quarter.

Sales and Marketing

Sales and marketing expenses increased to $1,587,000, or 44% of total revenue, for the three months ended September 30, 2001, from $1,454,000, or 51% of total revenue, for the three months ended September 30, 2000, a 9% increase.  For the nine months ended September 30, 2001, sales and marketing expenses increased 22%, to $4,837,000, or 45% of total revenue, from $3,963,000, or 52% of total revenue, for the nine months ended September 30, 2000.  The increases were primarily due to increased compensation costs as a result of additional personnel and increased sales commissions as a result of increased revenue.  There were also increases in expenses related to selling and promoting the Vitrea 2 product.  The Company expects sales and marketing costs to increase in future periods as a result of the cost of additional sales and customer support personnel.

Research and Development

Research and development expenses increased 6% to $854,000, or 24% of total revenue, for the three months ended September 30, 2001, compared with $809,000, or 29% of total revenue, for the same period last year. For the nine month period ended September 30, 2001, research and development expenses increased 9% to $2,506,000, or 24% of total revenue, from $2,306,000, or 30% of total revenue, for the comparable period in 2000.  The increase was primarily due to increased compensation costs resulting from additional personnel supporting the development of Vitrea 2 and the amortization of licensed technology for the three and nine months ended September 30, 2001 compared with the three and nine months ended September 30, 2000. The increases were partially offset by a decrease in employee hiring costs and contract worker costs. The Company anticipates that research and development costs will increase in future periods as the Company develops software tools for applications with large potential markets, such as cardiovascular disease, disease screening applications such as colon cancer, and surgical and therapy planning.

General and Administrative

General and administrative expenses increased to $597,000, or 16% of total revenue, for the three months ended September 30, 2001, from $484,000, or 17% of total revenue, for the three months ended September 30, 2000, a 23% increase.  For the nine months ended September 30, 2001, general and administrative expenses increased 16%, to $2,043,000, or 19% of total revenue, from $1,768,000, or 23% of total revenue, for the nine months ended September 30, 2000.  General and administrative expenses increased primarily due to compensation costs increasing due to additional personnel and increases in fees for various professional services and bad debt expense.  The Company believes that general and administrative expenses will increase in future periods due to increased infrastructure costs as the business grows, but that they will continue to decrease as a percentage of total revenue.

Results of Operations

The increasing revenues from Vitrea 2 and add-on software options shipments, net of the increased expenses attributable to the development of the Company's infrastructure and the development and promotion of the Vitrea 2 product, resulted in operating losses of $138,000 and $1,189,000 for the three and nine months ended September 30, 2001, compared with operating losses of $557,000 and $2,117,000 for the three and nine months ended September 30, 2000.

Interest Income

The decrease in interest income was due to a lower average balance of cash and cash equivalents during the three and nine months ended September 30, 2001 compared to the three and nine months ended September 30, 2000.

Income Taxes

The income tax provisions for the three and nine months ended September 30, 2001 and 2000 consist solely of certain state minimum fees.  A valuation allowance has been established to completely reserve for the deferred tax assets of the Company due to the Company’s history of generating net operating losses.

Liquidity and Capital Resources

As of September 30, 2001, the Company had $2,558,000 in cash and cash equivalents, working capital of $2,350,000, and no material borrowings.  The Company’s line of credit agreement with a bank expired on September 30, 2001. The Company is in the process of reviewing various options for working capital borrowings.

Cash flows used in operations decreased to $227,000 in the first nine months of 2001 from $1,965,000 in the first nine months of 2000.  In both nine-month periods, cash flows were used primarily to fund operating losses, which were partially offset by non-cash expenses for depreciation and amortization.  An increase in deferred revenue and accrued payroll and other liabilities increased operating cash flows for the nine months ended September 30, 2001 and 2000, while an increase in accounts receivable, prepaid expenses and other current assets decreased operating cash flows for the nine months ended September 30, 2001 and 2000.

The increases in deferred revenue for the nine months ended September 30, 2001 and 2000 were primarily due to volume increases in Vitrea 2 sales, renewals of annual maintenance and an increase in long-term prepaid maintenance.  The decrease in accounts payable for the nine months ended September 30, 2001 was due to the timing of purchases of hardware sold with the Vitrea 2 system.

Net investing activities used $868,000 of cash in the nine months ended September 30, 2001, of which $368,000 was for property and equipment additions, primarily to upgrade computer equipment.  In July 2001, the Company entered into an agreement to license technology from a third party.  The Company paid $500,000 to the licensor and is obligated to pay an additional $250,000 plus interest in two installments of $125,000 on each of the first two anniversary dates of the agreement.  The Company added property and equipment of $1,218,000 in the nine months ended September 30, 2000, primarily furniture for the Company’s new facility.

Cash provided by financing activities totaled $1,362,000 and $238,000 for the nine months ended September 30, 2001 and 2000, respectively, resulting from the sale of common stock upon the exercise of stock options and warrants.  The warrants were issued as part of a private placement in December 1999.  During the fourth quarter of 2001, the Company entered into a development, supply, marketing and distribution agreement with E-Z-EM, Inc.  In conjunction with this agreement, E-Z-EM purchased $500,000 of newly issued common stock of Vital Images, Inc.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company’s exposure to interest rate risk is generally limited to interest income sensitivity, which is affected by changes in the general level of United States interest rates.  It is the Company’s practice not to enter into derivative financial instruments.

Foreign Currency Rate Risk

As described above, substantially all of the Company’s foreign transactions are negotiated, invoiced and paid in U.S. dollars.  Therefore, the Company does not currently have any significant foreign currency exposure, and it does not expect to incur any currency-related gains or losses in 2001.  The Company did not engage in foreign currency hedging activities during the nine months ended September 30, 2001.

PART II.  OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

None.

ITEM 2.    CHANGES IN SECURITIES

During the three months ended September 30, 2001, the Company sold approximately 305,000 shares of its common stock at a price of $3.75 per share upon the exercise of warrants issued by the Company and acquired by investors in the Company’s December 1999 private placement.  No underwriter or agent was involved in the exercise of the warrants.  The sales were exempt under Rule 506 and under Section 4(2) of the Securities Act of 1933 based, in part, on the representations of the buyers made when they exercised the warrants as to the restrictions on the resale of the shares and related matters.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8–K

(a)           Exhibits.   The exhibits to this quarterly report on Form 10-Q are listed in the exhibit index beginning on page 15.

(b)           Form 8-K. The Company filed no reports on Form 8-K during the three months ended September 30, 2001 or during the period from September 30, 2001 to the date of filing of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VITAL IMAGES, INC.

November 14, 2001	/s/ Gregory S. Furness
Gregory S. Furness
Chief Financial Officer and
Senior Vice President-Finance
(Chief Accounting Officer)

VITAL IMAGES, INC.

INDEX TO EXHIBITS

10.32                Technology License Agreement between PointDX, Inc. and Vital Images, Inc. (filed herewith electronically) (Confidential treatment has been requested for portions of this exhibit).

10.33                Development, Supply, Marketing and Distribution Agreement between Vital Images, Inc. and E-Z-EM, Inc. (filed herewith electronically) (Confidential treatment has been requested for portions of this exhibit).