Form 10-Q
period 2002-03-31
VITAL IMAGES INC
filed 2002-05-07
CIK 912888

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No  ☐

On April 30, 2002, there were 8,733,040 shares of the Registrant’s common stock, par value $.01 per share, outstanding.

VITAL IMAGES, INC.

Form 10-Q

March 31, 2002

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VITAL IMAGES, INC.

BALANCE SHEETS

AS OF MARCH 31, 2002 AND DECEMBER 31, 2001

	March 31, 2002	December 31, 2001
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,319,339	$6,830,906
Accounts receivable, net of allowance for doubtful accounts of $200,000 and $185,000 as of March 31, 2002 and December 31, 2001, respectively	4,372,894	3,637,954
Prepaid expenses and other current assets	622,678	557,833
Total current assets	12,314,911	11,026,693
Property and equipment, net	1,769,640	1,552,116
Licensed technology, net	660,000	690,000

TOTAL ASSETS	$14,744,551	$13,268,809

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$862,769	$864,385
Accrued payroll	769,993	1,326,214
Deferred revenue	2,355,640	2,199,465
Accrued royalties	400,938	362,637
Other current liabilities	452,065	179,610
Total current liabilities	4,841,405	4,932,311
Deferred revenue	255,446	285,709
Total liabilities	5,096,851	5,218,020

Shareholders’ equity:
Preferred stock: $.01 par value; 5,000,000 shares authorized; none issued or outstanding as of March 31, 2002 and December 31, 2001	—	—
Common stock: $.01 par value; 20,000,000 shares authorized; 8,713,160 and 8,186,092 shares issued and outstanding as of March 31, 2002 and December 31, 2001, respectively	87,132	81,861
Additional paid-in capital	30,685,157	28,846,906
Accumulated deficit	(21,124,589)	(20,877,978)
Total shareholders’ equity	9,647,700	8,050,789

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$14,744,551	$13,268,809

(The accompanying notes are an integral part of the interim financial statements.)

VITAL IMAGES, INC.

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

	For the Three Months Ended March 31,
	2002	2001
	(Unaudited)
Revenue:
License fees	$3,025,578	$2,147,455
Maintenance and services	896,489	448,155
Hardware	521,355	735,613
Total revenue	4,443,422	3,331,223

Cost of revenue:
License fees	249,019	68,065
Maintenance and services	363,192	122,747
Hardware	353,859	611,504
Total cost of revenue	966,070	802,316

Gross margin	3,477,352	2,528,907

Operating expenses:
Sales and marketing	1,791,547	1,631,181
Research and development	930,304	841,118
General and administrative	1,029,367	693,824
Total operating expenses	3,751,218	3,166,123

Operating loss	(273,866)	(637,216)

Interest income, net	30,255	17,828

Loss before income taxes	(243,611)	(619,388)
Income taxes	3,000	3,000

Net loss	$(246,611)	$(622,388)

Net loss per share — basic and diluted	$(0.03)	$(0.09)

Weighted average common shares outstanding — basic and diluted	8,671,804	6,823,904

(The accompanying notes are an integral part of the interim financial statements.)

VITAL IMAGES, INC.

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

	For the Three Months Ended March 31,
	2002	2001
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(246,611)	$(622,388)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	196,215	194,522
Provision for uncollectible accounts receivable	15,000	20,000
Amortization of licensed technology	30,000	—
Stock-based compensation	4,500	—
Changes in operating assets and liabilities:
Accounts receivable	(749,940)	(685,010)
Prepaid expenses and other current assets	(64,845)	10,853
Accounts payable	(1,616)	(242,617)
Deferred revenue	125,912	223,526
Accrued expenses and other liabilities	(245,465)	(133,580)
Net cash used in operating activities	(936,850)	(1,234,694)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(413,739)	(87,474)
Net cash used in investing activities	(413,739)	(87,474)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock under stock warrants	1,719,129	—
Proceeds from sales of common stock under stock plans	119,893	44,289
Net cash provided by financing activities	1,839,022	44,289

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	488,433	(1,277,879)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	6,830,906	2,291,107

CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,319,339	$1,013,228

(The accompanying notes are an integral part of the interim financial statements.)

VITAL IMAGES, INC.

NOTES TO FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION:

The accompanying unaudited financial statements of Vital Images, Inc. (“Vital Images” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments, for a fair presentation have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

(2) MAJOR CUSTOMER AND GEOGRAPHIC DATA:

The following customer accounted for more than 10% of the Company’s total revenue for the periods indicated:

	Significant Customer	Revenue	Percentage of Total Revenue
Three months ended March 31, 2002	Toshiba Corporation, Medical Systems Company	$1,993,000	45%

Three months ended March 31, 2001	Toshiba Corporation, Medical Systems Company	$1,153,000	35%

The Company’s accounts receivable are generally concentrated with a small base of customers.  As of March 31, 2002, there was one customer accounting for 37% of accounts receivable, while as of December 31, 2001, one customer accounted for 18% of accounts receivable.

Export revenue amounted to 7% and 3% of total revenue for the three months ended March 31, 2002 and 2001, respectively.  Substantially all of the Company’s export revenue is negotiated, invoiced and paid in U.S. dollars.  Gross export revenue by geographic area is summarized as follows:

	Three Months Ended March 31,
	2002	2001
Europe	$151,000	$78,000
Asia and Pacific Region	155,000	3,000
Canada, Mexico and other foreign countries	8,000	27,000
Totals	$314,000	$108,000

(3) NET LOSS PER SHARE:

For the three months ended March 31, 2002 and 2001, net loss per share is computed using the weighted average common shares outstanding during the period.  Common share equivalents are not included in the net loss per share calculations, since they are anti-dilutive.  Warrants and options to purchase 2,735,347 and 4,131,750 shares of the Company’s common stock were outstanding as of March 31, 2002 and 2001, respectively, and could potentially dilute basic earnings per share in future periods, if the Company generates net income.

(4) COMPREHENSIVE INCOME:

There was no accumulated other comprehensive income or loss for the three months ended March 31, 2002 and 2001, respectively.

(5) INTANGIBLE ASSETS:

In July 2001, the Company entered into an agreement to license technology from a third party.  The Company paid a total of $750,000 to the licensor during 2001.  The Company recorded this $750,000 purchase as licensed technology and is amortizing it using the straight-line method over the estimated useful life of the technology of 75 months.  The accumulated amortization of the licensed technology was $90,000 and $60,000 at March 31, 2002 and December 31, 2001, respectively.  There were no intangible assets subject to amortization at March 31, 2001.  For the three months ended March 31, 2002, amortization expense for intangible assets was $30,000.  The estimated annual amortization expense for intangible assets is $120,000 for each of the fiscal years ending December 31, 2002, 2003, 2004, 2005, 2006 and 2007.

(6) RECENT ACCOUNTING PRONOUNCEMENTS:

In June 2001, the Financial Accounting Standards Board approved Statements of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets.”  The statements eliminate the pooling-of-interests method of accounting for business combinations and require that goodwill and certain intangible assets not be amortized.  Instead, these assets will be reviewed for impairment at least annually with any related losses recognized when incurred.  SFAS No. 141 is generally effective for business combinations completed after June 30, 2001.  SFAS No. 142 is effective January 1, 2002 for existing goodwill and intangible assets and July 1, 2001 for business combinations completed after June 30, 2001.  The adoption of SFAS No. 141 and No. 142 had no impact on the Company’s financial position or results of operations.

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  This statement addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of and supersedes SFAS No. 121 and APB Opinion No. 30.  SFAS No. 144 is effective for the Company beginning January 1, 2002.  The adoption of SFAS No. 144 had no impact on the Company’s financial position or results of operations.

(7) SHAREHOLDERS' EQUITY:

In December 2001, the Company announced its decision to redeem its outstanding redeemable, five-year common stock warrants issued in conjunction with a December 1999 private placement.  The warrant holders exercised all of the outstanding warrants in December 2001 and January 2002.  The net cash proceeds from the January 2002 exercise of 488,000 warrants were approximately $1,719,000.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Deferred tax asset.  The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such a determination was made. Likewise, should the Company determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such a determination was made.

Long-Lived Assets. The Company periodically reviews the carrying amounts of property and equipment and intangible assets purchased in the normal course of business, to determine whether current events or circumstances, as defined in Statement of Financial Accounting Standard No 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” warrant adjustments to such carrying amounts.  In reviewing the carrying values of property and equipment and intangible assets, the Company considers, among other things, the future cash flows expected from the use of the asset.

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

Revenue from license fees is recognized when persuasive evidence of an agreement exists, shipment of the product has occurred, no significant Company obligations with regard to implementation remain, the fee is fixed and determinable and collection is probable.  Revenue allocable to maintenance is recognized on a straight-line basis over the periods in which it is provided.  The Company evaluates arrangements that include services to determine whether those services are essential to the functionality of other elements of the arrangement.  Generally, the Company’s services are not considered essential to the functionality of other elements, and accordingly, revenue allocable to services is recognized as the services are performed.  In arrangements where the Company is performing significant customization or modification of software, revenue from the arrangements is recognized using contract accounting, generally on a percentage-of-completion basis. Hardware revenue is recognized upon shipment when all other revenue recognition criteria in the arrangement have been met.

Revenue

Total revenue increased 33% to $4,443,000 for the three months ended March 31, 2002 compared to $3,331,000 for the three months ended March 31, 2001.  The revenue growth was driven by the increase in the Company’s core revenue components of software license fees and maintenance and service revenue, which increased 51% to $3,922,000 in the first quarter of 2002 from $2,596,000 in the first quarter of 2001.  License fee revenue increased 41% to $3,026,000 for the three months ended March 31, 2002 from $2,147,000 for the same period in 2001.  The increase in software license fee revenue was primarily from sales from the distribution agreement with Toshiba Corporation, Medical Systems Group (“Toshiba”).  Total revenue from Toshiba totaled $1,993,000, or 45% of first quarter 2002 revenue, compared with $1,153,000, or 35% of first quarter 2001 revenue.  In addition, the Company generated strong revenue growth from the sale of Vitrea® 2 options, including VScore™, CT Colonography and Automated Vessel Measurements.

Maintenance and services revenue increased 100% to $896,000 for the three months ended March 31, 2002 compared to $448,000 for the three months ended March 31, 2001.  The increase in maintenance and services revenue was partially due to revenue from engineering services rendered under the product development agreement with Medtronic Surgical Navigation Technologies (“SNT”).  The Company recorded $175,000 of service revenue for the first quarter of 2002 for the development of certain advanced visualization technology that will be integrated into SNT’s image guided surgery products.  There was an increase in maintenance revenue as the Company added new customers to the installed base and increases in training revenue due to an increase in the number of training sessions sold with customer purchases of software.

Hardware revenue decreased 29% to $521,000 for the first quarter of 2002 from $736,000 in the first quarter of 2001.  This decrease was primarily the result of the change to the sales model with Toshiba made during the third quarter of 2001.  Previously, all of the Company’s sales to Toshiba were complete systems sales, including hardware.  Sales to Toshiba are now software-only sales, which generate higher margins than complete system sales.

Gross Margin

The gross margin percentage increased to 78% for the three months ended March 31, 2002 compared to 76% for the same period last year. The increase in gross margin is primarily attributable to a change in the sales model with Toshiba to software-only sales.  The Company anticipates that as the number of software-only sales continues to account for a more significant proportion of the Company’s total revenue, the overall gross margin percentage in future periods will approximate the results of this quarter.

Sales and Marketing

Sales and marketing expenses increased to $1,792,000, or 40% of total revenue, for the three months ended March 31, 2002, from $1,631,000, or 49% of total revenue, for the three months ended March 31, 2001, a 10% increase.  The expense increase was primarily due to increased compensation costs as a result of additional personnel and increased sales commissions as a result of increased revenue.  There was also an increase in expenses related to selling and promoting Vitrea 2 and Vitrea 2 options.  The Company expects sales and marketing costs to increase in future periods as a result of the cost of additional sales and customer support personnel, but continue to decline as a percentage of total revenue.

Research and Development

Research and development expenses increased 11% to $930,000, or 21% of total revenue, for the three months ended March 31, 2002, compared with $841,000, or 25% of total revenue, for the same period last year.  In addition, $119,000 of first quarter 2002 research and development expenses were classified to cost of revenue because the costs related to the SNT product development agreement.  The expense increase was primarily due to increased compensation costs resulting from additional personnel supporting the development of Vitrea 2 and the amortization of licensed technology for the three months ended March 31, 2002 compared with the three months ended March 31, 2001.  The Company anticipates that research and development costs will increase in future periods as the Company develops software tools for applications with large potential markets, such as cardiovascular disease, disease screening applications such as colon cancer, and surgical and therapy planning, but continue to decline as a percentage of total revenue.

General and Administrative

General and administrative expenses increased to $1,029,000, or 23% of total revenue, for the three months ended March 31, 2002, from $694,000, or 21% of total revenue, for the three months ended March 31, 2001, a 48% increase.  General and administrative expenses for the three months ended March 31, 2002 include $230,000 related to severance for the Company’s former chief executive officer.  General and administrative expenses increased primarily due to the severance costs, compensation costs related to additional personnel and an increase in shareholder communications expense.  Excluding the severance costs incurred in the first quarter of 2002, the Company believes that general and administrative expenses will increase in future periods due to increased infrastructure costs as the business grows, but that they will decrease as a percentage of total revenue.

Results of Operations

The increasing revenue from Vitrea 2 and add-on software options shipments, net of the increased expenses attributable to the development of the Company’s infrastructure, the development and promotion of the Vitrea 2 product and severance costs, resulted in an operating loss of $274,000 for the three months ended March 31, 2002, compared with an operating loss of $637,000 for the three months ended March 31, 2001.

Interest Income

The increase in interest income was due to a higher average balance of cash and cash equivalents during the three months ended March 31, 2002 compared to the three months ended March 31, 2001.

Income Taxes

The income tax provision for the three months ended March 31, 2002 and 2001 consist solely of certain state minimum fees.  A valuation allowance has been established to completely reserve for the deferred tax assets of the Company due to the Company’s history of generating net operating losses.

Liquidity and Capital Resources

As of March 31, 2002, the Company had $7,319,000 in cash and cash equivalents, working capital of $7,474,000, and no borrowings.

Cash flows used in operations decreased to $937,000 in the first three months of 2002 from $1,235,000 in the first three months of 2001.  In both three-month periods, cash flows were used primarily to fund operating losses, an increase in accounts receivable and a decrease in accrued expenses, which were partially offset by non-cash expenses for depreciation and amortization and an increase in deferred revenue.  In addition, a decrease in accounts payable for the three months ended March 31, 2001 was a significant use of cash.

The increases in accounts receivable for the three months ended March 31, 2002 and 2001 were primarily due to volume increases in Vitrea 2 sales.  The increases in deferred revenue for the three months ended March 31, 2002 and 2001 were primarily due to volume increases in Vitrea 2 sales and renewals of annual maintenance.  The decreases in accrued expenses as of March 31, 2002 and 2001 were due to the payment of bonuses that had been accrued at the end of the prior fiscal year.

Net investing activities used $414,000 and $87,000 of cash for property and equipment additions in the three months ended March 31, 2002 and 2001, respectively.  The purchases for both quarters were primarily to upgrade computer equipment and to purchase computer equipment for new personnel.

Cash provided by financing activities totaled $1,839,000 and $44,000 for the three months ended March 31, 2002 and 2001, respectively, resulting from the sale of common stock under the Company’s stock plans and upon the exercise of stock warrants.  In December 2001, the Company announced its decision to exercise its right to redeem its outstanding redeemable, five-year common stock warrants issued in conjunction with a December 1999 private placement.  The warrant holders exercised all of the outstanding warrants in December 2001 and January 2002.  The net cash proceeds from the January 2002 exercises were $1,719,000.

The Company has never paid or declared any cash dividends and does not intend to pay dividends in the near future.

The following summarizes our contractual obligations, including purchase commitments as of March 31, 2002, and the effect such obligations are expected to have on our liquidity and cash flow for the years ended December 31:

	2002	2003	2004	2005	2006

Operating leases	$353,000	$383,000	$385,000	$225,000	$—

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

Certain Important Factors

This Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and information that are based on management’s beliefs, as well as on assumptions made by, and upon information currently available to, management.  When used in this Form 10-Q, the words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” and “estimate” or similar expressions are intended to identify such forward-looking statements. However, this Form 10-Q also contains other forward-looking statements.  Forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions, including, but not limited to, the following factors, which could cause the Company’s future results and shareholder values to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company: the dependence on growth of the industry in which the Company operates, the extent to which the Company’s products gain market acceptance, the need for and availability of additional capital, regulatory approvals, the potential for litigation regarding patent and other intellectual property rights, the introduction of competitive products by others, dependence on major customers, fluctuations in quarterly results, the progress of product development, the availability of third-party reimbursement, and the receipt and timing of regulatory approvals and other factors detailed from time to time in the Company’s filings with the Securities and Exchange Commission, including those set forth under the heading “Important Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company’s exposure to interest rate risk is generally limited to interest income sensitivity, which is affected by changes in the general level of United States interest rates.  It is the Company’s practice not to enter into derivative financial instrument transactions.

Foreign Currency Rate Risk

As described above, substantially all of the Company’s foreign transactions are negotiated, invoiced and paid in U.S. dollars.  Therefore, the Company does not currently have any significant foreign currency exposure, and it does not expect to incur any significant currency-related gains or losses in 2002.  The Company did not engage in foreign currency hedging activities during the three months ended March 31, 2002 or during fiscal 2001.

PART II.  OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

None.

ITEM 2.    CHANGES IN SECURITIES

During the three months ended March 31, 2002, the Company sold approximately 488,000 shares of its common stock at a price of $3.75 per share upon the exercise of warrants issued by the Company and acquired by investors in the Company’s December 1999 private placement.  No underwriter or agent was involved in the exercise of the warrants.  The sales were exempt under Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933 based, in part, on the representations of the buyers made when they exercised the warrants as to the restrictions on the resale of the shares and related matters.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)                                  Exhibits.   The exhibits to this quarterly report on Form 10-Q are listed in the exhibit index beginning on page 16.

(b)                                 Form 8-K. The Company filed no reports on Form 8-K during the three months ended March 31, 2002 or during the period from March 31, 2002 to the date of filing of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VITAL IMAGES, INC.

May 7, 2002	/s/ Gregory S. Furness
Gregory S. Furness Chief Financial Officer and Senior Vice President-Finance (Chief Accounting Officer)

VITAL IMAGES, INC.

INDEX TO EXHIBITS

10.35                     Marketing and Distribution Agreement between Vital Images, Inc. and Toshiba Corporation, Medical Systems Company (filed herewith electronically) (Confidential treatment has been requested for portions of this exhibit).

10.36                     Severance Agreement dated February 9, 2002 between the Company and Albert Emola (filed herewith electronically).