Form 10-Q
period 2002-06-30
VITAL IMAGES INC
filed 2002-08-12
CIK 912888

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from           to

Commission File Number 0-22229

VITAL IMAGES, INC.
(Exact name of registrant as specified in its charter)

Minnesota	42-1321776
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3300 Fernbrook Lane N., Suite 200 Plymouth, Minnesota	55447
(Address of principal executive offices)	(Zip Code)

(763) 852-4100
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒   No   ☐

On July 31, 2002, there were 8,956,643 shares of the Registrant’s common stock, par value $.01 per share, outstanding.

VITAL IMAGES, INC.

Form 10-Q

June 30, 2002

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VITAL IMAGES, INC.

BALANCE SHEETS

AS OF JUNE 30, 2002 AND DECEMBER 31, 2001

(Unaudited)

	June 30, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$4,337,197	$6,830,906
Marketable securities	4,011,702	—
Accounts receivable, net of allowance for doubtful accounts of $209,000 and $185,000 as of June 30, 2002 and December 31, 2001, respectively	5,050,298	3,637,954
Prepaid expenses and other current assets	626,650	557,833
Total current assets	14,025,847	11,026,693
Property and equipment, net	2,024,035	1,552,116
Licensed technology, net	630,000	690,000

TOTAL ASSETS	$16,679,882	$13,268,809

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,106,920	$864,385
Accrued payroll	958,396	1,326,214
Deferred revenue	3,029,347	2,199,465
Accrued royalties	361,290	362,637
Other current liabilities	236,057	179,610
Total current liabilities	5,692,010	4,932,311
Deferred revenue	221,676	285,709
Total liabilities	5,913,686	5,218,020

Shareholders’ equity:
Preferred stock: $.01 par value; 5,000,000 shares authorized; none issued or outstanding as of June 30, 2002 and December 31, 2001	—	—
Common stock: $.01 par value; 20,000,000 shares authorized; 8,954,813and 8,186,092 shares issued and outstanding as of June 30, 2002 andDecember 31, 2001, respectively	89,548	81,861
Additional paid-in capital	31,600,587	28,846,906
Accumulated deficit	(20,923,939)	(20,877,978)
Total shareholders’ equity	10,766,196	8,050,789

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$16,679,882	$13,268,809

(The accompanying notes are an integral part of the interim financial statements.)

VITAL IMAGES, INC.

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2002	2001	2002	2001
	(Unaudited)		(Unaudited)
Revenue:
License fees	$3,267,563	$2,349,403	$6,293,141	$4,496,858
Maintenance and services	945,417	529,899	1,841,906	978,054
Hardware	661,322	802,105	1,182,677	1,537,718
Total revenue	4,874,302	3,681,407	9,317,724	7,012,630

Cost of revenue:
License fees	234,803	145,419	483,822	213,484
Maintenance and services	329,065	138,077	692,257	260,824
Hardware	553,424	629,157	907,283	1,240,661
Total cost of revenue	1,117,292	912,653	2,083,362	1,714,969

Gross margin	3,757,010	2,768,754	7,234,362	5,297,661

Operating expenses:
Sales and marketing	1,901,129	1,618,230	3,692,676	3,249,411
Research and development	977,288	811,255	1,907,592	1,652,373
General and administrative	706,227	752,320	1,735,594	1,446,144
Total operating expenses	3,584,644	3,181,805	7,335,862	6,347,928

Operating income (loss)	172,366	(413,051)	(101,500)	(1,050,267)

Interest income, net	31,284	14,005	61,539	31,833

Income (loss) before income taxes	203,650	(399,046)	(39,961)	(1,018,434)
Income taxes	3,000	3,000	6,000	6,000

Net income (loss)	$200,650	$(402,046)	$(45,961)	$(1,024,434)

Net income (loss) per share – basic	$0.02	$(0.06)	$(0.01)	$(0.15)

Net income (loss) per share – diluted	$0.02	$(0.06)	$(0.01)	$(0.15)

Shares used in per share calculations:
Basic	8,836,900	6,852,936	8,754,808	6,838,500

Diluted	9,941,793	6,852,936	8,754,808	6,838,500

(The accompanying notes are an integral part of the interim financial statements.)

VITAL IMAGES, INC.

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001

	For the Six Months Ended June 30,
	2002	2001
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(45,961)	$(1,024,434)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	412,191	385,864
Provision for uncollectible accounts receivable	24,000	80,000
Amortization of licensed technology	60,000	—
Stock-based compensation	6,500	—
Changes in operating assets and liabilities:
Accounts receivable	(1,436,344)	(71,825)
Prepaid expenses and other current assets	(68,817)	(61,231)
Accounts payable	242,535	(211,347)
Deferred revenue	765,849	649,296
Accrued expenses and other liabilities	(312,718)	128,780
Net cash used in operating activities	(352,765)	(124,897)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(884,110)	(217,246)
Investments in marketable securities	(4,011,702)	—
Net cash used in investing activities	(4,895,812)	(217,246)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock under warrants	1,719,123	89,071
Proceeds from sales of common stock under stock plans	1,035,745	105,327
Net cash provided by financing activities	2,754,868	194,398

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,493,709)	(147,745)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	6,830,906	2,291,107

CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,337,197	$2,143,362

(The accompanying notes are an integral part of the interim financial statements.)

VITAL IMAGES, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

(1) BASIS OF PRESENTATION:

The accompanying unaudited financial statements of Vital Images, Inc. (“Vital Images” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10–Q and Rule 10–01 of Regulation S–X.  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America.  In the opinion of management, these unaudited financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

(2) MAJOR CUSTOMERS AND GEOGRAPHIC DATA:

The following customers accounted for more than 10% of the Company’s total revenue for the periods indicated:

	Significant Customer	Revenue	Percentage of Total Revenue
Six months ended June 30, 2002	Toshiba Corporation, Medical Systems Group	$3,421,000	37%

Six months ended June 30, 2001	Toshiba Corporation, Medical Systems Group	$1,906,000	27%
	Marconi Medical Systems	$785,000	11%

The Company’s accounts receivable are generally concentrated with a small base of customers.  As of June 30, 2002, there was one customer accounting for 28% of accounts receivable, while as of December 31, 2001, one customer accounted for 18% of accounts receivable.

Export revenue amounted to 7% and 5% of total revenue for the six months ended June 30, 2002 and 2001, respectively.  Substantially all of the Company’s export revenue is negotiated, invoiced and paid in U.S. dollars.  Gross export revenue by geographic area is summarized as follows:

	Six Months Ended June 30,
	2002	2001
Europe	$342,000	$162,000
Asia and Pacific Region	310,000	52,000
Canada, Mexico and other foreign countries	38,000	151,000
Totals	$690,000	$365,000

(3) NET INCOME (LOSS) PER SHARE:

Basic net income (loss) per share is computed using the weighted average number of common shares outstanding for the period.  Diluted net income per share includes the effect of common share equivalents, if any, for each period.  For the three months ended June 30, 2002, 1,105,000 common share equivalents were included in the diluted net income per share calculation.  For the six months ended June 30, 2002 and the three and six months ended June 30, 2001, common share equivalents are not included in the diluted net loss per share calculations, since they are anti-dilutive.  Warrants and options to purchase 2,499,000 and 4,111,000 shares of the Company’s common stock were outstanding as of June 30, 2002 and 2001, respectively, and could potentially dilute basic earnings per share in future periods if the Company generates net income in future periods.

(4) COMPREHENSIVE INCOME:

There was no accumulated other comprehensive income or loss for the three and six months ended June 30, 2002 and 2001.

(5) INTANGIBLE ASSETS:

In July 2001, the Company entered into an agreement to license technology from a third party.  The Company paid a total of $750,000 to the licensor during 2001.  The Company recorded this $750,000 purchase as licensed technology and is amortizing it using the straight-line method over the estimated useful life of the technology of 75 months.  The accumulated amortization of the licensed technology was $120,000 and $60,000 at June 30, 2002 and December 31, 2001, respectively.  There were no intangible assets subject to amortization at June 30, 2001.  For the three months and six months ended June 30, 2002, amortization expense for intangible assets was $30,000 and $60,000, respectively.  The estimated annual amortization expense for intangible assets is $120,000 for each of the fiscal years ending December 31, 2002, 2003, 2004, 2005 and 2006 and $90,000 for the fiscal year ending December 31, 2007.

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

(7) SHAREHOLDERS’ EQUITY:

In December 2001, the Company announced its decision to redeem its outstanding redeemable, five-year common stock warrants issued in a December 1999 private placement of common stock and warrants.  The warrant holders exercised all of the outstanding warrants in December 2001 and January 2002. The net cash proceeds from the January 2002 exercise of 488,000 warrants were approximately $1,719,000.

During the six months ended June 30, 2002, the Company issued approximately 280,000 shares of common stock under the Company's stock plans resulting in proceeds of approximately $1,036,000.

(8) MARKETABLE SECURITIES:

During the period ended June 30, 2002, the Company invested $4,011,702 in marketable securities.  The marketable securities consist of U.S. government notes, U.S. government agency notes and commercial paper. As of June 30, 2002, all of the Company’s marketable securities were classified as available-for-sale.  Available-for-sale securities are stated at fair market value with unrealized holding gains or losses recorded as a separate component of shareholders’ equity.  There were no significant unrealized holding gains or losses during the period ended June 30, 2002.  All but $500,000 of the marketable securities have contractual maturity dates prior to November 30, 2002.  The remaining $500,000 of marketable securities have a contractual maturity date in July 2003.

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

Critical Accounting Policies and Estimates

Management’s discussion and analysis of its financial position and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods.  Actual results could differ from those estimates.  The following represents those critical accounting policies and estimates where materially different amounts could be reported under different conditions or using different assumptions.

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

Long-Lived Assets. The Company periodically reviews the carrying amounts of property and equipment and intangible assets purchased in the normal course of business to determine whether current events or circumstances, as defined in Statement of Financial Accounting Standard No 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” warrant adjustments to such carrying amounts.  In reviewing the carrying values of property and equipment and intangible assets, the Company considers, among other things, the future cash flows expected from the use of the asset.

Revenue Recognition.  The Company recognizes revenue in accordance with AICPA Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-4 and SOP 98-9.  License fees revenue is derived from the licensing of computer software.  Hardware revenue is derived from the sale of system hardware, including peripheral equipment.  Maintenance and service revenue is derived from hardware and software maintenance and from services consisting of installation, training and engineering services.

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

Revenue

Revenue was $4,874,000 for the three months ended June 30, 2002, compared with $3,681,000 for the three months ended June 30, 2001, a 32% increase.  For the six months ended June 30, 2002, revenue was $9,317,000 compared with $7,013,000 in the comparable six-month period of the prior year, a 33% increase. The revenue growth was driven by the increase in the Company’s core revenue components of software license fees and maintenance and services revenue. Core revenue increased 46% to $4,213,000 for the second quarter of 2002 from $2,879,000 for the same period of 2001.  For the six months ended June 30, 2002, core revenue increased 49% to $8,135,000 from $5,475,000 for the six months ended June 30, 2001.  The increase in software license fee revenue for the quarter and year to date resulted primarily from increased sales to Toshiba Corporation, Medical Systems Group (“Toshiba”).

For the six months ended June 30, 2002, revenue from Toshiba totaled $3,421,000, or 37% of 2002 total revenue, compared with $1,906,000, or 27% of 2001 total revenue for the six months ended June 30, 2001.  In addition, the Company continued to generate strong revenue growth from the sale of Vitrea® 2 options, including VScore™, CT Colonography, Automated Vessel Measurements and CT Brain Perfusion.

Maintenance and services revenue increased 78% to $945,000 for the three months ended June 30, 2002 compared to $530,000 for the three months ended June 30, 2001.  Maintenance and services revenue increased 88% to $1,842,000 for the six months ended June 30, 2002 compared to $978,000 for the six months ended June 30, 2001.  The increase in maintenance and services revenue was partially due to revenue from engineering services rendered under product development agreements with Medtronic Surgical Navigation Technologies (“SNT”) and Toshiba.  The Company recorded $145,000 of such service revenue for the second quarter of 2002, bringing to $320,000 the amount of revenue generated during the first six months of 2002 for engineering services rendered to others.  Maintenance revenue increased as the Company added new customers to the installed base and training revenue increased due to an increase in the number of training sessions sold with customer purchases of software.

Hardware revenue decreased 18% to $661,000 for the second quarter of 2002 from $802,000 in the second quarter of 2001.  For the six months ended June 30, 2002, hardware revenue decreased 23% to $1,182,000 from $1,538,000 for the six months ended June 30, 2001.  This decrease was primarily the result of a change to the sales model with Toshiba made during the third quarter of 2001.  Previously, all of the Company’s sales to Toshiba were complete systems sales, including hardware.  System sales to Toshiba are now software-only sales, which generate higher margins, but lower revenue, than complete system sales.

Gross Margin

The gross margin percentage increased to 77% and 78% for the three and six months ended June 30, 2002, respectively, from 75% and 76% for the three and six months ended June 30, 2001, respectively.  The increase in gross margin is primarily attributable to the change in the sales model with Toshiba to software-only sales.  The Company anticipates that as software-only sales continue to account for a more significant proportion of the Company’s total revenue, the overall gross margin percentage in future periods will approximate the results of this quarter.

Sales and Marketing

Sales and marketing expenses increased to $1,901,000, or 39% of total revenue, for the three months ended June 30, 2002, from $1,618,000, or 44% of total revenue, for the three months ended June 30, 2001, a 17% increase.  For the six months ended June 30, 2002, sales and marketing expenses increased 14%, to $3,693,000, or 40% of total revenue, from $3,249,000, or 46% of total revenue, for the six months ended June 30, 2001.  The increases were primarily due to increased compensation costs as a result of additional personnel required to support recent growth and increased sales commissions as a result of increased revenue.  There was also an increase in expenses related to selling and promoting Vitrea 2 and Vitrea 2 options.  The Company expects sales and marketing costs to increase in future periods as a result of the cost of additional sales and customer support personnel, but continue to decline as a percentage of total revenue.

Research and Development

Research and development expenses increased 20% to $977,000, or 20% of total revenue, for the three months ended June 30, 2002, compared with $811,000, or 22% of total revenue, for the same period last year. For the six month period ended June 30, 2002, research and development expenses increased 15% to $1,908,000, or 20% of total revenue, from $1,652,000, or 24% of total revenue, for the comparable period in the prior year.  In addition, $86,000 and $205,000 of expenses were classified in cost of revenue for the second quarter and first six months of 2002, respectively, in connection with engineering services provided to others under various product development agreements.  The expense increase was primarily due to increased compensation costs resulting from additional personnel supporting the development of Vitrea 2, the amortization of licensed technology and an increase in depreciation expense for computer equipment for new personnel as well as upgrades for older computer equipment for the three and six months ended June 30, 2002 compared with the three and six months ended June 30, 2001. The Company anticipates that research and development costs will increase in future periods as the Company develops software tools for applications with large potential markets, such as cardiovascular disease, disease screening applications such as colon cancer, and surgical and therapy planning, but that they will continue to decline as a percentage of total revenue.

General and Administrative

General and administrative expenses decreased to $706,000, or 14% of total revenue, for the three months ended June 30, 2002, from $752,000, or 20% of total revenue, for the three months ended June 30, 2001, a 6% decrease.  The decrease for the three months ended June 30, 2002 compared to June 30, 2001, was primarily due to the timing of shareholder communication expenses and a decrease in bad debt expense.  For the six months ended June 30, 2002, general and administrative expenses increased 20%, to $1,736,000, or 19% of total revenue, from $1,446,000, or 21% of total revenue, for the six months ended June 30, 2001.  General and administrative expenses for the six months ended June 30, 2002 includes $230,000 related to severance for the Company’s former chief executive officer.  General and administrative expenses increased primarily due to the severance costs, higher insurance costs due to the growth of the Company as well as premium rate increases and an increase in consulting fees. Excluding the comparative impact of the severance costs incurred in the first quarter of 2002, the Company believes that general and administrative expenses will increase in future periods due to increased infrastructure costs as the business grows, but that they will decrease as a percentage of total revenue.

Results of Operations

The increasing revenue from Vitrea 2 and add-on software options shipments, net of the increased expenses attributable to the development of the Company’s infrastructure and the development and promotion of the Vitrea 2 product, resulted in operating income of $172,000 and an operating loss of $102,000 for the three and six months ended June 30, 2002, respectively, compared with operating losses of  $413,000 and $1,050,000 for the three and six months ended June 30, 2001, respectively.

Interest Income

The increase in interest income was due to a higher average balance of cash and cash equivalents during the three and six months ended June 30, 2002 compared to the three and six months ended June 30, 2001.

Income Taxes

The income tax provisions for the three and six months ended June 30, 2002 and 2001 consist solely of certain state minimum fees.  A valuation allowance has been established to completely reserve for the deferred tax assets of the Company due to the Company’s history of generating net operating losses.

Liquidity and Capital Resources

As of June 30, 2002, the Company had $4,337,000 in cash and cash equivalents, working capital of $8,334,000, and no material borrowings.

Cash flows used in operations increased slightly to $353,000 in the first six months of 2002 from $125,000 in the first six months of 2001.  In the six-month period ended June 30, 2002, the use of cash resulted primarily from an increase in accounts receivable and a decrease in accrued expenses and other liabilities, partially offset by increases in accounts payable and deferred revenue.  In the six-month period ended June 30, 2001, the use of cash resulted primarily from operating losses and a decrease in accounts payable, partially offset by an increase in deferred revenue.

The increase in accounts receivable for the six months ended June 30, 2002 was primarily due to volume increases in Vitrea 2 sales and a longer average collection period.  The increases in deferred revenue for the six months ended June 30, 2002 and 2001 were primarily due to volume increases in Vitrea 2 sales and renewals of annual maintenance.  The decrease in accounts payable for the six months ended June 30, 2001 was due to the timing of purchases of hardware sold with the Vitrea 2 system. The increase in accounts payable for the six months ended June 30, 2002 was due to the timing of payments.

The Company used $884,000 and $217,000 of cash for net investing activities in the six months ended June 30, 2002 and 2001, respectively, for property and equipment purchases.  The purchases for both periods were primarily to upgrade computer equipment and to purchase computer equipment for new personnel. There were also leasehold improvements in the second quarter of 2002 for a new training facility.  There were $4,012,000 in investments of marketable securities during the period ended June 30, 2002.  The marketable securities are invested in U.S. government, U.S. government agency and corporate commercial obligations.

Cash provided by financing activities totaled $2,755,000 and $194,000 for the six months ended June 30, 2002 and 2001, respectively, resulting from the sale of common stock upon the exercise of options granted under stock option plans and the exercise of warrants.  In December 2001, the Company announced its decision to exercise its right to redeem its outstanding redeemable, five-year common stock warrants issued in a December 1999 private placement. The warrant holders exercised all of the outstanding warrants in December 2001 and January 2002.  The net cash proceeds from the January 2002 exercises were approximately $1,719,000.

The Company has never paid or declared any cash dividends and does not intend to pay dividends in the near future.

The following summarizes our contractual obligations, including purchase commitments as of June 30, 2002, and the effect such obligations are expected to have on our liquidity and cash flow for the years ended December 31:

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

It is the Company’s practice not to enter into derivative financial instruments.  The Company’s exposure to market risk is limited to interest income sensitivity, which is affected by changes in the general level of United States interest rates, particularly because the Company’s marketable securities are generally in debt securities issued by corporations and the United States government.  The Company’s investments are with high-quality issuers and the amount of credit exposure to any one issuer is limited.  Accordingly, the Company believes that it does not have significant overall market risk exposure as of June 30, 2002.

Foreign Currency Rate Risk

As described above, substantially all of the Company’s foreign transactions are negotiated, invoiced and paid in U.S. dollars.  Therefore, the Company does not currently have any significant foreign currency exposure, and it does not expect to incur any significant currency-related gains or losses in 2002.  The Company did not engage in foreign currency hedging activities during the six months ended June 30, 2002 or during fiscal 2001.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

None.

ITEM 2.   CHANGES IN SECURITIES

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Shareholders held on May 8, 2002, the following proposals were adopted by the margins indicated:

1.              Elect a Board of Directors to hold office until the next Annual Meeting of Shareholders and until their successors are elected and qualified.

	Number of Shares
	For	Withheld

Douglas M. Pihl	6,930,080	32,277
Jay D. Miller	6,881,313	81,044
Vincent J. Argiro, Ph.D.	6,881,188	81,169
James B. Hickey, Jr.	6,931,080	31,277
Richard W. Perkins	6,930,240	32,117
Michael W. Vannier, M.D.	6,881,313	81,044
Sven A. Wehrwein	6,391,080	31,277

2.              Amend the 1997 Stock Option and Incentive Plan to increase the number of shares reserved for issuance thereunder.

Number of Shares Voted			Broker Non-votes
Voted For	Voted Against	Abstain
2,893,197	818,739	71,850	3,783,786

3.              Amend the 1997 Director Stock Option Plan to increase the number of shares reserved for issuance thereunder.

Number of Shares Voted			Broker Non-votes
Voted For	Voted Against	Abstain
2,860,320	861,141	62,325	3,783,786

4.              Appoint PricewaterhouseCoopers LLP as independent accountants for the year ending December 31, 2002.

Number of Shares Voted			Broker Non-votes
Voted For	Voted Against	Abstain
6,918,834	8,275	35,248	—

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8–K

(a)                                  Exhibits.

99.1                           Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2                           Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)                                 Form 8-K. The Company filed no reports on Form 8-K during the three months ended June 30, 2002 or during the period from June 30, 2002 to the date of filing of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VITAL IMAGES, INC.

August 12, 2002	/s/ Gregory S. Furness
Gregory S. Furness
Chief Financial Officer and
Senior Vice President-Finance
(Chief Accounting Officer)