Form 10-Q
period 2002-09-30
VITAL IMAGES INC
filed 2002-11-15
CIK 912888

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

On November 8, 2002, there were 8,978,574 shares of the Registrant’s common stock, par value $.01 per share, outstanding.

VITAL IMAGES, INC.

Form 10-Q

September 30, 2002

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VITAL IMAGES, INC.
BALANCE SHEETS
AS OF SEPTEMBER 30, 2002 AND DECEMBER 31, 2001
(Unaudited)

	September 30, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$5,119,780	$6,830,906
Marketable securities	3,909,465	—
Accounts receivable, net of allowance for doubtful accounts of $218,000 and $185,000 as of September 30, 2002 and December 31, 2001, respectively	5,784,371	3,637,954
Prepaid expenses and other current assets	706,819	557,833
Total current assets	15,520,435	11,026,693
Property and equipment, net	1,943,030	1,552,116
Licensed technology, net	600,000	690,000

TOTAL ASSETS	$18,063,465	$13,268,809

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$938,156	$864,385
Accrued payroll	1,282,680	1,326,214
Deferred revenue	3,736,654	2,199,465
Accrued royalties	461,482	362,637
Other current liabilities	239,898	179,610
Total current liabilities	6,658,870	4,932,311
Deferred revenue	184,156	285,709
Total liabilities	6,843,026	5,218,020

Shareholders’ equity:
Preferred stock: $.01 par value; 5,000,000 shares authorized; none issued or outstanding as of September 30, 2002 and December 31, 2001	—	—
Common stock: $.01 par value; 20,000,000 shares authorized; 8,963,459 and 8,186,092 shares issued and outstanding as of September 30, 2002 and December 31, 2001, respectively	89,635	81,861
Additional paid-in capital	31,635,594	28,846,906
Accumulated deficit	(20,504,790)	(20,877,978)
Total shareholders’ equity	11,220,439	8,050,789

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$18,063,465	$13,268,809

(The accompanying notes are an integral part of the interim financial statements.)

VITAL IMAGES, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2002	2001	2002	2001
	(Unaudited)		(Unaudited)
Revenue:
License fees	$4,022,420	$2,575,648	$10,315,561	$7,072,506
Maintenance and services	836,482	547,290	2,678,388	1,525,344
Hardware	733,987	510,458	1,916,664	2,048,176
Total revenue	5,592,889	3,633,396	14,910,613	10,646,026

Cost of revenue:
License fees	307,388	194,262	791,210	407,746
Maintenance and services	208,379	148,339	900,636	409,163
Hardware	566,091	391,133	1,473,374	1,631,794
Total cost of revenue	1,081,858	733,734	3,165,220	2,448,703

Gross margin	4,511,031	2,899,662	11,745,393	8,197,323

Operating expenses:
Sales and marketing	2,200,682	1,587,164	5,893,358	4,836,575
Research and development	1,184,030	853,522	3,091,622	2,505,895
General and administrative	736,622	597,354	2,472,216	2,043,498
Total operating expenses	4,121,334	3,038,040	11,457,196	9,385,968

Operating income (loss)	389,697	(138,378)	288,197	(1,188,645)

Interest income, net	32,452	9,786	93,991	41,619

Income (loss) before income taxes	422,149	(128,592)	382,188	(1,147,026)
Income taxes	3,000	3,000	9,000	9,000

Net income (loss)	$419,149	$(131,592)	$373,188	$(1,156,026)

Net income (loss) per share – basic	$0.05	$(0.02)	$0.04	$(0.17)

Net income (loss) per share – diluted	$0.04	$(0.02)	$0.04	$(0.17)

Shares used in per share calculations:
Basic	8,956,337	7,119,028	8,822,722	6,933,037

Diluted	9,623,682	7,119,028	9,809,445	6,933,037

(The accompanying notes are an integral part of the interim financial statements.)

VITAL IMAGES, INC.
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

	For the Nine Months Ended September 30,
	2002	2001
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$373,188	$(1,156,026)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	643,871	564,337
Provision for uncollectible accounts receivable	33,000	105,000
Amortization of licensed technology	90,000	30,000
Stock-based compensation	7,300	—
Changes in operating assets and liabilities:
Accounts receivable	(2,179,417)	(406,186)
Prepaid expenses and other current assets	(148,986)	(382,251)
Accounts payable	73,771	(165,686)
Deferred revenue	1,435,636	765,605
Accrued expenses and other liabilities	115,599	417,837
Net cash provided by (used in) operating activities	443,962	(227,370)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(1,034,785)	(367,970)
Additions to licensed technology	—	(500,000)
Investments in marketable securities	(5,932,219)	—
Maturities of marketable securities	2,022,754	—
Net cash used in investing activities	(4,944,250)	(867,970)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock under warrants	1,719,123	1,231,421
Proceeds from sales of common stock under stock plans	1,070,039	130,571
Net cash provided by financing activities	2,789,162	1,361,992

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,711,126)	266,652

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	6,830,906	2,291,107

CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,119,780	$2,557,759

(The accompanying notes are an integral part of the interim financial statements.)

VITAL IMAGES, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

(1) BASIS OF PRESENTATION:

The accompanying unaudited financial statements of Vital Images, Inc. (“Vital Images” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America.  In the opinion of management, these unaudited financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. Operating results for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

(2) MAJOR CUSTOMERS AND GEOGRAPHIC DATA:

The following customers accounted for more than 10% of the Company’s total revenue for the periods indicated:

	Significant Customer	Revenue	Percentage of Total Revenue
Nine months ended September 30, 2002	Toshiba Corporation, Medical Systems Group	$5,486,000	37%

Nine months ended September 30, 2001	Toshiba Corporation, Medical Systems Group	$2,892,000	27%

The Company’s accounts receivable are generally concentrated with a small base of customers.  As of September 30, 2002, there was one customer accounting for 37% of accounts receivable, while as of December 31, 2001, one customer accounted for 18% of accounts receivable.

Export revenue amounted to 8% and 5% of total revenue for the nine months ended September 30, 2002 and 2001, respectively.  Substantially all of the Company’s export revenue is negotiated, invoiced and paid in U.S. dollars.  Gross export revenue by geographic area is summarized as follows:

	Nine Months Ended September 30,
	2002	2001
Europe	$652,000	$311,000
Asia and Pacific Region	457,000	56,000
Canada, Mexico and other foreign countries	92,000	152,000
Totals	$1,201,000	$519,000

(3) NET INCOME (LOSS) PER SHARE:

Basic net income (loss) per share is computed using the weighted average number of common shares outstanding for the period.  Diluted net income per share includes the effect of common share equivalents, if any, for each period.  For the three and nine months ended September 30, 2002, 667,000 and 987,000 common share equivalents, respectively, were included in the diluted net income per share calculation.  For the three and nine months ended September 30, 2001, common share equivalents are not included in the diluted net loss per share calculations, since they are anti-dilutive.  Warrants and options to purchase 2,550,000 and 3,797,000 shares of the Company’s common stock were outstanding as of September 30, 2002 and 2001, respectively, and could potentially dilute basic earnings per share in future periods if the Company generates net income in future periods.

(4) COMPREHENSIVE INCOME:

There was no accumulated other comprehensive income or loss for the three and nine months ended September 30, 2002 and 2001.

(5) INTANGIBLE ASSETS:

In July 2001, the Company entered into an agreement to license technology from a third party.  The Company paid a total of $750,000 to the licensor during 2001.  The Company recorded this $750,000 purchase as licensed technology and is amortizing it using the straight-line method over the estimated useful life of the technology of 75 months.  The accumulated amortization of the licensed technology was $150,000 and $60,000 at September 30, 2002 and December 31, 2001, respectively.  For the three months and nine months ended September 30, 2002, amortization expense for intangible assets was $30,000 and $90,000, respectively.  Amortization expense for intangible assets was $30,000 for the three months and nine months ended September 30, 2001.  The estimated annual amortization expense for intangible assets is $120,000 for each of the fiscal years ending December 31, 2002, 2003, 2004, 2005 and 2006 and $90,000 for the fiscal year ending December 31, 2007.

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

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that Statement, FASB Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” SFAS No. 145 also rescinds FASB Statement No. 44, “Accounting for Intangible Assets of Motor Carriers,” and amends FASB Statement No. 13, “Accounting for Leases.”  The Company does not expect this statement to materially affect its financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit of Disposal Activities,” which replaces Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002.  The Company does not expect this statement to materially affect its financial position or results of operations.

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

During the nine months ended September 30, 2002, the Company issued approximately 289,000 shares of common stock upon the exercise of options granted under the Company’s stock plans, resulting in proceeds of approximately $1,070,000.

(8) MARKETABLE SECURITIES:

During the nine month period ended September 30, 2002, the Company invested $5,932,219 in marketable securities and had maturities of marketable securities of $2,022,754.  The marketable securities consist of U.S. government notes, U.S. government agency notes and commercial paper. As of September 30, 2002, all of the Company’s marketable securities were classified as available-for-sale.  Available-for-sale securities are stated at fair market value with unrealized holding gains or losses recorded as a separate component of shareholders’ equity.  There were no significant unrealized holding gains or losses during the nine months ended September 30, 2002.  All but $500,000 of the marketable securities have contractual maturity dates prior to June 30, 2003. The remaining $500,000 of marketable securities have a contractual maturity date in February 2004.

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

Revenue

Revenue was $5,593,000 for the three months ended September 30, 2002, compared with $3,633,000 for the three months ended September 30, 2001, a 54% increase.  For the nine months ended September 30, 2002, revenue was $14,910,000 compared with $10,646,000 in the comparable nine-month period of the prior year, a 40% increase. The revenue growth was driven by the increase in the Company’s core revenue components of software license fees and maintenance and services revenue. Core revenue increased 56% to $4,859,000 for the third quarter of 2002 from $3,123,000 for the same period of 2001.  For the nine months ended September 30, 2002, core revenue increased 51% to $12,994,000 from $8,598,000 for the nine months ended September 30, 2001.  The increase in software license fee revenue for the quarter and year to date resulted from increased sales to Toshiba Corporation, Medical Systems Group (“Toshiba”) and to end users through our direct sales channel.

For the nine months ended September 30, 2002, revenue from Toshiba totaled $5,486,000, or 37% of 2002 total revenue, compared with $2,892,000, or 27% of 2001 total revenue for the nine months ended September 30, 2001.  In addition, the Company continued to generate strong revenue growth from the sale of Vitrea® 2 options, including VScore™, CT Colonography, Automated Vessel Measurements and CT Brain Perfusion.

Maintenance and services revenue increased 53% to $836,000 for the three months ended September 30, 2002 compared to $547,000 for the three months ended September 30, 2001.  Maintenance and services revenue increased 76% to $2,678,000 for the nine months ended September 30, 2002 compared to $1,525,000 for the nine months ended September 30, 2001.  The increase in maintenance and services revenue for the nine months ended September 30, 2002 was partially due to revenue from engineering services rendered under product development agreements with Medtronic Surgical Navigation Technologies (“SNT”) and Toshiba.

The Company recorded $320,000 of such services revenue for the nine months ended September 30, 2002 for engineering services rendered to others.  Maintenance revenue for the three and nine months ended September 30, 2002 increased as the Company added new customers to the installed base, and training revenue increased due to an increase in the number of training sessions sold with customer purchases of software.

Hardware revenue increased 44% to $734,000 for the third quarter of 2002 from $510,000 in the third quarter of 2001.  For the nine months ended September 30, 2002, hardware revenue decreased 6% to $1,917,000 from $2,048,000 for the nine months ended September 30, 2001.  This decrease was primarily the result of a change to the sales model with Toshiba made during the third quarter of 2001.  Previously, all of the Company’s sales to Toshiba were complete systems sales, including hardware.  Sales to Toshiba are now software-only sales, which generate higher margins, but lower revenue, than complete system sales.

Gross Margin

The gross margin percentage increased to 81% and 79% for the three and nine months ended September 30, 2002, respectively, from 80% and 77% for the three and nine months ended September 30, 2001, respectively. The increase in gross margin is primarily attributable to the change in the sales model with Toshiba to software-only sales.  The Company anticipates that as software-only sales continue to account for a more significant proportion of the Company’s total revenue, the overall gross margin percentage in future periods will approximate the results of this quarter.

Sales and Marketing

Sales and marketing expenses increased to $2,201,000, or 39% of total revenue, for the three months ended September 30, 2002 from $1,587,000, or 44% of total revenue, for the three months ended September 30, 2001, a 39% increase.  For the nine months ended September 30, 2002, sales and marketing expenses increased 22% to $5,893,000, or 40% of total revenue, from $4,837,000, or 46% of total revenue, for the nine months ended September 30, 2001.  The increases were primarily due to increased compensation costs as a result of additional personnel required to support recent growth and increased sales commissions as a result of increased revenue.  There was also an increase in expenses related to selling and promoting Vitrea 2 and Vitrea 2 options.  The Company expects sales and marketing costs to increase in future periods as a result of the cost of additional sales and customer support personnel but to continue to decline as a percentage of total revenue.

Research and Development

Research and development expenses increased 39% to $1,184,000, or 21% of total revenue, for the three months ended September 30,  2002, compared with $854,000, or 24% of total revenue, for the same period last year. For the nine month period ended September 30,  2002, research and development expenses increased 23% to $3,092,000, or 21% of total revenue, from $2,506,000, or 24% of total revenue, for the comparable period in the prior year.  In addition, $205,000 of expenses was classified in cost of revenue for the first nine months of 2002 in connection with engineering services provided to others under various product development agreements.  The expense increase was primarily due to increased compensation costs resulting from additional personnel supporting the development of Vitrea 2, the amortization of licensed technology and an increase in depreciation expense for computer equipment for new personnel as well as upgrades for older computer equipment for the three and nine months ended September 30, 2002 compared with the three and nine months ended September 30, 2001. The Company anticipates that research and development costs will increase in future periods as the Company develops software tools for applications with large potential markets, such as cardiovascular disease, disease screening applications such as colon cancer, and surgical and therapy planning, but that they will continue to decline as a percentage of total revenue.

General and Administrative

General and administrative expenses increased to $737,000, or 13% of total revenue, for the three months ended September 30, 2002, from $597,000, or 16% of total revenue, for the three months ended September 30, 2001, a 23% increase.  The increase for the three months ended September 30, 2002 compared to September 30, 2001 was primarily due an increase in investor relations and shareholder communication expenses, higher insurance costs due to the growth of the Company as well as premium rate increases and an increase in consulting fees.  For the nine months ended September 30, 2002, general and administrative expenses increased 21% to $2,472,000, or 17% of total revenue, from $2,043,000, or 19% of total revenue, for the nine months ended September 30, 2001.  General and administrative expenses for the nine months ended September 30, 2002 include $230,000 related to severance for the Company’s former chief executive officer, which was incurred in the first quarter.  For the nine months ended September 30, 2002, general and administrative expenses increased primarily due to the severance costs, higher insurance costs due to the growth of the Company as well as premium rate increases and an increase in consulting fees. Excluding the comparative impact of the severance costs incurred in the first quarter of 2002, the Company believes that general and administrative expenses will increase in future periods due to increased infrastructure costs as the business grows, but that they will decrease as a percentage of total revenue.

Results of Operations

The increasing revenue from Vitrea 2 and add-on software options shipments, net of the increased expenses attributable to the development of the Company’s infrastructure and the development and promotion of the Vitrea 2 product, resulted in operating income of $390,000 and $288,000 for the three and nine months ended September 30, 2002, respectively, compared with operating losses of  $138,000 and $1,189,000 for the three and nine months ended September 30, 2001, respectively.

Interest Income

The increase in interest income was due to a higher average balance of cash, cash equivalents and marketable securities during the three and nine months ended September 30, 2002 compared to the three and nine months ended September 30, 2001.

Income Taxes

The income tax provisions for the three and nine months ended September 30, 2002 and 2001 consist solely of certain state minimum fees.  A valuation allowance has been established to completely reserve for the deferred tax assets of the Company due to the Company’s history of generating net operating losses.

Liquidity and Capital Resources

As of September 30, 2002, the Company had $5,120,000 in cash and cash equivalents, working capital of $8,862,000, and no material borrowings.

In the first nine months of 2002, net cash provided by operations was $444,000 compared to cash used in operations of $227,000 in the nine months ended September 30, 2001.  In the nine-month period ended September 30, 2002, the generation of cash was primarily from operating income, an increase in deferred revenue and non-cash expenses related to depreciation and amortization partially offset by an increase in accounts receivable.  For the nine-month period ended September 30, 2001, cash flows were used primarily to fund operating losses and an increase in accounts receivable, which were partially offset by an increase in deferred revenue and non-cash expenses related to depreciation and amortization.  An increase in accrued expenses and other liabilities increased operating cash flows for the nine months ended September 30, 2002 and 2001, while an increase in prepaid expenses and other current assets decreased operating cash flows for the nine months ended September 30, 2002 and 2001.

The increase in accounts receivable for the nine months ended September 30, 2002 and 2001 was primarily due to volume increases in Vitrea 2 sales and a longer average collection period.  The increases in deferred revenue for the nine months ended September 30, 2002 and 2001 were primarily due to volume increases in Vitrea 2 sales and renewals of annual maintenance.  The decrease in accounts payable for the nine months ended September 30, 2001 was due to the timing of purchases of hardware sold with the Vitrea 2 system. The increase in accounts payable for the nine months ended September 30, 2002 was due to the timing of payments.

The Company used $4,944,000 and $868,000 of cash for net investing activities in the nine months ended September 30, 2002 and 2001, respectively.  Additions to property plant and equipment were $1,035,000 and $368,000 for the nine months ended September 30, 2002 and 2001, respectively. The purchases for both periods were primarily to upgrade computer equipment and to purchase computer equipment for new personnel. Capital expenditures included leasehold improvements during the second quarter of 2002 for a new training facility.  For the nine months ended September 30, 2001, the company entered into an agreement to license technology from a third party for $500,000 and was obligated to pay an additional $250,000 plus interest.  The additional $250,000 plus interest was paid in full in December 2001.  There were $5,932,000 in investments of marketable securities and $2,023,000 in maturities of marketable securities during the period ended September 30, 2002.  The marketable securities are invested in U.S. government obligations, U.S. government agency obligations, corporate commercial obligations and certificates of deposits.

Cash provided by financing activities totaled $2,789,000 and $1,362,000 for the nine months ended September 30, 2002 and 2001, respectively, resulting from the sale of common stock upon the exercise of options granted under stock option plans and the exercise of warrants.  In December 2001, the Company announced its decision to exercise its right to redeem its outstanding redeemable, five-year common stock warrants issued in a December 1999 private placement. The warrant holders exercised all of the outstanding warrants in December 2001 and January 2002.  The net cash proceeds from the January 2002 exercises were approximately $1,719,000.

The Company has never paid or declared any cash dividends and does not intend to pay dividends in the near future.

The following summarizes our contractual obligations, including purchase commitments, as of September 30, 2002, and the effect such obligations are expected to have on our liquidity and cash flow for each of the next five the years ended December 31:

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

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board approved Statements of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”, and No. 142, “Goodwill and Other Intangible Assets.” The statements eliminate the pooling-of-interests method of accounting for business combinations and require that goodwill and certain intangible assets not be amortized.  Instead, these assets will be reviewed for impairment at least annually with any related losses recognized when incurred.  SFAS No. 141 is generally effective for business combinations completed after September 30, 2001.  SFAS No. 142 is effective January 1, 2002 for existing goodwill and intangible assets and July 1, 2001 for business combinations completed after September 30, 2001.  The adoption of SFAS No. 141 and No. 142 had no impact on the Company’s financial position or results of operations.

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

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that Statement, FASB Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” SFAS No. 145 also rescinds FASB Statement No. 44, “Accounting for Intangible Assets of Motor Carriers,” and amends FASB Statement No. 13, “Accounting for Leases.”  The Company does not expect this statement to materially affect its financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit of Disposal Activities,” which replaces Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002.  The Company does not expect this statement to materially affect its financial position or results of operations.

Foreign Currency Transactions

Substantially all of the Company’s foreign transactions are negotiated, invoiced and paid in U.S. dollars.

Certain Important Factors

This Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and information that are based on management’s beliefs, as well as on assumptions made by, and upon information currently available to, management.  When used in this Form 10-Q, the words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” and “estimate” or similar expressions are intended to identify such forward-looking statements. However, this Form 10-Q also contains other forward-looking statements.  Forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions, including, but not limited to, the following factors, which could cause the Company’s future results and shareholder values to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company: the dependence on growth of the industry in which the Company operates, the extent to which the Company’s products gain market acceptance, the need for and availability of additional capital, regulatory approvals, the potential for litigation regarding patent and other intellectual property rights, the introduction of competitive products by others, dependence on major customers, fluctuations in quarterly results, the progress of product development, the availability of third-party reimbursement, and the receipt and timing of regulatory approvals and other factors detailed from time to time in the Company’s filings with the Securities and Exchange Commission, including those set forth under the heading “Important Factors” in the Company’s Annual Report on Form 10- K for the year ended December 31, 2001.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

It is the Company’s practice not to enter into derivative financial instruments.  The Company’s exposure to market risk is limited to interest income sensitivity, which is affected by changes in the general level of United States interest rates, particularly because the Company’s marketable securities are generally in debt securities issued by corporations and the United States government.  The Company’s investments are with high-quality issuers and the amount of credit exposure to any one issuer is limited.  Accordingly, the Company believes that it does not have significant overall market risk exposure as of September 30, 2002.

Foreign Currency Rate Risk

As described above, substantially all of the Company’s foreign transactions are negotiated, invoiced and paid in U.S. dollars.  Therefore, the Company does not currently have any significant foreign currency exposure, and it does not expect to incur any significant currency-related gains or losses in 2002.  The Company did not engage in foreign currency hedging activities during the nine months ended September 30, 2002 or during fiscal 2001.

ITEM 4.    CONTROLS AND PROCEDURES

(a)                                  Evaluation of disclosure controls and procedures. Based on their evaluation as of a date within 90 days of the filing date of this report, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)                                 Changes in internal controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

PART II.  OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 2.	CHANGES IN SECURITIES

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)

Form 8-K. The Company filed no reports on Form 8-K during the three months ended September 30, 2002 or during the period from September 30, 2002 to the date of filing of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VITAL IMAGES, INC.

November 14, 2002	/s/ Gregory S. Furness
Gregory S. Furness
Chief Financial Officer and Senior Vice President-Finance (Chief Accounting Officer)

CERTIFICATIONS

I, Jay D. Miller, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Vital Images, Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)     designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)     presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 14, 2002

/s/ Jay D. Miller
Jay D. Miller
President and Chief Executive Officer

I, Gregory S. Furness, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Vital Images, Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)     designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)     presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

d)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

e)     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 14, 2002

/s/ Gregory S. Furness
Gregory S. Furness
Chief Financial Officer and Senior Vice President-Finance