Form 10-K
period 2002-12-31
VITAL IMAGES INC
filed 2003-03-28
CIK 912888

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 0-22229

VITAL IMAGES, INC.

(Exact name of Registrant as specified in its charter)

Minnesota	42-1321776
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3300 Fernbrook Lane, N., Suite 200 Plymouth, Minnesota	55447
(Address of principal executive offices)	(Zip Code)

(763) 852-4100
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 par value Preferred Stock Purchase Rights

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the act).  Yes  ☐  No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant computed by reference to the price at which the common stock was last sold as of June 28, 2002, the last business day of the registrant’s most recently completed second fiscal quarter, was $49,012,000.  The common stock is the registrant’s only class of voting stock.

The number of shares outstanding of the issuer’s classes of common stock as of February 28, 2003: Common stock, $.01 Par Value – 9,039,714.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant’s definitive Proxy Statement in connection with the Annual Meeting of Shareholders to be held May 7, 2003 (“2003 Proxy Statement”) are incorporated by reference into Part III.

VITAL IMAGES, INC.

FORM 10-K

Item 1.                                     BUSINESS

Vital Images, Inc. (“Vital Images” or the “Company”) was incorporated in Iowa in September 1988.  In March 1997, the Company re-incorporated under the laws of the state of Minnesota.  The Company’s principal executive offices are located at 3300 Fernbrook Lane N., Suite 200, Plymouth, MN 55447 (telephone (763) 852-4100, facsimile (763) 852-4110, e-mail – info@vitalimages.com ).  From May 24, 1994 through May 11, 1997, the Company was a wholly-owned subsidiary of Bio-Vascular, Inc. (“Bio-Vascular”), now known as Synovis Life Technologies, Inc.

The Company files annual reports, quarterly reports, proxy statements, and other documents with the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934 (Exchange Act).  The public may read and copy any materials that the company files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street N.W., Washington, D.C. 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  Also, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including the company, that file electronically with the SEC.  The public can obtain any documents that the company files with the SEC at http://www.sec.gov.

The Company also makes available free of charge through its Internet website (http://www.vitalimages.com) the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and, if applicable, amendments to those reports filed or furnished pursuant to the Exchange Act as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC.

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

Vitrea®, Vital Images’ advanced 3D medical imaging product for radiological and surgical applications, received FDA clearance in November 1996 and was released for sale in October 1997.  Due to its speed and ease-of-use, management believes that Vitrea was the first 3D medical imaging product with the ability to appeal primarily to the clinical market.  Historically, 3D medical imaging software was slow, difficult to use, and operated only on expensive workstations.  Consequently, the functionality of such software was appealing only for research applications.  The Company’s Vitrea software combined speed with ease-of-use to enable a physician to access, manipulate and analyze 3D images, typically in less than five to ten minutes.  The Company has released several updates to Vitrea each year, and in February 2003 released Vitrea 2 Version 3.2, which has improved quality, reliability and usability features to meet the diagnostic and treatment planning needs of busy radiology departments. The Company offers Vitrea 2 both as an integrated software and hardware system, consisting of Vitrea 2 software installed on a computer workstation, and as a stand-alone software package.  To date, the Company has licensed over 850 copies of Vitrea and Vitrea 2 to hospitals, clinics, imaging centers and other sites, including 14 of the nation’s top 17 hospitals.

The Company believes that growing acceptance of 3D medical imaging offers Vital Images numerous market expansion opportunities.  Research and development efforts are currently focused on using the Company’s base of visualization technology to expand to other imaging modalities, such as x-ray angiography, as well as expanding the features and functions in the current modalities.  Vital Images is also developing 3D medical imaging software tools for less-invasive screening applications, such as CT colonography for colon cancer screening, surgical planning, intra-operative visualization and real-time interventional 3D visualization.

The Company has a marketing and distribution agreement with Toshiba Corporation, Medical Systems Company ("Toshiba"), which names Vitrea 2 as Toshiba's primary 3D software for use with their CT scanners in the United States and in more than 50 countries in North and South America, Europe, the Middle East, Africa, Australia and Asia, except Japan. The agreement runs through September 30, 2003. Sales by the Company to Toshiba accounted for approximately 34%, 27% and 27% of the Company's total revenue for the years ended December 31, 2002, 2001 and 2000, respectively. See "Business —Marketing and Distribution" and " — Dependence on Major Customers."

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

According to Frost & Sullivan, the estimated U.S. market for 3D diagnostic imaging was $398 million in 2002 and will grow to over $1 billion by 2008, a compound annual growth rate of approximately 20%.  Today, only a minority of hospitals, clinics and imaging centers use 3D medical imaging products in diagnostic imaging.  Recent technological advances in both computer hardware and software development have dramatically improved the cost-to-performance ratio, bringing the prices for 3D medical imaging products into the reach of most healthcare providers.  In addition, increasing clinical awareness, improving utility of applications and an exponential increase in CT slice volumes are driving demand for 3D medical imaging products.

Based on an increasing number of 3D procedures being performed as a result of the growing use of imaging technology, new 3D screening procedures and broader acceptance of 3D applications, Vital Images estimates that the potential worldwide market for 3D medical imaging software and workstations, including the U.S. market, will grow to $2 billion in less than five years.

Technology

The two core technologies underlying the Company’s products are “customized protocols,” which make Vitrea 2 simple to use, and a visualization technique known as “volume rendering.”  A feature critical to Vitrea 2’s speed and ease-of-use are its customized protocols, which provide automated 2D and 3D renderings of scanner data, optimized for individual clinical applications.  Vital Images’ engineers and clinical collaborators have selected specific views for each type of exam Vitrea 2 supports in order to provide immediate, useful 2D and 3D views for the user.  After the selected patient data has been retrieved, Vitrea 2 provides the clinician with up to six views with all visualization parameters pre-set for the specific type of clinical exam.  The visualization settings for these views are stored in Vitrea 2’s software and are automatically and adaptively applied to each patient study, optimizing the views displayed.  By applying this proprietary protocol technique, the system anticipates the clinician’s needs and provides immediately useful views of the patient data.  The use of customized protocols automates the complex and time-consuming approaches inherent in many competing 3D medical imaging products and eliminates the need for the user to be proficient in operating complex graphics programs.  The Company has been issued Patent No. 5,986,662 from the U.S. Patent and Trademark Office for its mechanism for automated protocol selection, Patent No. 6,130,671 for the mechanism to calculate simulated lighting in 3D images and Patent No. 6,219,059 for the user interface and mechanism used to control the relative transparency of 3D data in volume renderings of medical images.

Volume rendering is an advanced technique for displaying three-dimensional views on a computer monitor that the Company believes has significant advantages over the alternative technique, known as “surface rendering.”  Volume rendering permits the direct display of all of the imaging data without mathematical modeling and allows interactive control of the level of “transparency” of the data.  By comparison, surface rendering requires the creation of artificial surfaces based on selected imaging data, and the usefulness of the resulting visual image is largely dependent on where these surfaces are “set” by the clinical technician.  Volume rendering is not dependent on the creation of artificial surfaces and allows visualization of varying components that might otherwise be eliminated from a surface rendered image due to surface approximation.  Because volume rendering uses all of the data and information collected by the imaging equipment, the Company believes visualization processes that use volume rendering provide clinicians with better images to define and display pathology and anatomy in a more useful manner.

Until the last several years, most medical imaging companies largely overlooked volume rendering because the computer power necessary to perform volume rendering was significantly more expensive and intensive than the requirements for surface rendering.  The Company’s experience with volume rendering has its basis in the efforts of Vincent J. Argiro, Ph.D., the founder of the Company, who developed three-dimensional visualization software using volume rendering as an aid in his research in developmental neuroscience.  Dr. Argiro focused on accelerating the performance of volume rendering on standard computer platforms.  As a result of his work, he developed expertise in accelerated volume rendering, which forms the core of the Company’s volume rendering technology.  Because the performance of standard computer platforms has increased while the relative cost of such performance has decreased, the Company believes that volume rendering has become a more accessible imaging solution for routine clinical applications.

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

Both of these imaging technologies capture data that provide a physician with a graphical representation of the inside of the human body.  These images have traditionally been viewed as a series of two-dimensional, cross-sectional slices on x-ray-type film.  As computer processing speed increased, software performance improved and networking technologies developed, manufacturers of scanning equipment began offering integrated systems that allowed clinicians to view, analyze and manipulate these medical images in a digital environment.  These systems first visualized individual slices, or pictures, on a computer monitor and later provided views of multiple slices.  More recently, medical imaging systems began to permit viewing and manipulation of large, multiple slice data sets as a single, three-dimensional image on a computer workstation.  Today, the 3D medical imaging industry involves the creation, visualization, manipulation, analysis and communication of medical images in two, three and four dimensions.

Initially, the 3D medical imaging industry and the markets for 3D medical imaging products lagged the market for imaging devices due to the lack of industry standards for the generation, transmission and storage of medical imaging data and due to computer costs and performance considerations.  After a time, many of the technical and cost barriers to growth in the 3D medical imaging industry and the PACS industry began to erode.  In particular, the medical industry embraced an image transmission and archiving standard called DICOM, promulgated by the American College of Radiology and the National Electronic Manufacturer’s Association.  This standard permits imaging, visualization, networking and archiving systems from different vendors to work cooperatively within a single network.  In addition, the cost-to-performance ratio of computer products used in visualization and PACS has improved dramatically, bringing the prices for 3D medical imaging capabilities and PACS within the grasp of most healthcare providers.  The Company believes that the acceptance of industry standards such as DICOM and the improvements in the cost-to-performance ratio for clinical workstations will support continued market growth in the 3D medical imaging and PACS industries.

Vital Images also expects that a number of other advantages of 3D medical imaging products will support growth in the 3D medical imaging industry:

•                        Recent technology improvements in CT and MR scanners enable them to generate an increasing number of slices per exam, resulting in over 2,000 images, which is more than 15 times as many images as the same study less than five years ago.  This makes the viewing of printed images on x-ray film, rather than in a medical imaging system, logistically impractical and expensive.

•                        The number of planning procedures is growing.  Physicians are increasingly recognizing the clinical value of 3D imaging.  In addition, the Baby Boom generation has a strong interest in screening procedures for the early detection of cancer and heart disease.  Accordingly, these factors are driving a demand for an increased number of scanning procedures.

•                        Driven by a shortage of radiologists, hospital radiology departments are under pressure to perform as efficiently as possible.  Thus an increased workload must be completed with the same or fewer people.  Speed in interpreting images is essential for increasing workflow productivity.  Thus, there is a clear need for a fast and efficient integrated 2D, 3D and 4D visualization tool.  4D is defined as 3D images showing changes over time such as images of a beating heart.

•                        Diagnoses based on 2D images, or “slices,” require the clinician to “assemble” a 3D view mentally to understand the true anatomy and pathology.  Given the industry pressure to produce cost-effective outcomes, 3D imaging is a valuable tool for accelerating diagnoses, potentially eliminating unnecessary tests and treatment, optimizing the use of minimally invasive surgery and therapies, and gaining additional insight needed for clinical decisions.

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

Markets

The Company participates in the rapidly growing 3D medical imaging market.  The 3D medical imaging market also interrelates with a number of other markets such as the diagnostic imaging equipment market, the PACS market and the hospital and clinical information systems markets.  3D medical imaging software and systems have application and/or potential in diagnostic screening and radiology, remote diagnosis and consultation (e.g., telemedicine), surgical assessment, planning, navigation and follow-up, and radiation and chemotherapy treatment planning and medical education.  The customers for these applications include radiology, surgery and oncology departments, as well as other clinical specialists, of hospitals and research centers, diagnostic imaging and screening centers, outpatient surgery centers, clinics and physician groups.

The diagnostic medical imaging market continues to expand its boundaries.  Long defined as the market for CT, MR, ultrasound and other imaging modalities, the diagnostic imaging market has grown to include both PACS and 3D imaging systems, which have become integral technologies for many radiology practices around the world.

According to Frost & Sullivan, the estimated U.S. market for 3D diagnostic imaging was $398 million in 2002 and will grow to over $1 billion by 2008, a compound annual growth rate of approximately 20%.  Today, only a minority of hospitals, clinics and imaging centers use 3D medical imaging products in diagnostic imaging.  Recent technological advances in both computer hardware and software development have dramatically improved the cost-to-performance ratio, bringing the prices for 3D medical imaging products into the reach of most healthcare providers.  In addition, increasing clinical awareness, improving utility of applications and an exponential increase in CT slice volumes are driving demand for 3D medical imaging products.

Based on an increasing number of 3D procedures being performed as a result of the growing use of imaging technology, new 3D screening procedures and broader acceptance of 3D applications, Vital Images estimates that the potential worldwide market for 3D medical imaging software and workstations, including the U.S. market, will grow to $2 billion in less than five years.

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

•                        Continue to seek collaborative partnerships with leading medical technology companies.  In addition to collaborations with medical institutions, the Company intends to selectively pursue relationships with leading medical technology companies to expand the Company’s clinical, distribution, financial and/or technical capability for its 3D medical imaging software products.  Examples of such relationships include the Company’s development, marketing and/or distribution agreements with Toshiba Corporation, Medical Systems Group (“Toshiba”); the Surgical Navigation Technologies division of Medtronic, Inc.; E-Z-EM, Inc.; and R2 Technology, Inc. (“R2”). See “Business-Marketing and Distribution," – "Intellectual Property" and – "Manufacturing and Services.”

Products and Product Development

Vitrea.  In December 1995, the Company assessed its business strategy and determined that to optimize its dedicated participation in the medical field, it needed to create a new product for direct clinical application.  The objective for this new product effort was to produce an easy-to-use clinical software tool to allow radiologists and other clinicians to use two- and three-dimensional visualization in their routine clinical processes.  Unlike its predecessor software, VoxelView®, the Company set out to design this new software product for users with clinical knowledge rather than computer graphics expertise.  Specifications for this new product, called Vitrea, were developed in early 1996, with software development beginning in late spring of that year.  The Company submitted 510(k) documentation in September 1996 for Vitrea and was granted marketing clearance by the U.S. Food and Drug Administration (the “FDA”) in November 1996 for use as a clinical diagnostic and surgical planning device when used with CT and MR medical imaging data.  Vitrea was first released for sale to customers in October 1997.  In December 1999, the Company released Vitrea 2, a Microsoft® Windows NT compatible version of its Vitrea software for 2D/3D visualization and analysis of medical image data.  Vitrea 2 was Vital Images’ first 3D-volume medical imaging software product available for the Microsoft Windows operating system and provides the speed and ease-of-use the medical community demands for diagnosis and treatment planning in a clinical environment.  In February 2003, the Company released Vitrea 2 Version 3.2, which has improved quality, reliability and usability features to meet the diagnostic and treatment planning needs of busy radiology departments and operates on the Microsoft Windows XP operating system.

Vitrea 2 capitalizes on the Company’s experience in 3D medical imaging and provides clinicians with an easy-to-use tool for disease screening, radiological diagnosis and therapy planning.  It represents the Company’s most important step to date as a provider of a range of clinical tools for broad distribution to the 3D medical imaging market.  Vitrea 2’s primary features are its high-speed rendering capability and the ability to provide two- and three-dimensional viewing for routine diagnosis and therapy planning, without requiring the user to be trained in computer graphics techniques.  The Company believes that both of these features - speed and ease-of-use - now make it possible to use three-dimensional medical imaging in daily clinical routines.  A Vitrea 2 user, following a built-in clinical workflow, can view the image data in two, three or four dimensions using visualization settings based on specific clinical applications stored within the system as dedicated visualization protocols.  The user may then interactively navigate around, or “fly through,” the image to view clinically relevant anatomies and pathologies.  Vitrea 2 software also allows the user to capture views by taking “snapshots,” which can be integrated into customized reports for electronic transmission and archiving through a DICOM network or sent to another location via the Internet.

Vitrea 2 software conforms to the latest medical imaging and computer industry standards, such as OpenGL™ computer graphics application programming interface (API) and DICOM.

The Company offers Vitrea 2 primarily as an integrated software and hardware system, consisting of Vitrea 2 software installed on a personal computer (“PC”).  Pursuant to purchasing arrangements between the Company and computer resellers, the Company purchases personal computers at a nominal discount, installs its Vitrea 2 software, and markets the package as an integrated 3D medical imaging solution, thereby implementing the Company’s strategy to develop, market, sell and support an integrated 3D medical imaging workstation.  Currently, Vitrea 2 operates on PC workstations from Omni Tech, Inc., Hewlett-Packard Company and Dell Computer Corporation.  The Company also sells software licenses without the related workstation hardware.  The list price for a base model integrated workstation and software package is approximately $99,000, and the list price for the Vitrea 2 software without a workstation is approximately $81,000.

In addition to its immediate clinical applications, Vitrea 2 software incorporates a number of additional technological advances, thereby making it adaptable to routine clinical use in surgical navigation and cancer treatment planning and for integration into diagnostic imaging equipment manufactured by other companies.  In particular, Vitrea 2 software was written using advanced programming techniques, a modular, object-oriented design, C++ programming language, and a shared messaging structure.  The Company believes these characteristics make it practical to modify Vitrea 2 software to suit the clinical needs of surgical navigation and oncology, as well as allowing diagnostic equipment manufacturers to integrate Vitrea 2 software or its components into imaging system consoles and off-line review stations, thereby providing the Company with the opportunity to leverage the Vitrea 2 software development investment into new commercial areas.

Software options.  In addition to Vitrea 2, the Company has developed a number of value-added software options that work with the base Vitrea 2 software platform.  These options provide a variety of clinical information and have list prices ranging from $20,000 to $50,000 each.

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

CT Cardiac.  In February 2003, the Company introduced its CT Cardiac software option, which defines the coronary anatomy and the degree of luminal obstruction of the coronary arteries.  It is commonly used to determine the extent of obstructive coronary artery disease and to assess the feasibility and appropriateness of various forms of therapy or surgical interventions.

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

License fees accounted for 67%, 66% and 66% of total revenue in each of the fiscal years ended December 31, 2002, 2001 and 2000, respectively.  Maintenance and services comprised 19%, 16% and 13% of total revenue for the years ended December 31, 2002, 2001 and 2000, respectively, while hardware sales accounted for 14%, 18% and 21% of total revenue for the years ended December 31, 2002, 2001 and 2000, respectively.

The Company expensed $4,263,000, $3,419,000 and $3,036,000 incurred in its research and development efforts in each of the fiscal years ended December 31, 2002, 2001 and 2000, respectively.

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

The following universities and institutions have entered into agreements with Vital Images for the purpose of forming collaborative relationships:

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

•                        University of Iowa Hospital and Clinics

•                        Mallinckrodt Institute of Radiology at the Washington University School of Medicine

•                        University of Minnesota-Fairview University Medical Center

•                        Northwestern University Medical Center

•                        Massachusetts General Hospital

•                        Stanford University Medical Center

•                        Yale University School of Medicine

The Company’s agreements with its collaborative partners do not provide such collaborators with any ownership of technology developed by the Company in connection with the collaboration and, with one exception, do not provide for the payment of any fees or royalties to such collaborators.  The Company was obligated to pay a royalty to the Stanford University Medical Center equal to 0.5% of the Company’s software license revenue from the sale of Vitrea and Vitrea 2 through September 2000.

Competition

The 3D medical imaging market is developing and growing rapidly.  It is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants.  The Company’s primary competitors are the various diagnostic imaging system suppliers, which are typically large, multinational companies, having far greater financial and technical resources than the Company. They also have well-established sales and distribution networks for their products. These companies, including GE Medical Systems, Siemens Medical Systems, Inc. and Philips Medical Systems, are engaged in the business of developing and marketing medical imaging systems, such as CT and MR equipment.  These competitors offer 3D medical imaging capabilities integrated with their products in addition to the 2D medical imaging capabilities typically provided as a part of the operator’s console on the imaging equipment itself.  This medical imaging capability may be internally developed by these companies, or it may be licensed from independent vendors.  In order to compete effectively with these companies, Vital Images must convince customers to separate their purchasing decisions regarding the imaging equipment itself from the selection and purchase of the 3D medical imaging workstations instead of purchasing an entire integrated system manufactured by one entity.  To a lesser extent, the Company also faces competition from other medical imaging systems and software suppliers, PACS vendors, hospital, radiology and clinical system suppliers, and internal development projects sponsored by hospital radiology departments.

Other medical imaging systems and software suppliers compete on the basis of volume rendering or other visualization technologies, specific applications or market niches.  Most of these suppliers, including Voxar Ltd., Viatronix, Inc. and TeraRecon, Inc., are smaller companies than Vital Images.  PACS companies sometimes provide medical imaging capability in addition to their image archiving and networking products.  Vendors of hospital, clinical and radiology information systems have also diversified into the PACS and medical imaging product lines, either through internal development or business development.  These companies, which may be large or small, attempt to offer an integrated system covering a full range of administrative, clinical and radiology information management capabilities to healthcare providers.  Finally, some research and university healthcare institutions may attempt to develop their own 3D medical imaging systems.  These institutions have in the past, and may in the future, attempt to secure FDA clearance for such systems and to license such systems or technology for general commercial sale.

The Company’s competitive strength is based on its ability to do the following:

•                  Provide differentiated 3D medical imaging products that operate in multi-vendor network and image source environments.

•                  Provide clinical quality, three-dimensional images, volume rendered at high speed with interactive navigation on a relatively low-cost standard computer.

•                  Integrate clinical knowledge from its collaborative clinical partners into its products.

•                  Leverage its visualization technology across multiple clinical disciplines, including disease screening, clinical diagnosis and therapy planning.

•                  Offer a “DICOM client” product, which can operate on any DICOM network, independent of the imaging system and network provider.

•                  Serve both original equipment manufacturers (“OEM”) and end-user customers through the development of a modular end-user product that can easily be segmented for OEM customers.

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

Marketing and Distribution

The Company markets Vitrea 2 both as a software package and as part of an integrated software and hardware system to radiologists, surgeons, primary care physicians and medical researchers.  The Company markets its products directly to end-user customers, such as hospitals and clinics, as well as to select diagnostic imaging companies, digital imaging equipment manufacturers and PACS companies for resale as a Vital Images branded product.  In November 2001, the Company signed a joint venture agreement to work collaboratively on products and services in image-guided surgery and surgical planning with the Surgical Navigation Technologies (SNT) division of Medtronic, Inc. Under this agreement, the Company’s advanced visualization technology will be integrated into Medtronic SNT’s image-guided surgery products, and the two companies will collaborate on new surgical planning software and service offerings.  In October 2001, the Company signed an exclusive agreement with E-Z-EM, Inc. to develop and distribute a dedicated CT colonography product.  In September 2000, the Company signed a marketing and distribution agreement with Toshiba America Medical Systems (“TAMS”), which named Vitrea 2 as TAMS’ primary 3D software for use with their CT scanners in the United States.  In February 2002, the Company announced that it had entered into a marketing and distribution agreement with Toshiba Corporation, Medical Systems Company to offer Vitrea 2 to its subsidiaries and distributors, including TAMS, in more than 50 countries in North and South America, Europe, the Middle East, Africa, Australia and Asia, except Japan. The agreement ran through September 30, 2002.  In January 2003, the Company announced that it had renewed the agreement through September 30, 2003.  See “Business – Dependence on Major Customers.”

In addition, the Company markets its products directly to select OEMs on either a standard basis or, in the case of Medtronic SNT, a customized basis.  In connection with its OEM opportunities, the Company will either provide complete systems for resale by such OEMs or will provide elements of its technology for incorporation into the products and systems of such OEMs.

The Company markets its products both domestically and internationally.  In the United States, the Company markets its products through its direct sales force as well as through OEMs and resellers.  Internationally, the Company markets its products through OEMs and resellers.  See Note 8 to the Financial Statements - “Major Customers and Geographic Data” for information regarding the Company’s export sales.  As of December 31, 2002, the Company had 20 direct salespeople in the U.S., one international reseller salesperson, one OEM customer and nine international resellers.

Customers and Customer Support

Through December 31, 2002, the Company has sold over 850 separate software licenses for Vitrea, Vitrea 2 and InnerviewGI™ for use in over 700 different sites, including hospitals, clinics, imaging centers and other sites.  The Company’s customers include America’s most renowned hospitals, including the following 14 of the top 17 hospitals listed in U.S. News and World Report’s honor roll of top hospitals:

•                       Johns Hopkins Hospital

•                       Mayo Clinic

•                       Cleveland Clinic

•                       Massachusetts General Hospital

•                       UCLA Medical Center

•                       Duke University Medical Center

•                       UCSF Medical Center

•                       Barnes-Jewish Hospital

•                       Brigham & Women’s Hospital

•                       University of Washington Medical Center

•                       New York Presbyterian Hospital

•                       Hospital of the University of Pennsylvania

•                       Stanford University Hospital

•                       University of Chicago Hospitals

In addition, the advantages of Vitrea 2 software — simple, fast and affordable — have also appealed to hospitals and clinics in smaller population areas.

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

The Company does not own all of the software and other technologies used in its products, but it has the licenses from third parties that the Company believes are necessary for using that technology in its current products. It may be necessary to renegotiate with such third parties for any new versions of current products or any new products. Such third party licenses may not be available on reasonable terms, or at all.

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

The Company relies primarily on its own software development as its core competence.  The Company sources certain application and utility software from third parties, see “—Intellectual Property” above, and the operating system for integrated computer workstations from other parties.  In addition, the Company sources systems components, computers and computer peripherals from third party suppliers.

The Company has also signed reseller distribution agreements that allow it to distribute products from certain third parties.  The Company currently has agreements with R2 Technology, Inc. for R2’s ImageChecker® CT software applications for the detection of lung nodules and Mindways Software, Inc. for Mindways’ QCT PRO BMD software for measuring bone density.

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

Vitrea 2 is classified as a Class II medical device and has received marketing clearance from the FDA as the result of a 510(k) submission.  Specifically, Vitrea 2 has been cleared to be marketed for use with CT and MR scanners, the Company’s VScore software options have been cleared for use in coronary artery calcium scoring and the Company’s CT Brain Perfusion option has been cleared for analyzing the blood flow of stroke victims.  Future products, add-on options to existing software, and expanded claims of efficacy will likely require additional 510(k) applications.

In the early 1990s, the review time by the FDA to clear medical devices for commercial release lengthened and the number of clearances, both of 510(k) submissions and PMAs, decreased.  In response to public and congressional concern, the FDA Modernization Act of 1997 was adopted with the intent of bringing better definition to the clearance process.  Although this Act has resulted in improved cycle times for product clearance, there can be no assurance that the FDA review process will not involve delays or that certain clearances will be granted on a timely basis.

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

The financial arrangements through which the Company markets, sells and distributes its products may be subject to certain federal and state laws and regulations in the United States with respect to the provision of services or products to patients who are Medicare or Medicaid beneficiaries.  Violations of these laws and regulations may result in civil and criminal penalties, including substantial fines and imprisonment.  In a number of states, the scope of these laws and regulations have been extended to include the provision of services or products to all patients, regardless of the source of payment, although there is variation from state to state as to the exact provisions of such laws or regulations.  In other states and, on a national level, several health care reform initiatives have been proposed which would have a similar impact.  The Company believes that its operations and its marketing, sales and distribution practices currently comply with all current fraud and abuse and physician anti-referral laws and regulations, to the extent they are applicable.

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

Health Insurance Portability and Accountability Act of 1996 (“HIPAA”)

The HIPAA regulations are causing customers of the Company to request that the Company sign “business associate” agreements with them.  A “business associate” is a person or entity that performs certain functions or activities that involve the use or disclosure of protected health information on behalf of, or provides services to, a covered entity.  By law, the HIPAA Privacy Rule applies only to covered entities – health plans, health care clearinghouses, and certain health care providers.  However, most health care providers do not carry out all of their health care activities and functions by themselves.  Instead, they often use the services of a variety of other persons or businesses.  The Privacy Rule allows covered providers and health plans to disclose protected health information to these “business associates” if the providers or plans obtain satisfactory assurances that the business associate will use the information only for the purposes for which it was engaged by the covered entity, will safeguard the information from misuse, and will help the covered entity comply with some of the covered entity’s duties under the Privacy Rule.  Covered entities may disclose protected health information to an entity in its role as a business associate only to help the covered entity carry out its health care functions – not for the business associate’s independent use or purposes, except as needed for the proper management and administration of the business associate.

Employees

As of February 28, 2003, the Company had 105 full-time employees, with 35 involved in research and development, 31 in sales and marketing, 20 in technical support functions and 19 in administrative functions.  The Company is not a party to any collective bargaining agreement involving its employees and believes its relationship with its employees is good.

Important Factors

The following factors are important and should be considered carefully in connection with any evaluation of the Company’s business, financial condition, results of operations and prospects.  Additionally, the following factors could cause the Company’s actual results to materially differ from those reflected in any forward-looking statements of the Company.

Historical Operating Losses

For the year ended December 31, 2002 the Company had operating income of $677,000.  The Company had operating losses of $1,055,000 and $2,787,000 for the years ended December 31, 2001 and 2000, respectively, and, with the exceptions of the fiscal years ended December 31, 2002 and October 31, 1995, has incurred operating losses each year since 1990.  As of December 31, 2002, the Company’s accumulated deficit was $20,088,000.  The Company’s ability to maintain annual profitability will depend on, among other things, its ability to successfully market its products, make new product offerings, respond to competitive developments and attract and retain qualified sales, technical and management employees.  There can be no assurance that the Company will continue to achieve profitable operations on an annual basis.  See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

New Product Acceptance

The Company’s success depends on its ability to successfully market its Vitrea 2 software for clinical use, and the ability and willingness of physicians to use two- and three-dimensional medical imaging software in disease screening, clinical diagnosis and therapy planning and other diagnosis, surgical, and treatment protocols.  The three-dimensional medical imaging software offered by Vitrea 2 represents a new alternative to the conventional methods traditionally used for viewing medical images in the clinical setting.  The acceptance of Vitrea 2 by physicians and other clinicians will depend on the Company’s ability to educate those users as to the speed, ease-of-use and other benefits offered by the Vitrea 2 system, as well as the timely introduction of new features and functions by the Company.  There can be no assurance that users will prefer three-

dimensional medical imaging software over less expensive two-dimensional medical imaging software, or that the Company will succeed in its efforts to further develop, commercialize, and achieve market acceptance for its Vitrea 2 product or for any other product in the clinical setting.  See “Business—Technology,” “—Industry Background,” “—Markets” and “—Competition.”

Substantial Reliance on a Single Product

Revenue from sales of the Vitrea 2 system constituted 98% of the Company’s total revenue for the year ended December 31, 2002, 96% of the Company’s total revenue for the year ended December 31, 2001 and 96% of the Company’s total revenue for the year ended December 31, 2000.  Further, the Company anticipates that revenue from the sale of Vitrea 2 will continue to account for a substantial portion of the Company’s revenue for the foreseeable future.  As such, the failure of physicians to accept Vitrea 2 would have a material adverse impact on the Company’s results of operations and financial condition.

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

The timing of the Company’s future capital requirements will depend on a number of factors, including, but not limited to, the ability of Vital Images to successfully market its products; the ability and willingness of physicians to use two- and three-dimensional medical imaging software in disease screening, clinical diagnosis and therapy planning and other diagnosis, surgical, and treatment protocols; the impact of competition in the 3D medical imaging business; the ability of the Company to differentiate its products from competing products; the capital equipment budget constraints of some potential purchasers; the ability of the Company to build an effective sales and distribution force; and the ability to enhance existing products and develop new products on a timely basis.  To the extent that the Company’s operations do not progress as anticipated, additional capital may be required.  There can be no assurance that any required additional capital will be available on acceptable terms, or at all, and the failure to obtain any such required capital would have a material adverse effect on Vital Images’ business.  The issuance of additional equity securities may result in dilution of current shareholder voting and ownership interests.  See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Dependence on Major Customers

One of the Company’s principal distribution channels is to sell its Vitrea 2 medical imaging software for inclusion with the delivery of medical imaging equipment being sold by Toshiba Corporation, Medical Systems Company (“Toshiba”).  Sales by the Company to Toshiba accounted for approximately 34%, 27% and 27% of the Company’s total revenue for the years ended December 31, 2002, 2001 and 2000, respectively. Management believes a limited number of large customers may continue to account for a significant portion of the Company’s revenue during any given period for the foreseeable future.  Except for its marketing and distribution agreements with Toshiba, Medtronic SNT and E-Z-EM, Inc., the Company currently has no long-term purchase or other agreements with any of its customers and sales are generally made pursuant to purchase orders.  A reduction, delay, or cancellation of orders from one or more of its significant customers likely would have a material adverse effect on the Company’s operating results.  See “Business-Marketing and Distribution.”

Impact of Purchase Commitments

In November 2002, the Company entered into an agreement with R2 Technology, Inc. (“R2”) to distribute R2’s lung nodule CAD software product (“lung CAD Product”) in conjunction with the Company’s products.  Upon the later of either the date on which R2 is able to meet CE certification requirements and produce a “Declaration of Conformance” for the lung CAD product or the completion of the milestones in the development plan with respect to the lung CAD product that will be distributed in Europe, the Company is required to begin purchasing the lung CAD product over the next three years.  The total purchase commitment will be to a maximum of $5.6 million worth of product over the three-year commitment period.  The purchase commitment price the Company has to pay will be reduced if the selling price of the lung CAD product when sold directly to end-users by R2 falls below a specified price.

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

Government Regulation

The Company’s products are subject to regulation by the FDA and by comparable agencies in foreign countries.  In the United States, the FDA regulates the development, introduction, manufacturing, labeling and record keeping procedures for medical devices, including 3D medical imaging software and systems.  The process of obtaining marketing clearance from the FDA for new products and new applications for existing products can be time-consuming and expensive.  All of the current products actively marketed by the Company have received marketing clearance from the FDA pursuant to 510(k) pre-market notifications.  Vitrea 2 has been approved to be marketed for use with CT and MR scanners, the Company’s VScore options have been approved for use in coronary artery calcium scoring and the Company’s CT Brain Perfusion option has been cleared for analyzing the blood flow of stroke victims.  There can be no assurance, however, that clearance will be granted with respect to future products or enhancements, or that FDA review will not involve delays that would adversely affect the Company’s ability to market such future products or enhancements.  In addition, there can be no assurance that future products or enhancements will not be subject to the more lengthy and expensive pre-market approval process with the FDA.

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

Health Insurance Portability and Accountability Act of 1996 (“HIPAA”)

The HIPAA regulations are causing customers of the Company to request that the Company sign “business associate” agreements with them.  A “business associate” is a person or entity that performs certain functions or activities that involve the use or disclosure of protected health information on behalf of, or provides services to, a covered entity.  By law, the HIPAA Privacy Rule applies only to covered entities – health plans, health care clearinghouses, and certain health care providers.  However, most health care providers do not carry out all of their health care activities and functions by themselves.  Instead, they often use the services of a variety of other persons or businesses.  The Privacy Rule allows covered providers and health plans to disclose protected health information to these “business associates” if the providers or plans obtain satisfactory assurances that the business associate will use the information only for the purposes for which it was engaged by the covered entity, will safeguard the information from misuse, and will help the covered entity comply with some of the covered entity’s duties under the Privacy Rule.  Covered entities may disclose protected health information to an entity in its role as a business associate only to help the covered entity carry out its health care functions – not for the business associate’s independent use or purposes, except as needed for the proper management and administration of the business associate.  If the Company is not willing to or is unable to enter into a “business associate” agreement with current and potential customers, the customer may not purchase products and services from the Company and this would have a material adverse impact on the Company’s results of operations and financial condition.

Uncertain Protection for Intellectual Property; Possible Claims of Others

Although the Company has filed patent applications with respect to certain aspects of its technology, it generally does not rely on patent protection with respect to its products and technologies.  Instead, the Company relies primarily on a combination of trade secret and copyright law, employee and third-party nondisclosure agreements and other protective measures to protect intellectual property rights pertaining to its products and technologies.  There can be no assurance that these measures will provide meaningful protection of the Company’s trade secrets, know-how or other intellectual property in the event of any unauthorized use, misappropriation or disclosure or that others will not independently develop similar technologies or duplicate any technology developed by the Company.  In addition, to the extent that any patents are applied for, there can be no assurance that such applications will result in issued patents or, if issued, that such patents will be held to be valid or will otherwise be of value.  While the Company does not believe that its products and technologies infringe any existing patents or intellectual property rights of third parties, there can be no assurance that such infringement does not exist.  The costs of prosecuting or defending an intellectual property claim could be substantial and could adversely affect the Company, even if it was ultimately successful in prosecuting or defending any such claims.  If the Company’s products or technologies were found to infringe the rights of a third party, the Company could be required to pay significant damages or license fees or cease production, any of which could have a material adverse effect on the Company’s business.  See “Business—Intellectual Property.”

Product Liability Risk; Limited Insurance Coverage

The manufacture and sale of products used in the practice of medicine entail significant risk of product liability claims.  While the Company currently maintains product liability insurance in the amount of $11,000,000 per occurrence and $12,000,000 in total and also maintains errors and omissions coverage in the amount of $11,000,000 per occurrence and in total, there can be no assurance that its coverage limits will be adequate to protect the Company from any liabilities it might incur in connection with the sale of its products, or that the Company will be able to maintain this level of coverage in the future.  The Company also may require increased product liability coverage as additional products and updates are released.  Such insurance is expensive and in the future may not be available on acceptable terms, if at all.  A successful product liability claim or series of such claims against the Company in excess of the Company’s insurance coverage could have a material adverse effect on its business.

Dependence on Key Employee; Need to Hire Additional Personnel

The Company depends upon the continued active participation of Dr. Vincent J. Argiro, its Chief Technology Officer and Founder.  Loss of the services of Dr. Argiro could have a material adverse effect on the Company’s future business.  Dr. Argiro does not have an employment agreement with the Company, but he does have a confidentiality and non-competition agreement with the Company.  The Company maintains key person life insurance coverage on Dr. Argiro’s life in the amount of $500,000.

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

Dependence on Third-Party Reimbursement

The Company’s products are purchased by hospitals, clinics, imaging centers and other users, which bill various third party payers, such as government health programs, private health insurance plans, managed care organizations and other similar programs, for the health care goods and services provided to their patients.  There is currently a Current Procedural Terminology (CPT) reimbursement code for procedures that utilize the Company’s products.  However, the amount of such reimbursement varies by location and is subject to change.  Payers may deny reimbursement if they determine that a product used in a procedure was not used in accordance with established payer protocol regarding cost-effective treatment methods or was used for an unapproved indication.  Third party payers are increasingly challenging the prices charged for medical services and, in some instances, have put pressure on service providers to lower their prices or reduce their services.  The Company is unable to predict what changes will be made in the reimbursement methods used by third party healthcare payers.  There can be no assurance that procedures in which the Company’s products are used will be considered cost effective by third party payers, that reimbursement for such procedures will be available or, if available, that payers’ reimbursement levels will not adversely affect the Company’s ability to sell its products on a profitable basis.  In addition, there have been and may continue to be proposals by legislators, regulators and third party payers to curb further these costs in the future.  Failure by hospitals and other users of the Company’s products to obtain reimbursement from third party payers, changes in third party payers’ policies toward reimbursement for procedures using the Company’s products or legislative action could have a material adverse effect on the Company’s business.  See “Business—Third Party Reimbursement and Cost Containment.”

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

Item 2.                                     PROPERTIES

The Company’s principal office is located in Plymouth, Minnesota, where the Company currently occupies approximately 27,000 square feet under a lease that expires July 31, 2005. Under certain conditions contained in the lease, the Company has the option to expand its facilities.

The Company considers its current facilities adequate for its current needs and believes that suitable additional space will be available as and if needed.

Item 3.                                     LEGAL PROCEEDINGS

The Company is not engaged in any legal proceedings at this time.

Item 4.                                     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There was no matter submitted to the vote of security holders during the fourth quarter of 2002.

PART II

Item 5.                                     MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s common stock trades on The Nasdaq SmallCap Market under the symbol “VTAL.”  The table below reflects the high and low per share closing sale prices of the Company’s common stock as reported by The Nasdaq Stock Market for each of the periods indicated.  Such prices reflect inter-dealer prices, do not include adjustments for retail mark-ups, markdowns or commissions and may not necessarily represent actual transactions.

	High	Low
2002
Fourth Quarter	$9.80	$4.69
Third Quarter	6.95	5.15
Second Quarter	9.40	6.23
First Quarter	11.25	6.75

2001
Fourth Quarter	$10.32	$5.00
Third Quarter	7.35	4.40
Second Quarter	6.95	3.63
First Quarter	5.25	3.25

The Company has never paid or declared any cash dividends on its common stock and does not intend to pay dividends on its common stock in the near future.  To date, the Company has incurred cumulative operating losses and presently expects to retain its future anticipated earnings to finance development and expansion of its business.  As of February 28, 2003, there were approximately 4,900 beneficial owners and approximately 900 registered holders of record of the Company’s common stock.

Item 6.                                     SELECTED FINANCIAL DATA

The following selected financial data for each of the fiscal years in the five-year period ended December 31, 2002 is derived from the audited financial statements of the Company and the notes thereto.  The information set forth below should be read in conjunction with the Company’s financial statements, including the notes thereto, and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this Annual Report on Form 10-K.

(In thousands, except per share data)

	For the Years Ended or As of December 31,
	2002	2001	2000	1999	1998

Statement of Operations Data:
Revenue	$21,116	$15,196	$10,628	$6,623	$4,527
Gross margin	16,664	11,886	8,110	5,080	3,302

Operating expenses:
Selling, general and administrative	11,724	9,523	7,861	5,858	4,954
Research and development	4,263	3,418	3,036	2,525	1,815
Operating income (loss)	677	(1,055)	(2,787)	(3,303)	(3,467)

Net income (loss)	$790	$(1,012)	$(2,637)	$(3,218)	$(3,209)

Net income (loss) per share-basic	$0.09	$(0.14)	$(0.39)	$(0.64)	$(0.66)

Weighted average common shares outstanding - basic	8,861	7,075	6,760	5,046	4,841

Net income (loss) per share-diluted	$0.08	$(0.14)	$(0.39)	$(0.64)	$(0.66)

Weighted average common shares outstanding - diluted	9,822	7,075	6,760	5,046	4,841

Balance Sheet Data:
Working capital	$9,219	$6,094	$2,344	$5,409	$3,360
Total assets	18,827	13,269	7,287	8,666	5,938
Long-term debt	—	—	—	—	—
Total shareholders’ equity	11,721	8,051	3,765	6,098	4,134

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

On October 28, 1996, the Board of Directors of Bio-Vascular, Inc. (“Bio-Vascular”), now known as Synovis Life Technologies, Inc., the former parent company of Vital Images, approved a plan to spin off and establish Vital Images as an independent, publicly-owned company.  On May 12, 1997, Bio-Vascular distributed all of the shares of Vital Images to the shareholders of Bio-Vascular, and on that date Vital Images began operating as an independent public company.  All Bio-Vascular shareholders of record as of May 5, 1997 received one share of Vital Images common stock for each two shares of Bio-Vascular stock held on that date, and cash in lieu of fractional shares.  Vital Images’ common stock is currently traded on The Nasdaq SmallCap Market under the symbol VTAL.

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

Allowance for doubtful accounts.  The Company maintains an allowance for doubtful accounts that reflects the Company’s estimate of losses that may result from the uncollectibility of accounts receivable.  The allowance for doubtful accounts is based primarily on an analysis of individual accounts for which the Company has information indicating the customer may not be able to pay amounts owed to the Company.  In these cases, based on the available facts and circumstances, the Company estimates the amount that will be collected from such customers.  The Company also evaluates the collectibility of our accounts receivable in the aggregate based on factors such as the aging of receivable amounts, customer concentrations, historical experience, and current economic trends and conditions.  The allowance for doubtful accounts is adjusted when additional information is received that impacts the amount reserved. If circumstances change, the Company’s estimates of the recoverability of accounts receivable could be reduced or increased by a material amount.  Such a change in estimated recoverability would be accounted for in the period in which the facts that give rise to the change become known.  As of December 31, 2002, the Company had an allowance for doubtful accounts of $240,000.

Deferred tax asset.  The Company records a valuation allowance to reduce its deferred tax asset to the amount that is more likely than not to be realized.  Presently the Company maintains a valuation allowance to offset all of its net deferred tax asset.  While the Company has considered future taxable income in assessing the need for the valuation allowance, in the event the Company were to determine that it would be able to realize its deferred tax asset in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such a determination was made and such a determination will become more likely if the Company continues to generate income.  Likewise, should the Company determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such a determination was made.  As of December 31, 2002, the Company has recorded a valuation allowance against the deferred tax assets of $8,598,000. Despite the full valuation allowance, the income tax benefits related to these deferred tax assets will remain available to offset future taxable income.

Long-Lived Assets. The Company periodically reviews the carrying amounts of property and equipment and intangible assets purchased in the normal course of business to determine whether current events or circumstances, as defined in Statement of Financial Accounting Standard No 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” warrant adjustments to such carrying amounts.  In reviewing the carrying values of property and equipment and intangible assets purchased in the normal course of business the Company considers, among other things, the future cash flows expected from the use of the asset.  To the extent these estimated cash flows significantly change, an impairment would be identified.

Revenue Recognition.  The Company recognizes revenue in accordance with AICPA Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-4 and SOP 98-9, as well as Technical Practice Aids issued from time to time by the American Institute of Certified Public Accountants.  License fees revenue is derived from the licensing of computer software.  Hardware revenue is derived from the sale of system hardware, including peripheral equipment.  Maintenance and service revenue is derived from hardware and software maintenance and from services consisting of installation, training and engineering services.

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

Revenue from license fees is recognized when persuasive evidence of an arrangement exists, shipment of the product has occurred, no significant Company obligations with regard to implementation remain, the fee is fixed and determinable and collection is probable.  Revenue allocable to maintenance is recognized on a straight-line basis over the periods in which it is provided.  The Company evaluates arrangements that include services to determine whether those services are essential to the functionality of other elements of the arrangement.  Generally, the Company’s services are not considered essential to the functionality of other elements, and accordingly, revenue allocable to services is recognized as the services are performed.  In arrangements where the Company is performing significant customization or modification of software, revenue from the arrangements is recognized using contract accounting, generally on a percentage-of-completion basis. Hardware revenue is recognized upon shipment when all other revenue recognition criteria in the arrangement have been met.

Revenue

Total revenue increased 39% to $21,116,000 in 2002 from total revenue of $15,196,000 in 2001.  Total revenue increased 43% to $15,196,000 in 2001 compared with $10,628,000 in 2000.  The revenue growth was driven by the increase in the Company’s core revenue components of software license fees and maintenance and service revenue.  License fee revenue increased 41% to $14,212,000 in 2002 from $10,083,000 in 2001.  The increase in software license fee revenue was driven primarily by an increase in the number of Vitrea® 2 licenses sold and an increase in the number of Vitrea add-on options sold.  License fee revenue increased 43% to $10,083,000 in 2001 from $7,037,000 in 2000.  The increase in software license fee revenue was driven by an increase in the number of Vitrea® 2 licenses sold as well as an increase in the number of Vitrea add-on options sold.

Maintenance and services revenue increased 64% to $4,019,000 in 2002 from $2,450,000 in 2001 and increased 74% to $2,450,000 in 2001 from $1,412,000 in 2000.  The increases were primarily due to increases in maintenance revenue as the Company added new customers to the installed base and increases in training revenue due to an increase in the number of training sessions sold with customer purchases of software and add-on options.  The Company recorded an additional $400,000 in service revenue in 2002 to integrate certain Company technology into image-guided surgery products for Surgical Navigation Technologies, Inc., a division of Medtronic, Inc. and $60,000 from Toshiba Corporation, Medical Systems Group (“Toshiba”) for the development of a 3D Angiography option.  The Company recorded an additional $348,000 in service revenue in 2001 for the development of a CT colonography product, InnerviewGI™, for E-Z-EM, Inc.

Hardware revenue increased 8% to $2,885,000 in 2002 from $2,663,000 in 2001 and increased 22% to $2,663,000 in 2001 from $2,179,000 in 2000.  The increase in hardware revenue was primarily due to an increase in the number of hardware systems sold with the Vitrea software licenses.  The hardware revenue growth was lower in 2002 than in 2001 due to a change in the sales model with Toshiba America Medical Systems, Inc. (“TAMS”).  Prior to the third quarter of 2001, all of the Company’s sales to TAMS were complete systems sales.  Beginning in the third quarter of 2001, most of the revenue resulting from sales to TAMS was derived from software-only sales, which generate higher margins than complete system sales.

The Company had a license agreement with Paradigm Geophysical Corporation (“Paradigm”), which expired in January 2001.  Revenue received under the license agreement with Paradigm was $106,000 and $210,000 in 2001 and 2000, respectively.

Gross Margin

The Company’s gross margin percentage was 79% in 2002, up from 78% in 2001. The gross margin percentage was 76% in 2000.  The increase in gross margin for 2002 and 2001 was primarily attributable to a change in the sales model with TAMS as discussed above and an increase in software only sales to international resellers including Toshiba.

The Vitrea 2 system, consisting of Vitrea 2 software and third-party hardware and peripherals, is designed to offer end users an integrated 3D medical imaging system.  The Company receives a nominal discount in purchasing the third-party hardware and peripheral components of the Vitrea 2 system, and the Company’s gross margin on the resale of these system components approximates its discount.  The Company anticipates that software license fee revenue as a percentage of the Company’s total revenue will increase modestly in future periods and, therefore, management believes the overall gross margin percentage will increase modestly in future periods.

Sales and Marketing

Sales and marketing expenses were $8,531,000, or 40% of total revenue, $6,865,000, or 45% of total revenue and $5,651,000, or 53% of total revenue, for 2002, 2001 and 2000, respectively.  The increases in sales and marketing expenses from 2001 to 2002 and 2000 to 2001 were primarily due to increased compensation costs as a result of additional personnel and increased sales commissions as a result of increased revenue.  Tradeshow and marketing costs increased from 2001 to 2002, primarily due to the Company purchasing more space at tradeshows and attending additional tradeshows.  Depreciation expense increased in 2001 as compared with 2000, primarily due to equipment purchases used for the additional personnel, upgrades of computer equipment and equipment for tradeshows.  During these periods, sales and marketing expenses as a percentage of revenue declined primarily due to the Company’s ability to generate revenue growth without proportionately increasing sales and marketing costs.  The Company expects sales and marketing costs to increase in future periods primarily as a result of the cost of additional sales and customer support personnel.  However, management expects sales and marketing expenses to decline as a percentage of total revenue in 2003.

Research and Development

Research and development expenses were up 25% to $4,263,000 or 20% of total revenue in 2002 from $3,419,000, or 22% of total revenue, in 2001.  In addition, $211,000 of expenses were classified in cost of revenue during 2002 in connection with engineering services provided to others under various product development agreements.  The increase in expenses from 2001 to 2002 was primarily due to increased compensation costs resulting from additional personnel supporting the development of Vitrea 2 and the amortization of licensed technology.  Research and development expenses were up 13% to $3,419,000 or 22% of total revenue in 2001 from $3,036,000, or 29% of total revenue, in 2000.  The increase was primarily due to increased compensation costs resulting from additional personnel supporting the development of Vitrea 2, the amortization of licensed technology and increases in expenses to support clinical collaboration sites.  There were also consecutive increases in annual depreciation expense between 2000 and 2002, primarily as the result of equipment purchases to support the additional personnel and to upgrade computer equipment.  The decreases in research and development expenses as a percentage of revenue during these periods reflect the Company’s ability to generate increased revenue more rapidly than it increases its product development costs.  The Company anticipates that research and development costs will increase in future periods as the Company develops software tools for applications with large potential markets, such as cardiovascular disease, disease screening applications such as colon cancer, and surgical and therapy planning.  However, management expects research and development costs to decline as a percentage of total revenue in 2003.

General and Administrative

General and administrative expenses were $3,193,000, or 15% of total revenue, $2,658,000, or 17% of total revenue and $2,210,000, or 21% of total revenue, in 2002, 2001 and 2000, respectively. The increase from 2001 to 2002 was primarily due to severance costs of $230,000 for the Company’s former chief executive officer, higher insurance costs due to the growth of the Company as well as premium rate increases, an increase in consulting fees and increased travel costs related to investor relations and business development.  The increase from 2000 to 2001 was primarily due to compensation costs increasing due to additional personnel and increases in professional fees incurred in establishing partnering agreements.  The decreases in general and administrative expenses as a percentage of revenue during these periods reflect the Company’s ability to limit operating costs while increasing revenue. The Company believes that general and administrative expenses will increase in future periods due to increased infrastructure costs as the business grows, but that they will continue to decrease as a percentage of total revenue in 2003.

Operating Income (Loss)

The increasing revenue from Vitrea 2 and add-on software options and related service revenues, net of the increased expenses attributable to the development of the Company’s infrastructure and the development and promotion of the Vitrea 2 product, resulted in an operating income of $677,000 for 2002 compared with an operating loss of $1,055,000 for 2001 and an operating loss of $2,787,000 for 2000.

Interest Income

There was $135,000 of interest income for 2002, compared with $55,000 in 2001 and $162,000 in 2000.  The increase in interest income from 2001 to 2002 was primarily due to an increase in cash, cash equivalents and marketable securities.  The increase in cash, cash equivalents and marketable securities was primarily due to the exercise of warrants for the purchase of common stock, which generated approximately $1,725,000 and $4,490,000 in proceeds for the years of ended December 31, 2002 and 2001, respectively.  The decrease in interest income from 2000 to 2001 was primarily due to a lower balance of cash and cash equivalents throughout the year as a result of the use of cash to fund the Company’s operations.

Income Taxes

The income tax provisions for 2002, 2001 and 2000 consist solely of certain state minimum fees.  As a result of the Company’s history of generating net operating losses, the Company has established a valuation allowance to completely reserve for the deferred tax asset of the Company.  The Company continues to monitor realizability of this benefit related to its net deferred tax asset.  To the extent management estimates that realization of this benefit is more likely than not based upon expected future taxable income, part or all of the valuation will be reversed.  Such a reversal would result in an income tax benefit in the period of reversal.

Liquidity and Capital Resources

As of December 31, 2002, the Company had $8,123,000 in cash and cash equivalents, working capital of $9,219,000 and no borrowings.

Cash provided by operations was $2,437,000 for 2002 compared with cash provided by operations of $771,000 for 2001 and cash used in operations of $1,961,000 for 2000.  The primary sources of cash from operations for 2002 were net income, an increase in deferred revenue and non-cash expenses for depreciation and amortization.  The primary sources of cash from operations for 2001 was an increase in deferred revenue and accrued payroll and other liabilities and non-cash expenses for depreciation and amortization, which was partially offset by cash flow usages to fund operating losses. Cash flow usages for 2000 were primarily to fund operating losses, which were partially offset by non-cash expenses for depreciation and amortization.  Increases in accounts receivable reduced cash flows in each of the years 2002, 2001 and 2000.  Increases in deferred revenue and accrued expenses and other liabilities resulted in increased cash flows in 2002, 2001 and 2000.

The increases in deferred revenue for 2002, 2001 and 2000 were primarily due to volume increases in Vitrea 2 sales and renewals of annual maintenance.  The increases in accounts receivable for 2002, 2001 and 2000 were due primarily to volume increases in Vitrea 2 sales.  The increases in accrued payroll and other liabilities in 2002 and 2001 were primarily due to increases in incentive bonuses and sales commissions directly related to increased revenue and profitability.  The increases in accrued payroll and other liabilities in 2000 were primarily due to increases in accrued vacation due to increases in headcount and in sales commissions as a result of increased revenue.

The Company used $4,008,000 of cash in investing activities in 2002, of which $1,500,000 was used for purchases of property and equipment, primarily for new computer equipment.  The purchases were primarily to upgrade computer equipment and to purchase computer equipment for new personnel. Capital expenditures in 2002 also included leasehold improvements for a new training facility.  The Company spent $8,047,000 to purchase investments in marketable securities and received $5,539,000 of proceeds from maturities of marketable securities during 2002.  The marketable securities are invested in U.S. government obligations, U.S. government agency obligations, corporate commercial obligations and certificates of deposits.  The Company used $1,519,000 of cash in investing activities in 2001, of which $769,000 was used for purchases of property and equipment, primarily for new computer equipment.  In addition, the Company entered into an agreement during 2001 to license technology from a third party and paid $750,000 to the licensor.  The Company used $1,384,000 of cash in investing activities in 2000 to purchase property and equipment primarily related to the move to new office facilities in 2000 and equipment for additional personnel.

Cash provided by financing activities totaled $2,862,000, $5,288,000 and $303,000 in 2002, 2001 and 2000, respectively.  In December 2001, the Company called the outstanding warrants issued as part of a private placement of common stock in December 1999.  All of the warrant holders elected to exercise the warrants rather than allowing the Company to redeem them.  Purchases of common stock resulting from the exercise of these stock warrants generated approximately $1,725,000 and $4,491,000 in 2002 and 2001, respectively.  During October 2001, the Company sold 82,332 shares of newly issued common stock of Vital Images, Inc. to

E-Z-EM, Inc. for approximately $552,000.  During 2002, 2001 and 2000, net cash of $1,137,000, $245,000 and $303,000, respectively, was provided by proceeds from the exercise of stock options.

The Company has never paid or declared any cash dividends and does not intend to pay dividends in the near future.

The following summarizes our contractual obligations, including purchase commitments at December 31, 2002, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	2003	2004	2005	2006
Operating leases	$385,000	$388,000	$227,000	$—

Purchase commitment(1)	$840,000	$1,750,000	$1,960,000	$1,050,000

(1)  Assumes the R2 Technologies, Inc.’s lung nodule CAD software product will be available for sale beginning in the third quarter of 2003.

Management believes that its cash and cash equivalents should be sufficient to satisfy the Company’s cash requirements for at least the next 12 months.

Foreign Currency Transactions

Substantially all of the Company’s foreign transactions are negotiated, invoiced and paid in U.S. dollars.

Inflation

Management believes inflation has not had a material effect on the Company’s operations or on its financial condition.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board approved Statements of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and No. 142, “Goodwill and Other Intangible Assets.” The statements eliminate the pooling-of-interests method of accounting for business combinations and require that goodwill and certain intangible assets not be amortized.  Instead, these assets will be reviewed for impairment at least annually with any related losses recognized when incurred.  SFAS No. 141 was generally effective for business combinations completed after June 30, 2001.  SFAS No. 142 was adopted by the Company on January 1, 2002.  The adoption of SFAS No. 141 and No. 142 had no impact on the Company’s financial position or results of operations.

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  This statement addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of and supersedes SFAS No. 121 and APB Opinion No. 30.  SFAS No. 144 was effective for the Company beginning January 1, 2002.  The adoption of SFAS No. 144 had no impact on the Company’s financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which replaces Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002.  The Company will apply this standard to exit and disposal activities initiated after December 31, 2002.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition Disclosure – an amendment of SFAS No. 123.”  This Statement amends SFAS 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation.  In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results.  SFAS 148 is effective for fiscal years ending after December 15, 2002, and disclosure requirements are effective for interim periods beginning after December 15, 2002.  Disclosures required by SFAS 148 are included in the financial statements for the year ended December 31, 2002.  The Company will begin making the additional disclosures required by SFAS 148 in the first quarter of 2003.  The Company intends to continue to account for stock-based compensation using the intrinsic value method prescribed by APB Opinion No. 25 and related interpretations.  Accordingly, the adoption of SFAS 148 will not impact the Company’s financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  This interpretation elaborates on the disclosures required in financial statements concerning obligations under certain guarantees.  It also clarifies the requirements related to the recognition of liabilities by a guarantor at the inception of certain guarantees.  The disclosure requirements of this interpretation were effective for the Company on December 31, 2002 and, accordingly, are reflected in the Company’s financial statements.  The recognition provisions of the interpretation are effective for the Company in 2003 and are applicable only to guarantees issued or modified after December 31, 2002.  The Company does not expect the adoption of this interpretation to have a material impact on its financial position or results of operations.

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.”  This interpretation addresses the requirements for business enterprises to consolidate related entities in which they are determined to be the primary economic beneficiary as a result of their variable economic interests.  The interpretation is intended to provide guidance in judging multiple economic interests in an entity and in determining the primary beneficiary.  The interpretation outlines disclosure requirements for VIEs in existence prior to January 31, 2003, and outlines consolidation requirements for VIEs created after January 31, 2003.  The Company does not expect the adoption of this interpretation to have a material impact on its financial position or results of operations.

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

Item 7A.                           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk refers to the risk that a change in the level of one or more market prices, interest rates, indices, volatilities, correlations or other market factors such as liquidity will result in losses for a certain financial instrument or group of financial instruments.  The Company does not hold or issue financial instruments for trading purposes, and it does not enter into forward financial instruments to manage and reduce the impact of changes in foreign currency rates because, as disclosed above, substantially all of the Company’s foreign transactions are negotiated, invoiced and paid in U.S. dollars.  Based on the controls in place and the relative size of the financial instruments entered into, the Company believes the risks associated with not using these instruments will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

In addition, the Company does not engage in speculative transactions and does not use derivative instruments or engage in hedging activities.  See the Notes to Financial Statements for a description of the Company’s accounting policies and other information related to these financial instruments.

In the normal course of business, the Company is exposed to market risks, including changes in interest rates and price changes that could affect the Company’s operating results.  As of December 31, 2002, fluctuations in interest rates, exchange rates and price changes would not have a material effect on the Company’s financial position or operating results.

Interest Rate Risk

The Company places its cash and cash equivalents, which generally have a term of less than 90 days, with a high-quality financial institution and has investment guidelines relative to diversification and maturities designed to maintain safety and liquidity.  As of December 31, 2002, the Company had cash and cash equivalents totaling approximately $8,123,000.  Due to the short-term nature of these instruments, the carrying value approximates market value.  If, during 2003, average short-term interest rates decreased by 1.0% over 2002 average rates, the Company’s projected interest income from short-term investments would decrease by approximately $80,000, assuming a similar level of investments in 2003.

Price Risk

As of December 31, 2002, the Company held marketable securities with an aggregate fair market value of $2,508,000.  All of the Company’s marketable securities are classified as available-for-sale and all, except $500,000, mature in one year or less.  The remaining $500,000 of marketable securities had a contractual maturity date in September 2004 but was called in March of 2003.  Available-for-sale investments are recorded at market value, which is based on quoted market prices, with unrealized holding gains and losses included as a separate component of shareholders’ equity.  The Company uses a specific identification cost method to determine the gross realized gains and losses on the sale of its securities.  Had market prices of such securities declined 10% as of December 31, 2002, the values of these instruments would have decreased by $250,000.

Foreign Currency Risk

Substantially all of the Company’s foreign transactions are negotiated, invoiced and paid in U.S. dollars.  Therefore, fluctuations in the value of the dollar as compared to other foreign currencies have not had an effect on the Company.

Item 8.                                     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s financial statements, supplemental schedule and Report of Independent Accountants thereon, all of which are included in this Annual Report on Form 10-K, are listed in Item 15 (a) (1) of this Form 10-K.

Item 9.                                     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

Item 10.                               DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

(a)          Directors of the Registrant.

The information under the captions “Election of Directors” and “Information Concerning Directors, Nominees and Executive Officers” in the Company’s 2003 Proxy Statement is incorporated herein by reference.

(b)         Executive Officers of the Registrant.

The information under the captions “Election of Directors” and “Information Concerning Directors, Nominees and Executive Officers" in the Company’s 2003 Proxy Statement is incorporated herein by reference.

(c)          Compliance with 16(a) of the Securities Exchange Act of 1934.

The information under the caption “Compliance with Section 16(a)” in the Company’s 2003 Proxy Statement is incorporated herein by reference.

Item 11.                               EXECUTIVE COMPENSATION

The information under the captions “Executive Compensation” and “Director Compensation” in the Company’s 2003 Proxy Statement is incorporated herein by reference.

Item 12.                               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under the captions “Beneficial Ownership of Common Stock” and "Equity Compensation Plan Information" in the Company’s 2003 Proxy Statement are incorporated herein by reference.

Item 13.                               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There are no reportable transactions.

Item 14.                               CONTROLS AND PROCEDURES

(a)          Evaluation of disclosure controls and procedures. Based on their evaluation as of a date within 90 days of the filing date of this report, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the ”Exchange Act”) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)       Changes in internal controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

PART IV

Item 15.                               EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1)                 The following financial statements and supplemental schedule of Vital Images, Inc. and Report of Independent Accountants thereon are included herein:

(a) (2) Included in Item 15 (a) (1) above

All other schedules to the financial statements required by Article 12 of Regulation S-X are not required under the related instructions or are inapplicable and therefore have been omitted.

(a) (3)                 LISTING OF EXHIBITS

The Exhibits required to be a part of this Report are listed in the Index to Exhibits, which follows the Financial Statement Schedule on page 61.

(b)                                 REPORTS ON FORM 8-K

The Company had no Current Reports on Form 8-K during the year ended December 31, 2002 or during the period from December 31, 2002 to the date of this Annual Report on Form 10-K.

(c)                                  EXHIBITS

Included in Item 15 (a) (3) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Minneapolis, Minnesota, on the 28th day of March 2003.

VITAL IMAGES, INC.

By:	/s/Gregory S. Furness
Gregory S. Furness
Chief Financial Officer and Vice President-Finance (Chief Accounting Officer)

Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jay D. Miller	President, Chief Executive Officer and Director (Principal Executive Officer)	March 28, 2003
Jay D. Miller

/s/ Gregory S. Furness	Chief Financial Officer, Vice President-Finance, Treasurer and Secretary (Chief Accounting Officer)	March 28, 2003
Gregory S. Furness

/s/ Douglas M. Pihl	Chairman of the Board and Director	March 28, 2003
Douglas M. Pihl

/s/ Vincent J. Argiro	Chief Technology Officer, Founder and Director	March 28, 2003
Vincent J. Argiro

/s/ James B. Hickey, Jr.	Director	March 28, 2003
James B. Hickey, Jr.

/s/ Richard W. Perkins	Director	March 28, 2003
Richard W. Perkins

/s/ Michael W. Vannier	Director	March 28, 2003
Michael W. Vannier

/s/ Sven A. Wehrwein	Director	March 28, 2003
Sven A. Wehrwein

CERTIFICATIONS

I, Jay D. Miller, certify that:

1.               I have reviewed this annual report on Form 10-K of Vital Images, Inc.;

2.               Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.               Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.               The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)            designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)           evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)            presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)            all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)           any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 28, 2003

/s/ Jay D. Miller
Jay D. Miller
President and Chief Executive Officer

I, Gregory S. Furness, certify that:

1.               I have reviewed this annual report on Form 10-K of Vital Images, Inc.;

2.               Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.               Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.               The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)            designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)           evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)            presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)            all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)           any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 28, 2003

/s/ Gregory S. Furness
Gregory S. Furness
Chief Financial Officer and Senior Vice President-Finance

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of
Vital Images, Inc.:

In our opinion, the financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Vital Images, Inc. (the Company) at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(1) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.  These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Minneapolis, Minnesota

February 6, 2003

VITAL IMAGES, INC.
BALANCE SHEETS

	As of December 31,
	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$8,122,547	$6,830,906
Marketable securities	2,508,113	—
Accounts receivable, net of allowance for doubtful accounts of$240,000 and $185,000 as of December 31, 2002 and 2001, respectively	4,971,079	3,637,954
Prepaid expenses and other current assets	498,692	557,833
Total current assets	16,100,431	11,026,693
Property and equipment, net	2,156,835	1,552,116
Licensed technology, net	570,000	690,000

TOTAL ASSETS	$18,827,266	$13,268,809

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$757,715	$864,385
Accrued payroll	1,486,654	1,326,214
Deferred revenue	3,870,958	2,199,465
Accrued royalties	546,593	362,637
Other current liabilities	219,036	179,610
Total current liabilities	6,880,956	4,932,311
Deferred revenue	225,539	285,709
Total liabilities	7,106,495	5,218,020

Commitments (Notes 5 and 12)

Shareholders’ equity:
Preferred stock: $0.01 par value; 5,000,000 shares authorized; none issued oroutstanding as of December 31, 2002 and 2001	—	—
Common stock: $0.01 par value; 20,000,000 shares authorized; 8,987,009 and 8,186,092 shares issued and outstanding as of December 31, 2002 and 2001,respectively	89,870	81,861
Additional paid-in capital	31,719,371	28,846,906
Accumulated deficit	(20,088,470)	(20,877,978)
Total shareholders’ equity	11,720,771	8,050,789

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$18,827,266	$13,268,809

(The accompanying notes are an integral part of the financial statements.)

VITAL IMAGES, INC.

STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2002	2001	2000

Revenue:
License fees	$14,211,640	$10,082,897	$7,037,227
Maintenance and services	4,019,639	2,450,037	1,411,583
Hardware	2,884,795	2,662,702	2,179,381
Total revenue	21,116,074	15,195,636	10,628,191

Cost of revenue:
License fees	1,130,426	643,593	238,775
Maintenance and services	1,126,273	552,861	385,950
Hardware	2,195,182	2,112,982	1,893,075
Total cost of revenue	4,451,881	3,309,436	2,517,800

Gross margin	16,664,193	11,886,200	8,110,391

Operating expenses:
Sales and marketing	8,531,563	6,864,762	5,651,333
Research and development	4,263,257	3,418,506	3,036,016
General and administrative	3,192,735	2,657,998	2,209,999
Total operating expenses	15,987,555	12,941,266	10,897,348

Operating income (loss)	676,638	(1,055,066)	(2,786,957)

Interest income, net	134,870	55,089	161,726
Income (loss) before income taxes	811,508	(999,977)	(2,625,231)

Income taxes	22,000	12,000	12,000

Net income (loss)	$789,508	$(1,011,977)	$(2,637,231)

Net income (loss) per share – basic	$0.09	$(0.14)	$(0.39)

Weighted average common shares outstanding – basic	8,861,132	7,074,906	6,760,233

Net income (loss) per share – diluted	$0.08	$(0.14)	$(0.39)

Weighted average common shares outstanding – diluted	9,821,798	7,074,906	6,760,233

(The accompanying notes are an integral part of the financial statements.)

VITAL IMAGES, INC.

STATEMENTS OF SHAREHOLDERS’ EQUITY

			Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity
	Common Stock
	Shares	Amount

Balances as of December 31, 1999	6,695,867	$66,959	$23,260,227	$(17,228,770)	$6,098,416

Issuance of common stock upon exercise of stock options	105,650	1,056	216,468		217,524
Issuance of common stock under Employee Stock Purchase Plan	21,589	216	85,749		85,965
Net and comprehensive loss				(2,637,231)	(2,637,231)
Balances as of December 31, 2000	6,823,106	68,231	23,562,444	(19,866,001)	3,764,674

Stock-based compensation			10,447		10,447
Issuance of common stock upon exercise of stock options	49,520	495	153,073		153,568
Issuance of common stock under Employee Stock Purchase Plan	25,487	255	91,397		91,652
Issuance of common stock upon exercise of stock warrants	1,205,647	12,057	4,478,744		4,490,801
Issuance of common stock (Note 11)	82,332	823	550,801		551,624
Net and comprehensive loss				(1,011,977)	(1,011,977)
Balances as of December 31, 2001	8,186,092	81,861	28,846,906	(20,877,978)	8,050,789

Stock-based compensation			18,279		18,279
Issuance of common stock upon exercise of stock options	288,008	2,880	1,003,321		1,006,201
Issuance of common stock under Employee Stock Purchase Plan	24,539	245	130,363		130,608
Issuance of common stock upon exercise of stock warrants	488,370	4,884	1,720,502		1,725,386
Net and comprehensive income				789,508	789,508
Balances as of December 31, 2002	8,987,009	$89,870	$31,719,371	$(20,088,470)	$11,720,771

(The accompanying notes are an integral part of the financial statements.)

VITAL IMAGES, INC.

STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2002	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$789,508	$(1,011,977)	$(2,637,231)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	894,814	746,727	718,978
Stock-based compensation	18,279	10,447	—
Provision for uncollectible accounts receivable	64,000	114,000	122,000
Amortization of licensed technology	120,000	60,000	—
Changes in operating assets and liabilities:
Accounts receivable	(1,397,125)	(727,655)	(1,141,185)
Prepaid expenses and other current assets	59,141	(116,333)	21,809
Accounts payable	(106,670)	(155,513)	188,157
Deferred revenue	1,611,323	1,137,477	414,227
Accrued expenses and other current liabilities	383,822	714,136	352,165
Net cash provided by (used in) operating activities	2,437,092	771,309	(1,961,080)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(1,499,533)	(769,155)	(1,384,187)
Payment for licensed technology	—	(750,000)	—
Purchases of marketable securities	(8,047,536)	—	—
Sale of marketable securities	5,539,423	—	—
Net cash used in investing activities	(4,007,646)	(1,519,155)	(1,384,187)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	—	551,624	—
Proceeds from sale of common stock under stock plans	1,136,809	245,220	303,489
Proceeds from sale of common stock under stock warrants	1,725,386	4,490,801	—
Net cash provided by financing activities	2,862,195	5,287,645	303,489

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,291,641	4,539,799	(3,041,778)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	6,830,906	2,291,107	5,332,885

CASH AND CASH EQUIVALENTS, END OF YEAR	$8,122,547	$6,830,906	$2,291,107

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the year for interest	$—	$17,730	$5,204

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

Background

On October 28, 1996, the Board of Directors of Bio-Vascular, Inc. (“Bio-Vascular”), now known as Synovis Life Technologies, Inc., the former parent company of Vital Images, approved a plan to spin off and establish Vital Images as an independent, publicly owned company.  On May 12, 1997 (the “Distribution Date”), Bio-Vascular distributed all of the shares of Vital Images to the shareholders of Bio-Vascular (the “Distribution”), and on that date Vital Images began operating as an independent public company.  All Bio-Vascular shareholders of record as of May 5, 1997 received one share of Vital Images common stock for each two shares of Bio-Vascular stock held on that date, and cash in lieu of fractional shares.

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

Cash Equivalents and Marketable Securities

Cash equivalents consist principally of money market funds as well as corporate bonds and certificates of deposits with original maturities of three months or less at the date of purchase. Marketable securities consist of U.S. government agency securities and certificates of deposit.

Management determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation at each balance sheet date.  Marketable securities as of December 31, 2002 are classified as “available-for-sale.”  Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in a separate component of stockholders’ equity.  As of December 31, 2002, the Company has recorded no unrealized gains and losses.  The cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is included in interest income.  Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in net income.  The cost of securities sold is based on the specific identification method.  Interest and dividends on securities classified as available-for-sale are included in interest income.

Concentration of Credit Risk

Cash and cash equivalents are primarily maintained with one financial institution. Deposits with the bank may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and, therefore, bear minimal risk. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of marketable securities. Marketable securities consist of U.S. government agency notes and certificates of deposits. The Company’s investment policy, approved by the Board of Directors, limits the amount the Company may invest in any one type of investment, thereby reducing credit risk concentrations.  The Company’s customer base is generally concentrated with a small base of customers.  The Company reviews the creditworthiness of its customers prior to product shipment and generally does not require collateral.

Trade Accounts Receivable

Trade accounts are initially recorded at fair value upon the sale of goods or services to customers.  They are stated net of allowances for uncollectible accounts, which represent estimated losses resulting from the inability of customers to make the required payments.  When determining the allowances for uncollectible accounts, management takes several factors into consideration including the overall composition of accounts receivable aging, prior historyof accounts receivable write-offs, the type of customer and day-to-day knowledge of specific customers.  Changes in the allowances for uncollectible accounts are recorded as bad debt expense and are included in general and administrative expense in the statements of operations.

Property and Equipment

Property and equipment are stated at cost.  Depreciation is computed using the straight-line method over the related asset’s estimated useful life, generally three to seven years.  Depreciation expense was $895,000, $747,000 and $719,000 for each of the years ended December 31, 2002, 2001, and 2000, respectively.  Leasehold improvements are amortized over the shorter of their estimated useful lives or the remaining terms of the related leases.  The asset cost and related accumulated depreciation or amortization are adjusted for asset retirement or disposal with the resulting gain or loss, if any, credited or charged to results of operations.

Impairment of Long-Lived Assets

The Company periodically reviews the carrying amounts of property and equipment and intangible assets purchased in the normal course of business, to determine whether current events or circumstances, as defined in Statement of Financial Accounting Standard No 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” warrant adjustments to such carrying amounts.  In reviewing the carrying values of property and equipment and intangible assets, the Company considers, among other things, the future cash flows expected from the use of the asset.  The Company reviews its intangible assets purchased in the normal course of business and other long-lived assets for impairment whenever an event or change in circumstances indicates that the carrying value of an asset may not be recoverable.  If such an event or change in circumstances occurs and potential impairment is indicated because the carrying values exceed the estimated future undiscounted cash flows, the Company would measure the impairment loss as the amount by which the carrying value of the asset exceeds its fair value.

Revenue Recognition

The Company recognizes revenue in accordance with AICPA Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-4 and SOP 98-9, as well as Technical Practice Aids issued from time to time by the American Institute of Certified Public Accountants.  License fees revenue is derived from the licensing of computer software.  Hardware revenue is derived from the sale of system hardware, including peripheral equipment.  Maintenance and service revenue is derived from hardware and software maintenance and from services consisting of installation, training and engineering services.

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

Revenue from license fees is recognized when persuasive evidence of an arrangement exists, shipment of the product has occurred, no significant Company obligations with regard to implementation remain, the fee is fixed and determinable and collection is probable.  Revenue allocable to maintenance is recognized on a straight-line basis over the periods in which it is provided.  The Company evaluates arrangements that include services to determine whether those services are essential to the functionality of other elements of the arrangement.  Generally, the Company’s services are not considered essential to the functionality of other elements, and accordingly, revenue allocable to services is recognized as the services are performed.  In arrangements where the Company is performing significant customization or modification of software, service revenue from the arrangements is recognized using contract accounting, generally on a percentage-of-completion basis.  Hardware revenue is recognized upon shipment when all other revenue recognition criteria in the arrangement have been met.

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

Computation of Net Income (Loss) Per Share

Net income (loss) per share - basic is computed using the weighted average common shares outstanding during the period.  Net income (loss) per share – diluted is computed using the weighted average common shares outstanding and common share equivalents shares outstanding during the period.  Common share equivalents are not included in the net income (loss) per share calculations if they are anti-dilutive.  Common share equivalents consist of warrants and options.

The computations for basic and diluted net income (loss) per share for each year are as follows:

	For the Years Ended December 31,
	2002	2001	2000

Numerator:
Net income (loss)	$789,508	$(1,011,977)	$(2,637,231)

Denominator:
Denominator for weighted average common shares outstanding – basic	8,861,132	7,074,906	6,760,233

Dilution associated with common stock warrants	59,984	—	—

Dilution associated with the company’s stock based compensation plans	900,682	—	—

Denominator:
Denominator for weighted average common shares outstanding – diluted	9,821,798	7,074,906	6,760,233

Net income (loss) per share – basic	$0.09	$(0.14)	$(0.39)

Net income (loss) per share – diluted	$0.08	$(0.14)	$(0.39)

Options to purchase 81,100 shares in 2002, options and warrants to purchase approximately 2,892,000 shares in 2001 and options and warrants to purchase approximately 3,890,000 shares in 2000 were not included in the computation of earnings per share assuming dilution because their effect on earnings per share would have been antidilutive.  The decrease in number of shares excluded in 2002 is the result of all shares being antidilutive in net loss years, such as 2001 and 2000.

Stock-Based Compensation

The Company has stock-based employee and director compensation plans, which are described more fully in Note 6. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee and director compensation cost is reflected in net income (loss), as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee and director compensation.

		For the Years Ended December 31,
		2002	2001	2000

Net income (loss), as reported		$789,508	$(1,011,977)	$(2,637,231)

Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects		(1,560,508)	(1,210,023)	(932,769)

Pro forma net (loss)		$(771,000)	$(2,222,000)	$(3,570,000)

Net income (loss) per share – basic	As reported	$0.09	$(0.14)	$(0.39)
	Pro forma	$(0.09)	$(0.31)	$(0.53)

Net income (loss) per share – diluted	As reported	$0.08	$(0.14	$(0.39)
	Pro forma	$(0.09)	$(0.31)	$(0.53)

The proforma effects on the net income (loss) for 2002, 2001, and 2000 are not necessarily representative of the pro forma effect that may occur on the net income (loss) in future periods.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board approved Statements of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and No. 142, “Goodwill and Other Intangible Assets.” The statements eliminate the pooling-of-interests method of accounting for business combinations and require that goodwill and certain intangible assets not be amortized.  Instead, these assets will be reviewed for impairment at least annually with any related losses recognized when incurred.  SFAS No. 141 was generally effective for business combinations completed after June 30, 2001.  SFAS No. 142 was adopted by the Company on January 1, 2002.  The adoption of SFAS No. 141 and No. 142 had no impact on the Company’s financial position or results of operations.

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

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which replaces Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002.  The Company will apply this standard to exit and disposal activities initiated after December 31, 2002.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition Disclosure – an amendment of SFAS No. 123.”  This Statement amends SFAS 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation.  In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results.  SFAS 148 is effective for fiscal years ending after December 15, 2002, and disclosure requirements are effective for interim periods beginning after December 15, 2002.  Disclosures required by SFAS 148 are included in the financial statements for the year ended December 31, 2002.  The Company will begin making the additional disclosures required by SFAS 148 in the first quarter of 2003.  The Company intends to continue to account for stock-based compensation using the intrinsic value method prescribed by APB Opinion No. 25 and related interpretations.  Accordingly, the adoption of SFAS 148 will not impact the Company’s financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  This interpretation elaborates on the disclosures required in financial statements concerning obligations under certain guarantees.  It also clarifies the requirements related to the recognition of liabilities by a guarantor at the inception of certain guarantees.  The disclosure requirements of this interpretation were effective for the Company on December 31, 2002 and, accordingly, are reflected in the Company’s financial statements.  The recognition provisions of the interpretation are effective for the Company in 2003 and are applicable only to guarantees issued or modified after December 31, 2002.  The Company does not expect the adoption of this interpretation to have a material impact on its financial position or results of operations.

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.”  This interpretation addresses the requirements for business enterprises to consolidate related entities in which they are determined to be the primary economic beneficiary as a result of their variable economic interests.  The interpretation is intended to provide guidance in judging multiple economic interests in an entity and in determining the primary beneficiary.  The interpretation outlines disclosure requirements for VIEs in existence prior to January 31, 2003, and outlines consolidation requirements for VIEs created after January 31, 2003.  The Company does not expect the adoption of this interpretation to have a material impact on its financial position or results of operations.

(3) Property and Equipment, net

Property and Equipment consisted of the following at December 31:

	2002	2001

Equipment	$4,361,806	$3,262,566
Furniture and fixtures	1,034,641	869,920
Computer software	680,190	540,910
Leasehold improvements	172,323	79,861
Total property and equipment	6,248,960	4,753,257
Less accumulated depreciation and amortization	(4,092,125)	(3,201,141)
Property and equipment, net	$2,156,835	$1,552,116

(4) Deferred Revenue

Deferred revenue consists primarily of service revenue, which is recognized as the services are performed, and maintenance revenue, which is recognized on a straight-line basis over the term of the arrangement.

(5) Operating Lease Commitments

The Company leases its office facilities in Plymouth, Minnesota pursuant to terms of a non-cancelable operating lease, as amended, that expires on July 31, 2005.  Under the terms of the lease, the Company is required to pay a portion of the lessor’s operating costs.

Total rent expense, including an allocation of the lessor’s operating costs, was $596,000, $554,000 and $476,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

Scheduled minimum lease payments for the next five years are approximately as follows:

Year Ending December 31,

2003	$385,000
2004	388,000
2005	227,000
Total	$1,000,000

(6) Shareholders’ Equity

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

In May 1997, Bio-Vascular, as the sole shareholder of the Company, approved and adopted the Vital Images, Inc. 1997 Stock Option and Incentive Plan (the “Stock Option Plan”), which became effective on the Distribution Date.  Under the terms of the plan, the Board of Directors may grant options and other stock-based awards to key employees to purchase shares of the Company’s common stock at an option exercise price equal to or greater than 85% of the fair market value on the date of grant.  The options are exercisable at such times, in installments or otherwise, as the Board of Directors may determine.  Generally, these options are incentive stock options with a term of eight years and are exercisable as to 28% of the total grant one year after the date of grant and 2% per month thereafter.  In May 2002, the shareholders of the Company approved an increase of 500,000 common shares, bringing the total number of shares of common stock that may be issued or awarded under the Stock Option Plan to 3,000,000.  As of December 31, 2002, there were 901,801 shares available for the grant of awards under the Stock Option Plan.

Also in May 1997, Bio-Vascular, as the sole shareholder of the Company, approved and adopted the Vital Images, Inc. 1997 Director Stock Option Plan (the “Director Plan”) (together with the Stock Option Plan, the “1997 Plans”), which became effective on the Distribution Date.  The Director Plan provides non-employee directors with automatic grants of stock options and allows the Board of Directors to make additional discretionary option grants to any or all directors.  Options that are granted under the Director Plan are generally granted with an option price equal to the fair market value on the date of grant, with a term of eight years, are non-qualified options and become exercisable in three equal annual installments beginning on the first occurring December 31 after the date of grant.  In May 2002, the shareholders of the Company approved an increase of 90,000 common shares, bringing the total number of shares of common stock that may be issued or awarded under the Director Plan to 300,000.  As of December 31, 2002, there were 115,000 shares available for the grant of awards under the Director Plan.

Certain non-plan options were granted to certain officers of the Company in 1998, 1999 and 2002.  In February 1998, the Company reserved and granted 300,000 non-qualified, non-plan options to an officer of the Company.  These non-plan options have a term of eight years, vest over a two year period and were granted at exercise prices at least equal to fair market value of the Company’s common stock on the date of grant.  In December 1999, 100,000 of these non-plan options were canceled.  As of December 31, 2002, the remaining 200,000 are still outstanding.  In December 1999, the Company granted 175,000 non-qualified, non-plan options to another officer of the Company.  These non-plan options had a term of eight years, were exercisable as to 28% of the total grant one year after the date of grant and 2% per month thereafter and were granted at exercise prices at least equal to fair market value of the Company’s common stock on the date of grant.  In February 2002, 80,500 of these non-plan options were canceled and the remaining 94,500 options were exercised in 2002.  In March 2002, the Company granted an additional 165,000 non-qualified, non-plan options to another officer of the Company.  These non-plan options have a term of eight years, are exercisable as to 28% of the total grant one year after the date of grant and 2% per month thereafter and were granted at exercise prices at least equal to fair market value of the Company’s common stock on the date of grant.  As of December 31, 2002, these options are still outstanding.

Non-Employee Options

In December 2000, the Company granted 10,000 options to a non-employee consultant.  Options to purchase 5,000 shares vest over a four-year period and the remaining options will vest immediately when a specified milestone is achieved.  In December 2001, the Company granted a total of 4,000 options to two non-employee consultants and in December 2002, the Company granted another 4,000 options to two non-employee consultants.  These options vest over a four-year period.  All of the non-plan options have a term of eight years and were granted at exercise prices at least equal to fair market value of the Company’s common stock on the date of grant. The Company records compensation expense related to these arrangements based upon the fair values of the options during the periods the consultants provide services. Such fair values are measured using the Black-Scholes option-pricing model. The fair value of these options was approximately $98,000 at December 31, 2002. The Company recorded approximately $18,000, $10,000 and $0 of compensation expense related to these options for each of the years ended December 31, 2002, 2001 and 2000, respectively.

The following table summarizes stock option activity for 2002, 2001 and 2000:

	Shares Under Option	Weighted Average Exercise Price Per Share

Total outstanding as of December 31, 1999	1,810,910	$3.02

Options granted	482,750	6.83
Options exercised	(105,650)	2.06
Options canceled	(111,986)	4.56

Total outstanding as of December 31, 2000	2,076,024	3.87

Options granted	323,250	5.43
Options exercised	(50,013)	3.07
Options canceled	(60,805)	4.93

Total outstanding as of December 31, 2001	2,288,456	4.08

Options granted	677,750	7.21
Options exercised	(288,008)	3.49
Options canceled	(216,354)	4.44

Total outstanding as of December 31, 2002	2,461,844	$4.98

Options exercisable as of:

December 31, 2000	1,125,409	$2.87
December 31, 2001	1,462,761	$3.41
December 31, 2002	1,505,069	$3.83

Various price ranges and weighted average information for options outstanding and exercisable as of December 31, 2002 are as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding as of Dec 31, 2002	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable as of Dec 31, 2002	Weighted Average Exercise Price

$1.13 – 2.25	321,405	3.10 years	$1.57	321,405	$1.57
2.31 – 2.75	412,204	2.67 years	2.41	412,204	2.41
3.51 – 4.75	462,898	4.19 years	4.60	412,578	4.61
5.13 – 7.00	365,717	6.22 years	5.50	155,717	5.45
7.25 – 7.25	554,250	7.19 years	7.25	—	—
7.34 – 9.24	345,370	5.80 years	7.56	203,165	7.43
	2,461,844	5.00 years	$4.98	1,505,069	$3.83

Employee Stock Purchase Plan

The 1997 Employee Stock Purchase Plan (the “ESPP”) was approved and adopted by Bio-Vascular, as the sole shareholder of the Company, in May 1997.  The ESPP, which became effective on July 1, 1997, enables eligible employees to purchase the Company’s common stock at 85% of the fair market value of the stock on the date an offering commences or on the date an offering terminates, whichever is lower.  The ESPP covers an aggregate of up to 250,000 shares of common stock that can be issued and sold to participating employees of the Company through a series of three-month offerings, beginning July 1, 1997.  The ESPP covers substantially all employees, subject to certain limitations.  Each employee may elect to have up to 10% of his or her base pay withheld and applied toward the purchase of shares in each such offering.  Purchases under the ESPP for 2002 were 24,539 shares, generating proceeds to the Company of $130,608 at an average purchase price of $5.32; for 2001, there were 25,487 shares, generating proceeds to the Company of $91,652 at an average purchase price of $3.60; and for 2000, there were 21,589 shares, generating proceeds to the Company of $85,965 at an average purchase price of $3.99.  As of December 31, 2002, there are 114,448 shares of common stock reserved for purchases under the ESPP.

Stock-Based Compensation

For purposes of calculating the fair value recognition provisions of FASB Statement No. 123, the weighted average fair values of options granted were:

	For the Years Ended December 31,
	2002	2001	2000
Options under the 1997 Plans	$5.03	$4.19	$5.43
Options under ESPP	$0.94	$0.64	$0.70
Non-plan options	$5.13	$6.02	$3.66

The weighted average fair values for the 1997 Plans and the non-plan options were based on the fair values on the dates of grant.  The fair values of options under the ESPP were based on the 15 percent purchase discount.  The fair values for the 1997 Plans and the non-plan options were calculated using the Black-Scholes option-pricing model with the following assumptions:

	For the Years Ended December 31,
	2002		2001		2000
Expected option life	5.0	years	6.0	years	6.0	years
Expected volatility factor	85.9%		90.8%		92.6%
Expected dividend yield	0%		0%		0%
Risk-free interest rate	4.69%		4.93%		6.40%

The fair value for the non-employee options were calculated using the Black-Scholes option-pricing model with the following assumptions:

	For the Years Ended December 31,
	2002		2001		2000
Expected option life	8.0	years	8.0	years	8.0	years
Expected volatility factor	85.9%		90.8%		92.6%
Expected dividend yield	0%		0%		0%
Risk-free interest rate	2.81%		5.00%		5.18%

Warrants

In December 1999, the Company completed a private placement of 1,650,000 units at $3.25 per unit.  Each unit consisted of one share of the Company’s common stock and a redeemable, five-year warrant to purchase an additional share of common stock at $3.75 per share.  The warrants were immediately exercisable and expired in December 2004.  The warrants could be redeemed by the Company at any time before December 2004 at a redemption price of $.01 per warrant, upon notice of such redemption, provided that (i) the closing bid price of the Company’s common stock exceeded $5.75 per share for any thirty consecutive trading days prior to such notice and (ii) a registration statement covering the resale of the warrant shares had been filed by the Company with the Securities and Exchange Commission and was effective as of the date of such notice. The Company satisfied the conditions for redemption of the warrants as of December 7, 2000. In December 2001, the Company called for redemption of all outstanding warrants.  As of December 31, 2002, 1,650,000 warrants had been exercised, generating proceeds of approximately $1,719,000 and $4,468,000 during 2002 and 2001, respectively.

The Company also issued warrants to the underwriter in the December 1999 private placement to purchase 163,651 share of the Company's common stock at $3.25 per share. The warrants were immediately exercisable and expire in December 2004. During 2002 and 2001, 42,492 and 18,940, respectively, of these warrants were exercised and converted to 44,017 shares of common stock. These warrant exercises generated approximately $6,000 and $22,000 for the years ended December 31, 2002 and 2001, respectively. In conjunction with these exercises during 2002 and 2001, 12,559 and 4,856 shares, respectively, were forfeited as part of cashless exercises. As of December 31, 2002, 102,219 of the warrants remained outstanding.

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

(7) Income Taxes

The income tax provision for each of the periods presented represents state minimum taxes.  As of December 31, 2002, the Company had net operating loss carryforwards of approximately $17,100,000 for federal income tax reporting purposes and unused research and development credits of approximately $995,000, which expire in varying amounts from 2004 to 2022.  For financial reporting purposes, the Company has established a valuation allowance to completely reserve for the Company’s deferred tax asset.  This allowance was established based upon management's conclusion that realization of this benefit is not presently more likely than not.  To the extent that future operating results indicate that realization of this benefit is, more likely than not, management would reverse some or all of this valuation allowance which would result in an income tax benefit.  The utilization of these carryforwards may be subject to limitations based on future changes in ownership of the Company, pursuant to Section 382 of the Internal Revenue Code (the “Code”).

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

The significant components of the Company’s tax-effected net deferred tax asset, based on an assumed effective tax rate of 40%, are:

	December 31,
	2002	2001
Net operating loss carryforwards	$6,830,000	$6,920,000
Research and development tax credit carryforwards	995,000	809,000
Deferred compensation	230,000	230,000
Depreciation	322,000	284,000
Other, net	221,000	197,000
Net deferred tax assets before valuation allowance	8,598,000	8,440,000
Less valuation allowance	(8,598,000)	(8,440,000)
Net deferred tax asset	$—	$—

A reconciliation of income tax provision (benefit) computed using the federal statutory rate to the tax provision reported in the Company's statements of operations is as follows:

	For the Years Ended December 31
	2002	2001	2000
Tax provision (benefit) computed at the federal statory rate	$276,000	$(340,000)	$(893,000)
State taxes, net of federal benefit	24,000	(52,000)	(162,000)
Increase (decrease) in tax from:
Research and development tax credits	(186,000)	(147,000)	(120,000)
Business meals and entertainment	26,000	20,000	20,000
Change in valuation allowance (1)	(111,000)	545,000	1,135,000
Other, net	(7,000)	(14,000)	32,000
Privision for income taxes	$22,000	$12,000	$12,000

(1)           Excludes $269,000, $21,000 and $91,000 of valuation allowance established in 2002, 2001, and 2000, respectively, relating to certain stock option exercises that did not generate an income tax benefit for financial reporting purposes.

(8) Major Customers and Geographic Data

Customers accounting for more than 10 percent of the Company’s total revenue are as follows:

	Significant Customer	Revenue	Percentage of Total Revenue
Year ended December 31, 2002	Toshiba Corporation, Medical Systems Company	$7,246,000	34%
Year ended December 31, 2001	Toshiba Corporation, Medical Systems Company	$4,163,000	27%
Year ended December 31, 2000	Toshiba Corporation, Medical Systems Company	$2,819,000	27%

The Company’s accounts receivable are generally concentrated with a small base of customers.  As of December 31, 2002, there was one customer accounting for 21% of accounts receivable, while as of December 31, 2001, there was one customer accounting for 18% of accounts receivable.

All long-lived assets of the Company are located in the United States.

Export revenue accounted for 10%, 8% and 7% of total revenue for the years ended December 31, 2002, 2001 and 2000, respectively.  Substantially all of the Company’s export sales are negotiated, invoiced and paid in U.S. dollars.

Export sales by geographic area are summarized as follows:

	For the Years Ended December 31,
	2002	2001	2000

Europe	$1,094,000	$706,000	$389,000
Asia-Pacific	709,000	300,000	195,000
Canada	161,000	207,000	26,000
Latin America	11,000	14,000	108,000
Other	38,000	—	36,000
	$2,013,000	$1,227,000	$754,000

(9) Employee Benefit Plan

The Company maintains the Vital Images, Inc. Salary Savings Plan (the “Plan”), which is intended to qualify under Section 401(k) of the Internal Revenue Code, as amended.  The Plan covers substantially all employees.  Each employee may elect to contribute to the Plan through payroll deductions of up to 25% of his or her salary, subject to certain limitations.  At the discretion of the Board of Directors, the Company may make matching contributions equal to a percentage of the salary reduction contributions or other discretionary amounts.  There were no contributions to the Plan by the Company in 2002, 2001 and 2000.

(10) Licensed Technology

In July 2001, the Company entered into an agreement to license technology from a third party.  The Company paid an aggregate of $750,000 to the licensor in 2001.  The Company recorded this $750,000 purchase as licensed technology and is amortizing it over the estimated useful life of the technology of 75 months.  As part of this agreement, the Company is also obligated to pay the licensor royalties on the sales of certain products as defined in the agreement.  During 2002 and 2001, $608,000 and $211,000, respectively, of such royalties were incurred and were reported as cost of revenue for license fees.

(11) Development Agreements

In November 2001, the Company entered into a development and license agreement with Surgical Navigation Technologies, Inc., a division of Medtronic, Inc. (“MSNT”), to integrate certain Company technology into MSNT’s image-guided surgery products and to develop products and services for surgical planning which will be marketed and sold through MSNT.  The Company received $400,000 upon execution of the agreement, which is included in deferred revenue in the current liabilities section of the balance sheet as of December 31, 2001.  During 2002, the Company completed all services required under this agreement and recognized the entire $400,000 as service revenue using the percentage of completion method.

In 2001, the Company entered into an agreement with E-Z-EM, Inc.  Under the agreement, the Company developed a single application CT Colonography product called InnerviewGI™, which is marketed and sold through E-Z-EM, Inc.  During 2001, the Company recorded service revenue totaling $348,000 under this agreement.  In addition, E-Z-EM, Inc. purchased 82,332 shares of newly issued common stock of Vital Images, Inc. for approximately $552,000 cash.

(12) Purchase Commitments

In November 2002, the Company entered into an agreement with R2 Technology, Inc. (“R2”) to distribute R2’s lung nodule CAD software product (“lung CAD Product”) in conjunction with the Company’s products.  Upon the later of either the date on which R2 is able to meet CE certification requirements and produce a “Declaration of Conformance” for the lung CAD product or the completion of the milestones in the development plan with respect to the lung CAD product that will be distributed in Europe, the Company is required to begin purchasing the lung CAD product over the next three years.  The total purchase commitment will be up to a maximum of $5.6 million worth of product over the three-year commitment period subject to adjustment based upon changes in product selling prices.

(13) Quarterly Financial Data (Unaudited)

The following summarized unaudited quarterly financial data has been prepared using the financial statements of Vital Images, Inc.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2002:
Total revenue	$4,443,000	$4,874,000	$5,593,000	$6,206,000
Gross margin	3,477,000	3,757,000	4,511,000	4,919,000
Net income (loss)	(247,000)	201,000	419,000	417,000
Earnings (loss) per share – basic	(0.03)	0.02	0.05	0.05
Earnings (loss) per share – diluted	(0.03)	0.02	0.04	0.04

2001:
Total revenue	$3,331,000	$3,682,000	$3,633,000	$4,550,000
Gross margin	2,529,000	2,769,000	2,899,000	3,689,000
Net income (loss)	(622,000)	(402,000)	(132,000)	144,000
Earnings (loss) per share – basic and diluted	(0.09)	(0.06)	(0.02)	0.02

SCHEDULE II

VITAL IMAGES, INC.

VALUATION AND QUALIFYING ACCOUNTS

Description	Balance as of Beginning of Period	Charges to Cost and Expenses	Deductions/ Write-Offs	Balance as of End of Period

Allowance for doubtful accounts:

Year ended December 31, 2002	$185,000	$64,000	$9,000	$240,000

Year ended December 31, 2001	$215,000	$114,000	$144,000	$185,000

Year ended December 31, 2000	$93,000	$122,000	$—	$215,000

VITAL IMAGES, INC.

FORM 10-K

INDEX TO EXHIBITS

Item No.	Description

3.1	Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s registration statement on Form 10 (File No. 0-22229)).

3.2	By-laws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s registration statement on Form 10 (File No. 0-22229)).

4.1	Form of common stock Certificate of the Company (incorporated by reference to Exhibit 4.3 to the Company’s registration statement on Form 10 (File No. 0-22229)).

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

10.33

Development, Supply, Marketing and Distribution Agreement between Vital Images, Inc. and E-Z—EM, Inc.* (incorporated by reference to Exhibit 10.33 to the Company’s Form 10-Q for the quarter ended September 30, 2001 (File No. 0-22229)).

10.34

Development and License Agreement between Vital Images, Inc. and Surgical Navigation Technologies, Inc. (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 0-22229)).

10.35

Marketing and Distribution Agreement between Vital Images, Inc. and Toshiba Corporation, Medical Systems Company * (incorporated by reference to Exhibit 10.35 to the Company’s Form 10-Q for the quarter ended March 31, 2002 (File No. 0-22229)).

10.36

Severance Agreement dated February 9, 2002 between the Company and Albert Emola (incorporated by reference to Exhibit 10.36 to the Company’s Form 10-Q for the quarter ended March 31, 2002** (File No. 0-22229)).

10.37

Amendment No. 1 to Marketing and Distribution Agreement between Vital Images, Inc. and Toshiba Corporation, Medical Systems Company (filed herewith electronically) (Confidential treatment has been requested for portions of this exhibit).

10.38	Product Distribution Agreement between Vital Images, Inc. and R2 Technology, Inc. (filed herewith electronically) (Confidential treatment has been requested for portions of this exhibit).

10.39	Employment Agreement dated February 9, 2002 between the Company and Jay D. Miller** (filed herewith electronically).

10.40	Form of Change in Control Agreement between the Company and Jay D. Miller** (filed herewith electronically).

10.41	Non-qualified Stock Option Agreement dated December 28, 2002 between the Company and Jay D. Miller** (filed herewith electronically).

23.1	Consent of PricewaterhouseCoopers LLP (filed herewith electronically).

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith electronically).

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith electronically).

*           Portions of such exhibit are treated as confidential pursuant to a request for confidential treatment filed with the Commission by the Registrant.

** Indicates a management contract or compensatory plan or arrangement.