Form 10-Q
period 2003-03-31
VITAL IMAGES INC
filed 2003-05-15
CIK 912888

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

On May 6, 2003, there were 9,180,646 shares of the Registrant’s common stock, par value $.01 per share, outstanding.

VITAL IMAGES, INC.

Form 10-Q

March 31, 2003

PART I.  FINANCIAL INFORMATION

ITEM 1.               FINANCIAL STATEMENTS

VITAL IMAGES, INC.

BALANCE SHEETS

AS OF MARCH 31, 2003 AND DECEMBER 31, 2002

	March 31, 2003	December 31, 2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,041,829	$8,122,547
Marketable securities	4,915,289	2,508,113
Accounts receivable, net of allowance for doubtful accounts of $255,000 and $240,000 as of March 31, 2003 and December 31, 2002, respectively	6,342,428	4,971,079
Inventories	482,334	201,883
Prepaid expenses and other current assets	409,318	296,809
Total current assets	17,191,198	16,100,431
Property and equipment, net	2,322,805	2,156,835
Licensed technology, net	540,000	570,000

TOTAL ASSETS	$20,054,003	$18,827,266

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,097,027	$757,715
Accrued payroll	1,085,299	1,486,654
Deferred revenue	4,406,405	3,870,958
Accrued royalties	395,105	546,593
Other current liabilities	152,764	219,036
Total current liabilities	7,136,600	6,880,956
Deferred revenue	270,862	225,539
Total liabilities	7,407,462	7,106,495

Shareholders’ equity:
Preferred stock: $.01 par value; 5,000,000 shares authorized; none issued or outstanding as of March 31, 2003 and December 31, 2002	—	—
Common stock: $.01 par value; 20,000,000 shares authorized; 9,065,580 and 8,987,009 shares issued and outstanding as of March 31, 2003 and December 31, 2002, respectively	90,656	89,870
Additional paid-in capital	31,990,899	31,719,371
Accumulated other comprehensive loss	(70)	—
Accumulated deficit	(19,434,944)	(20,088,470)
Total shareholders’ equity	12,646,541	11,720,771

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$20,054,003	$18,827,266

(The accompanying notes are an integral part of the interim financial statements.)

VITAL IMAGES, INC.

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

	For the Three Months Ended March 31,
	2003	2002
	(Unaudited)
Revenue:
License fees	$4,653,064	$3,025,578
Maintenance and services	1,666,975	896,489
Hardware	470,937	521,355
Total revenue	6,790,976	4,443,422

Cost of revenue:
License fees	351,746	249,019
Maintenance and services	340,899	363,192
Hardware	300,431	353,859
Total cost of revenue	993,076	966,070

Gross margin	5,797,900	3,477,352

Operating expenses:
Sales and marketing	2,711,863	1,791,547
Research and development	1,411,492	930,304
General and administrative	1,026,118	1,029,367
Total operating expenses	5,149,473	3,751,218

Operating income (loss)	648,427	(273,866)

Interest income, net	30,099	30,255
Income (loss) before income taxes	678,526	(243,611)
Income taxes	25,000	3,000

Net income (loss)	$653,526	$(246,611)

Net income (loss) per share – basic	$0.07	$(0.03)

Weighted average common shares outstanding – basic	9,016,685	8,671,804

Net income (loss) per share – diluted	$0.06	$(0.03)

Weighted average common shares outstanding – diluted	10,329,830	8,671,804

(The accompanying notes are an integral part of the interim financial statements.)

VITAL IMAGES, INC.

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

	For the Three Months Ended March 31,
	2003	2002
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$653,526	$(246,611)
Adjustments to reconcile net income (loss) to net cash used inoperating activities:
Depreciation	267,767	196,215
Stock-based compensation	8,800	4,500
Provision for uncollectible accounts receivable	15,000	15,000
Amortization of licensed technology	30,000	30,000
Changes in operating assets and liabilities:
Accounts receivable	(1,386,349)	(749,940)
Inventories	(280,451)	39,143
Prepaid expenses and other current assets	(112,509)	(103,988)
Accounts payable	339,312	(1,616)
Deferred revenue	580,770	125,912
Accrued expenses and other liabilities	(619,115)	(245,465)
Net cash used in operating activities	(503,249)	(936,850)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(433,737)	(413,739)
Purchases of marketable securities	(3,111,675)	—
Sales of marketable securities	704,429	—
Net cash used in investing activities	(2,840,983)	(413,739)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock under stock warrants	—	1,719,129
Proceeds from sales of common stock under stock plans	263,514	119,893
Net cash provided by financing activities	263,514	1,839,022

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,080,718)	488,433

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	8,122,547	6,830,906

CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,041,829	$7,319,339

(The accompanying notes are an integral part of the interim financial statements.)

VITAL IMAGES, INC.

NOTES TO FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION:

The accompanying unaudited financial statements of Vital Images, Inc. (“Vital Images” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments, for a fair presentation have been included. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

(2) MAJOR CUSTOMER AND GEOGRAPHIC DATA:

The following customer accounted for more than 10% of the Company’s total revenue for the periods indicated:

	Significant Customer	Revenue	Percentage of Total Revenue
Three months ended March 31, 2003	Toshiba Corporation, Medical Systems Company	$3,028,000	45%

Three months ended March 31, 2002	Toshiba Corporation, Medical Systems Company	$1,993,000	45%

The Company’s accounts receivable are generally concentrated with a small base of customers.  As of March 31, 2003, there was one customer accounting for 46% of accounts receivable, while as of December 31, 2002, one customer accounted for 21% of accounts receivable.

Export revenue amounted to 13% and 7% of total revenue for the three months ended March 31, 2003 and 2002, respectively.  Substantially all of the Company’s export revenue is negotiated, invoiced and paid in U.S. dollars.  Gross export revenue by geographic area is summarized as follows:

	Three Months Ended March 31,
	2003	2002
Europe	$585,000	$151,000
Asia and Pacific Region	209,000	155,000
Canada, Mexico and other foreign countries	87,000	8,000
Totals	$881,000	$314,000

(3) NET INCOME (LOSS) PER SHARE:

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

The computations for basic and diluted net income (loss) per share for each period are as follows:

	For the Three Months Ended March 31,
	2003	2002

Numerator:
Net income (loss)	$653,526	$(246,611)

Denominator:
Denominator for weighted average common shares outstanding - basic	9,016,685	8,671,804

Dilution associated with common stock warrants	69,393	—

Dilution associated with the company’s stock based compensation plans	1,243,752	—

Denominator:
Denominator for weighted average common shares outstanding - diluted	10,329,830	8,671,804

Net income (loss) per share - basic	$0.07	$(0.03)

Net income (loss) per share - diluted	$0.06	$(0.03)

For the three months ended March 31, 2002, options and warrants to purchase approximately 2,735,000 shares were not included in the computation of earnings per share because their effect on earnings per share would have been anti-dilutive.

(4) COMPREHENSIVE INCOME (LOSS):

The components of comprehensive income (loss) were as follows:

	For the Three Months Ended
	March 31,
	2003	2002
Net income (loss)	$653,526	$(246,611)
Other comprehensive loss:
Net unrealized loss on available-for-sale investments	(70)	—
Comprehensive income (loss)	$653,456	$(246,611)

Accumulated other comprehensive loss at March 31, 2003 and December 31, 2002 was $70 and $0, respectively.

(5) STOCK-BASED COMPENSATION:

The Company has stock-based employee and director compensation plans, which the Company accounts for under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee and director compensation cost is reflected in net income (loss), as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income

(loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee and director compensation.

		For the Three Months Ended March 31,
		2003	2002

Net income (loss), as reported		$653,526	$(246,611)

Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects		(518,526)	(448,389)

Pro forma net income (loss)		$135,000	$(695,000)

Net income (loss) per share – basic	As reported	$0.07	$(0.03)
	Pro forma	$0.01	$(0.08)

Net income (loss) per share – diluted	As reported	$0.06	$(0.03)
	Pro forma	$0.01	$(0.08)

The pro forma effects on the net income (loss) for the three months ended March 31, 2003 and 2002 may not be indicative of the future results for the full fiscal year due to continuing option activity and other factors.

(6) RECENT ACCOUNTING PRONOUNCEMENTS:

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition Disclosure – an amendment of SFAS No. 123.”  This Statement amends SFAS 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation.  In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results.  SFAS 148 is effective for fiscal years ending after December 15, 2002, and disclosure requirements are effective for interim periods beginning after December 15, 2002.  The Company has provided the additional disclosures required by SFAS 148 in the first quarter of 2003.  The Company intends to continue to account for stock-based compensation using the intrinsic value method prescribed by APB Opinion No. 25 and related interpretations.  Accordingly, the adoption of SFAS 148 did not impact the Company’s financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  This interpretation elaborates on the disclosures required in financial statements concerning obligations under certain guarantees.  It also clarifies the requirements related to the recognition of liabilities by a guarantor at the inception of certain guarantees.  The disclosure requirements of this interpretation were effective for the Company on December 31, 2002 and, accordingly, are reflected in the Company’s financial statements.  The recognition provisions of the interpretation are effective for the Company in 2003 and are applicable only to guarantees issued or modified after December 31, 2002.  Adoption of this interpretation did not have an impact on the Company’s financial position or results of operations.

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

Allowance for doubtful accounts.  The Company maintains an allowance for doubtful accounts that reflects the Company’s estimate of losses that may result from the uncollectibility of accounts receivable.  The allowance for doubtful accounts is based primarily on an analysis of individual accounts for which the Company has information indicating the customer may not be able to pay amounts owed to the Company.  In these cases, based on the available facts and circumstances, the Company estimates the amount that will be collected from such customers.  The Company also evaluates the collectibility of our accounts receivable in the aggregate based on factors such as the aging of receivable amounts, customer concentrations, historical experience, and current economic trends and conditions.  The allowance for doubtful accounts is adjusted when additional information is received that impacts the amount reserved. If circumstances change, the Company’s estimates of the recoverability of accounts receivable could be reduced or increased by a material amount.  Such a change in estimated recoverability would be accounted for in the period in which the facts that give rise to the change become known.  As of March 31, 2003, the Company had an allowance for doubtful accounts of $255,000.

Deferred tax asset.  The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized.  Presently the Company maintains a valuation allowance to offset all of its net deferred tax asset.  While the Company has considered future taxable income in assessing the need for the valuation allowance, in the event the Company were to determine that it would be able to realize its deferred tax asset in the future in excess of its net recorded amount, an adjustment to reduce the valuation allowance and increase the net recorded deferred tax assets would increase income in the period such a determination was made, and such a determination will become more likely if the Company continues to generate income.  Likewise, should the Company determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax assets would be charged to income in the period such a determination was made.  As of December 31, 2002, the Company had recorded a valuation allowance against the deferred tax assets of $8,598,000. Despite the full valuation allowance, the income tax benefits related to these deferred tax assets will remain available to offset future taxable income.

Long-Lived Assets. The Company periodically reviews the carrying amounts of property and equipment and intangible assets purchased in the normal course of business to determine whether current events or circumstances, as defined in Statement of Financial Accounting Standard No 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” warrant adjustments to such carrying amounts.  In reviewing the carrying values of property and equipment and intangible assets purchased in the normal course of business, the Company considers, among other things, the future cash flows expected from the use of the asset. To the extent these estimated cash flows significantly change, an impairment would be identified.

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

Revenue

Total revenue increased 53% to $6,791,000 for the three months ended March 31, 2003 compared to $4,443,000 for the three months ended March 31, 2002.  The revenue growth was driven by the increase in the Company’s core revenue components of software license fees and maintenance and service revenue, which increased 61% to $6,320,000 in the first quarter of 2003 from $3,922,000 in the first quarter of 2002.  License fee revenue increased 54% to $4,653,000 for the three months ended March 31, 2003 from $3,026,000 for the same period in 2002.  The increase in software license fee revenue primarily reflects increased sales from the distribution agreement with Toshiba Corporation, Medical Systems Group (“Toshiba”) and sales of optional software modules.  Total revenue from Toshiba totaled $3,028,000, or 45% of first quarter 2003 revenue, compared with $1,993,000, or 45% of first quarter 2002 revenue.  The Company generated strong revenue growth from the sale of Vitrea® 2 options, which totaled $2,348,000 and $1,417,000 for the three months ended March 31, 2003 and 2002, respectively.  Optional software includes VScore™, CT Colonography, Automated Vessel Measurements and CT Cardiac that was released in the first quarter of 2003.

Maintenance and services revenue increased 86% to $1,667,000 for the three months ended March 31, 2003 compared to $896,000 for the three months ended March 31, 2002.  The primary cause of the increase was a $314,000 increase in maintenance revenue as the Company added new customers to the installed base and collected back maintenance from customers whose maintenance had lapsed.  There was also a $237,000 increase in training revenue due to an increase in the number of training sessions sold with customer purchases of software.  The increase in maintenance and services revenue was partially due to revenue from engineering services rendered under product development agreements with Medtronic Surgical Navigation Technologies (“SNT”) and E-Z-EM, Inc.  The Company recorded $330,000 of service revenue in the first quarter of 2003 from these two agreements.  In the first quarter of 2002, the Company recorded $175,000 of service revenue related to the development of certain advanced visualization technology for SNT.

Hardware revenue decreased 10% to $471,000 for the first quarter of 2003 from $521,000 in the first quarter of 2002.  This decrease was primarily the result of lower unit pricing for hardware platforms shipped.

Gross Margin

The gross margin percentage increased to 85% for the three months ended March 31, 2003 compared to 78% for the same period last year.  The increase in gross margin is partially attributable to the increase in software-only sales, which have higher margins.  In addition, there was a decrease in the lower margin hardware sales and an increase in the higher margin maintenance and services revenue.  The Company anticipates the overall gross margin percentage in future periods may be lower, but this determination can be affected by the number of software-only sales as well as the mix of revenue from maintenance and services and hardware.

Sales and Marketing

Sales and marketing expenses increased to $2,712,000, or 40% of total revenue, for the three months ended March 31, 2003, from $1,792,000, or 40% of total revenue, for the three months ended March 31, 2002, a 51% increase.  The expense increase was primarily due to increased compensation and hiring costs as a result of additional personnel and increased sales commissions as a result of increased revenue.  There was also an increase in expenses related to utilizing outside consultants to help sell and promote Vitrea 2 and Vitrea 2 options.  The Company expects sales and marketing costs to increase in future periods as a result of the cost of additional sales and customer support personnel.

Research and Development

Research and development expenses increased 52% to $1,411,000, or 21% of total revenue, for the three months ended March 31, 2003, compared with $930,000, or 21% of total revenue, for the same period last year.  The expense increase was primarily due to increased compensation costs resulting from additional personnel supporting the development of Vitrea 2 and an increase in depreciation expense for new computer equipment purchased for new personnel as well as upgrades for older computer equipment.  In addition, during the three months ended March 31, 2003 and 2002, $19,000 and $119,000, respectively, of research and development expenses were classified as cost of revenue because the costs related to the SNT product development agreement.  The Company anticipates that research and development costs will increase in future periods as the Company develops software tools for applications with large potential markets, such as cardiovascular disease, disease screening applications like colon cancer, and surgical and therapy planning, but management expects these costs to decline as a percentage of total revenue.

General and Administrative

General and administrative expenses decreased to $1,026,000, or 15% of total revenue, for the three months ended March 31, 2003, from $1,029,000, or 23% of total revenue, for the three months ended March 31, 2002. General and administrative expenses for the three months ended March 31, 2002 include $230,000 related to severance for the Company’s former chief executive officer.  Excluding this 2002 severance payment, general and administrative expenses would have increased $227,000 in the first quarter of 2003 due primarily to an increase in compensation costs related to additional personnel and an increase in shareholder communications expense.  The Company believes that general and administrative expenses will increase in future periods due to increased infrastructure costs as the business grows, but management expects that they will decrease as a percentage of total revenue.

Results of Operations

The increasing revenue, including Vitrea 2 and add-on software options shipments, net of the increased expenses attributable to the development of the Company’s infrastructure and the development and promotion of the Vitrea 2 product, resulted in an operating income of $648,000 for the three months ended March 31, 2003, compared with an operating loss of $274,000 for the three months ended March 31, 2002.

Interest Income

Interest income remained consistent due to declining interest rates, which was offset by a higher average balance of cash, cash equivalents and marketable securities during the three months ended March 31, 2003 compared to the three months ended March 31, 2002.

Income Taxes

The income tax provisions for the first quarter of 2003 and 2002 consist solely of certain state minimum fees.  As a result of the Company’s history of generating net operating losses, the Company has established a valuation allowance to completely reserve for the deferred tax assets of the Company.  The Company continues to monitor the realizability of the benefits related to its net deferred tax assets.  To the extent management estimates that the realization of this benefit is more likely than not based upon expected future taxable income, a portion or all of the valuation will be reversed.  To the extent that the Company continues to generate income before income taxes on a consistent basis and such income is judged to be sufficient to indicate the ability to realize some or all of these benefits, management will reverse a portion or all of the valuation allowance.  Management believes such a reversal could be appropriate during 2003.  Such a reversal would result in an income tax benefit in the period of reversal.

Liquidity and Capital Resources

As of March 31, 2003, the Company had $5,042,000 in cash and cash equivalents, working capital of $10,055,000, and no borrowings.

Cash flows used in operations decreased to $503,000 in the first three months of 2003 from $937,000 in the first three months of 2002. In both three-month periods, cash flows were used primarily to fund an increase in accounts receivable, an increase in prepaid expenses and other current assets and a decrease in accrued expenses, which were partially offset by non-cash expenses for depreciation and amortization and an increase in deferred revenue.  An increase in accounts payable for the three months ended March 31, 2003 partially offset the use of cash.  In addition, the considerably improved operating results also had a significant impact as the Company generated net income of $654,000 in the first quarter of 2003 versus a net loss of $247,000 in the first quarter of 2002.

The increases in accounts receivable for the three months ended March 31, 2003 and 2002 were primarily due to volume increases in Vitrea 2 sales and an increase in engineering services provided under product development agreements.  The increases in deferred revenue for the three months ended March 31, 2003 and 2002 were primarily due to volume increases in Vitrea 2 sales and renewals of annual maintenance.  Also for the three months ended March 31, 2003, there was an increase in deferred training revenue due to an increase in the number of training sessions sold with customer purchases of software.  The decreases in accrued expenses as of March 31, 2003 and 2002 was due primarily to the payment of bonuses that had been accrued at the end of the prior fiscal year.  In addition, there was an additional decrease in accrued expenses for the three months ended March 31, 2003 due to the payment of royalties accrued in the prior quarter.  The increase in prepaid expenses and other current assets for the three months March 31, 2003 was due primarily to a $75,000 increase in revenue in excess of billings.

The Company used cash of $2,841,000 and $414,000 for investing activities during the first quarter 2003 and 2002, respectively.  The investing activities included purchases of property and equipment of $434,000 and $414,000 in the three months ended March 31, 2003 and 2002, respectively.  The purchases for both quarters were primarily to upgrade computer equipment and to purchase computer equipment for new personnel.  Management anticipates that the Company will continue to purchase property and equipment necessary in the normal course of business.  The amount and timing of these purchases and the related cash outflows in future periods is difficult to predict and is dependent on a number of factors including the hiring of employees and the rate of change of computer hardware.  There were $3,112,000 in investments of marketable securities and $704,000 in maturities of marketable securities during the three months ended March 31, 2003.  The marketable securities are invested in U.S. government obligations, U.S. government agency obligations, corporate commercial obligations and certificates of deposits.

Cash provided by financing activities totaled $264,000 and $1,839,000 for the three months ended March 31, 2003 and 2002, respectively, resulting from the sale of common stock under the Company’s stock plans and upon the exercise of stock warrants.  In December 2001, the Company announced its decision to exercise its right to redeem its outstanding redeemable, five-year common stock warrants originally issued in a December 1999 private placement. The warrant holders exercised all of the outstanding warrants in December 2001 and January 2002.  The net cash proceeds from the January 2002 exercises were approximately $1,719,000.

The Company has never paid or declared any cash dividends and does not intend to pay dividends in the near future.

The following summarizes our contractual obligations due each period, including purchase commitments as of March 31, 2003, and the effect such obligations are expected to have on our liquidity and cash flow:

	Payments Due By Year
	Remainder of 2003	2004	2005	2006

Operating leases	$289,000	$388,000	$227,000	$—

Purchase commitment(1)	$840,000	$1,750,000	$1,960,000	$1,050,000

(1)                                  Assumes the R2 Technologies, Inc.’s lung nodule CAD software product will be available for sale beginning in the third quarter of 2003. (See Note 12 in the Notes to Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.)

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

Certain Important Factors

This Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and information that are based on management’s beliefs, as well as on assumptions made by, and upon information currently available to, management.  When used in this Form 10-Q, the words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” and “estimate” or similar expressions are intended to identify such forward-looking statements. However, this Form 10-Q also contains other forward-looking statements.  Forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions, including, but not limited to, the following factors, which could cause the Company’s future results and shareholder values to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company: the dependence on growth of the industry in which the Company operates, the extent to which the Company’s products gain market acceptance, the need for and availability of additional capital, regulatory approvals, the potential for litigation regarding patent and other intellectual property rights, the introduction of competitive products by others, dependence on major customers, fluctuations in quarterly results, the progress of product development, the availability of third-party reimbursement, and the receipt and timing of regulatory approvals and other factors detailed from time to time in the Company’s filings with the Securities and Exchange Commission, including those set forth under the heading “Important Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

ITEM 3.               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding the Company’s exposure to certain market risks, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.  There have been no significant changes in the financial instruments or market risk exposures from the amounts and descriptions disclosed therein.

ITEM 4.               CONTROLS AND PROCEDURES

(a)                                  Evaluation of disclosure controls and procedures. Based on their evaluation as of a date within 90 days of the filing date of this report, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the ”Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

None.

ITEM 3.               DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)                                  The Company held an Annual Meeting of Shareholders on May 7, 2003.

(b)                                 At the Annual Meeting of Shareholders, Douglas M. Pihl, Jay D. Miller, Vincent J. Argiro, Ph.D., James B. Hickey, Jr., Richard W. Perkins, Michael W. Vannier, M.D. and Sven A. Wehrwein, constituting all of the members of the Company’s Board, were elected to the Board.

(c)                                  At the Annual Meeting of Shareholders held on May 7, 2003, the following proposals were adopted by the margins indicated:

1.                             Elect a Board of Directors to hold office until the next Annual Meeting of Shareholders and until their successors are elected and qualified.

	Number of Shares
	For	Withheld

Douglas M. Pihl	7,817,858	425,004
Jay D. Miller	7,817,858	425,004
Vincent J. Argiro, Ph.D.	7,817,858	425,004
James B. Hickey, Jr.	8,019,550	223,312
Richard W. Perkins	8,019,465	223,397
Michael W. Vannier, M.D.	8,019,550	223,312
Sven A. Wehrwein	8,019,550	223,312

2.                             Amend the 1997 Stock Option and Incentive Plan to increase the number of shares reserved for issuance thereunder.

Number of Shares Voted			Broker Non-votes
Voted For	Voted Against	Abstain
3,283,598	913,886	38,878	3,988,700

(d)                                 None.

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

(b)

Form 8-K. The Company filed no Current Reports on Form 8-K during the three months ended March 31, 2003.  It filed one Current Report on Form 8-K during the period from March 31, 2003 to the date of filing of this Quarterly Report on Form 10-Q announcing its financial results for the three months ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VITAL IMAGES, INC.

May 15, 2003	/s/ Gregory S. Furness
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

Date:	May 15, 2003
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

Date:	May 15, 2003
/s/ Gregory S. Furness
Gregory S. Furness
Chief Financial Officer and Senior Vice President-Finance