Form 10-Q
period 2003-06-30
VITAL IMAGES INC
filed 2003-08-14
CIK 912888

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.              Yes  ☒   No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☒   No  ☐

On August 8, 2003, there were 10,995,007 shares of the Registrant’s common stock, par value $.01 per share, outstanding.

VITAL IMAGES, INC.

Form 10-Q

June 30, 2003

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VITAL IMAGES, INC.
BALANCE SHEETS
AS OF JUNE 30, 2003 AND DECEMBER 31, 2002

	June 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$27,505,451	$8,122,547
Marketable securities	4,775,612	2,508,113
Accounts receivable, net of allowance for doubtful accounts of $264,000 and $240,000 as of June 30, 2003 and December 31, 2002, respectively	5,706,690	4,971,079
Prepaid expenses and other current assets	810,965	498,692
Total current assets	38,798,718	16,100,431
Property and equipment, net	2,631,857	2,156,835
Licensed technology, net	510,000	570,000

TOTAL ASSETS	$41,940,575	$18,827,266

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,072,381	$757,715
Accrued payroll	1,500,743	1,486,654
Deferred revenue	4,930,056	3,870,958
Accrued royalties	459,921	546,593
Other current liabilities	212,639	219,036
Total current liabilities	8,175,740	6,880,956
Deferred revenue	299,737	225,539
Total liabilities	8,475,477	7,106,495

Shareholders’ equity:
Preferred stock: $.01 par value; 5,000,000 shares authorized; none issued or outstanding as of June 30, 2003 and December 31, 2002	—	—
Common stock: $.01 par value; 20,000,000 shares authorized; 10,772,872 and 8,987,009 shares issued and outstanding as of June 30, 2003 and December 31, 2002, respectively	107,729	89,870
Additional paid-in capital	52,125,566	31,719,371
Accumulated other comprehensive income	641	—
Accumulated deficit	(18,768,838)	(20,088,470)
Total shareholders’ equity	33,465,098	11,720,771

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$41,940,575	$18,827,266

(The accompanying notes are an integral part of the interim financial statements.)

VITAL IMAGES, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002
	(Unaudited)		(Unaudited)
Revenue:
License fees	$5,325,207	$3,267,563	$9,978,271	$6,293,141
Maintenance and services	1,383,687	945,417	3,050,662	1,841,906
Hardware	820,821	661,322	1,291,758	1,182,677
Total revenue	7,529,715	4,874,302	14,320,691	9,317,724

Cost of revenue:
License fees	490,205	234,803	841,951	483,822
Maintenance and services	334,178	329,065	675,077	692,257
Hardware	537,559	553,424	837,990	907,283
Total cost of revenue	1,361,942	1,117,292	2,355,018	2,083,362

Gross margin	6,167,773	3,757,010	11,965,673	7,234,362

Operating expenses:
Sales and marketing	3,095,643	1,901,129	5,807,506	3,692,676
Research and development	1,342,886	977,288	2,754,378	1,907,592
General and administrative	1,073,652	706,227	2,099,770	1,735,594
Total operating expenses	5,512,181	3,584,644	10,661,654	7,335,862

Operating income (loss)	655,592	172,366	1,304,019	(101,500)

Interest income	45,514	31,284	75,613	61,539

Income (loss) before income taxes	701,106	203,650	1,379,632	(39,961)
Income taxes	35,000	3,000	60,000	6,000

Net income (loss)	$666,106	$200,650	$1,319,632	$(45,961)

Net income (loss) per share — basic	$0.07	$0.02	$0.14	$(0.01)

Net income (loss) per share — diluted	$0.06	$0.02	$0.12	$(0.01)

Shares used in per share calculations:
Basic	9,634,331	8,836,900	9,327,214	8,754,808

Diluted	11,333,444	9,941,793	10,872,495	8,754,808

(The accompanying notes are an integral part of the interim financial statements.)

VITAL IMAGES, INC.
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002

	For the Six Months Ended June 30,
	2003	2002
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,319,632	$(45,961)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	567,785	412,191
Stock-based compensation	114,178	6,500
Provision for uncollectible accounts receivable	24,000	24,000
Amortization of licensed technology	60,000	60,000
Changes in operating assets and liabilities:
Accounts receivable	(759,611)	(1,436,344)
Prepaid expenses and other current assets	(312,273)	(68,817)
Accounts payable	314,666	242,535
Deferred revenue	1,133,296	765,849
Accrued expenses and other liabilities	(78,980)	(312,718)
Net cash provided by (used in) operating activities	2,382,693	(352,765)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(1,042,807)	(884,110)
Investments in marketable securities	(4,888,032)	(4,011,702)
Maturities of marketable securities	2,621,174	—
Net cash used in investing activities	(3,309,665)	(4,895,812)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock under warrants	—	1,719,123
Proceeds from sales of common stock under stock plans	1,319,361	1,035,745
Net proceeds from private placement	18,990,515	—
Net cash provided by financing activities	20,309,876	2,754,868

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	19,382,904	(2,493,709)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	8,122,547	6,830,906

CASH AND CASH EQUIVALENTS, END OF PERIOD	$27,505,451	$4,337,197

(The accompanying notes are an integral part of the interim financial statements.)

VITAL IMAGES, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

(1) BASIS OF PRESENTATION:

The accompanying unaudited financial statements of Vital Images, Inc. (“Vital Images” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America.  In the opinion of management, these unaudited financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. Operating results for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

(2) MAJOR CUSTOMERS AND GEOGRAPHIC DATA:

The following customers accounted for more than 10% of the Company’s total revenue for the periods indicated:

	Significant Customer	Revenue	Percentage of Total Revenue
Six months ended June 30, 2003	Toshiba Corporation, Medical Systems Group	$5,652,000	39%

Six months ended June 30, 2002	Toshiba Corporation, Medical Systems Group	$3,421,000	37%

The Company’s accounts receivable are generally concentrated with a small base of customers.  As of June 30, 2003 and December 31, 2002, Toshiba Corporation, Medical Systems Group accounted for 30% and 21% of accounts receivable, respectively.

Export revenue amounted to 10% and 7% of total revenue for the six months ended June 30, 2003 and 2002, respectively.  Substantially all of the Company’s export revenue is negotiated, invoiced and paid in U.S. dollars.  Gross export revenue by geographic area is summarized as follows:

	Six Months Ended June 30,
	2003	2002
Europe	$962,000	$342,000
Asia and Pacific Region	342,000	310,000
Canada, Mexico and other foreign countries	121,000	38,000
Totals	$1,425,000	$690,000

(3) NET INCOME (LOSS) PER SHARE:

Net income (loss) per share - basic is computed using the weighted average common shares outstanding during the period.  Net income (loss) per share - diluted is computed using the weighted average common shares outstanding and common share equivalents shares outstanding during the period.  Common share equivalents are not included in the net income (loss) per share calculations if they are anti-dilutive.  Common share equivalents consist of warrants and options.

The computations for basic and diluted net income (loss) per share for each period are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002

Numerator:
Net income (loss)	$666,106	$200,650	$1,319,632	$(45,961)

Denominator:
Denominator for weighted average common shares outstanding — basic	9,634,331	8,836,900	9,327,214	8,754,808
Dilution associated with common stock warrants	76,189	62,331	73,836	—
Dilution associated with the company’s stock based compensation plans	1,622,924	1,042,562	1,471,445	—
Denominator for weighted average common shares outstanding — diluted	11,333,444	9,941,793	10,872,495	8,754,808

Net income (loss) per share — basic	$0.07	$0.02	$0.14	$(0.01)

Net income (loss) per share — diluted	$0.06	$0.02	$0.12	$(0.01)

For the six months ended June 30, 2002, options and warrants to purchase approximately 2,499,000 shares were not included in the computation of earnings per share because their effect on earnings per share would have been anti-dilutive.

(4) COMPREHENSIVE INCOME (LOSS):

 The components of comprehensive income (loss) were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002
Net income (loss)	$666,106	$200,650	$1,319,632	$(45,691)

Other comprehensive gain:
Net unrealized gain on available-for-sale investments	711	—	641	—

Comprehensive income (loss)	$666,817	$200,650	$1,320,273	$(45,691)

Accumulated other comprehensive gain at June 30, 2003 and December 31, 2002 was $641 and $0, respectively.

(5)  STOCK-BASED COMPENSATION:

The Company has stock-based employee and director compensation plans, which the Company accounts for under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee and director compensation cost is reflected in net income (loss), as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standard (SFAS) No. 123, Accounting for Stock-Based Compensation, to stock-based employee and director compensation.

		For the Three Months Ended June 30,		For the Six Months Ended June 30,
		2003	2002	2003	2002

Net income (loss), as reported		$666,106	$200,650	$1,319,632	$(45,961)
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects		(552,106)	(458,650)	(1,070,632)	(907,039)
Pro forma net income (loss)		$114,000	$(258,000)	$249,000	$(953,000)
Net income (loss) per share — basic	As reported	$0.07	$0.02	$0.14	$(0.01)
	Pro forma	$0.01	$(0.03)	$0.03	$(0.11)
Net income (loss) per share — diluted	As reported	$0.06	$0.02	$0.12	$(0.01)
	Pro forma	$0.01	$(0.03)	$0.02	$(0.11)

The pro forma effects on the net income (loss) for the six months ended June 30, 2003 and 2002 may not be indicative of the future results for the full fiscal year due to continuing option activity and other factors.

(6) RECENT ACCOUNTING PRONOUNCEMENTS:

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of SFAS No. 123.”  This Statement amends SFAS 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation.  In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results.  SFAS 148 is effective for fiscal years ending after December 15, 2002, and disclosure requirements are effective for interim periods beginning after December 15, 2002.  The Company has provided the additional disclosures required by SFAS 148 in the first two quarters of 2003.  The Company intends to continue to account for stock-based compensation using the intrinsic value method prescribed by APB Opinion No. 25 and related interpretations.  Accordingly, the adoption of SFAS 148 did not impact the Company’s financial position or results of operations.

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

(7) PRIVATE PLACEMENT:

In June 2003, the Company completed a private placement of 1,500,000 shares of common stock at $13.50 per share for total gross proceeds of $20,250,000.  After deducting placement fees and other offering costs of $1,259,000, the Company received net proceeds of $18,991,000.  A registration statement covering the resale of the shares was filed by the Company with the Securities and Exchange Commission (“SEC”) on June 20, 2003.  If the SEC, on or before October 3, 2003, has not declared the registration statement effective, the Company will be required to pay the investors on October 4, 2003 and each thirtieth day thereafter a payment as partial compensation for the delay.  The payment will be equal to 1% of the purchase price paid for the shares purchased by the investors and not previously sold until the SEC declares the registration statement effective.  However, the payment will not exceed 5% of the purchase price in the aggregate.  The maximum amount the Company would be required to pay the investors is $1,013,000.

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

Allowance for doubtful accounts.  The Company maintains an allowance for doubtful accounts that reflects the Company’s estimate of losses that may result from the uncollectibility of accounts receivable.  The allowance for doubtful accounts is based primarily on an analysis of individual accounts for which the Company has information indicating the customer may not be able to pay amounts owed to the Company.  In these cases, based on the available facts and circumstances, the Company estimates the amount that will be collected from such customers.  The Company also evaluates the collectibility of our accounts receivable in the aggregate based on factors such as the aging of receivable amounts, customer concentrations, historical experience, and current economic trends and conditions.  The allowance for doubtful accounts is adjusted when additional information is received that impacts the amount reserved. If circumstances change, the Company’s estimates of the recoverability of accounts receivable could be reduced or increased by a material amount.  Such a change in estimated recoverability would be accounted for in the period in which the facts that give rise to the change become known.  As of June 30, 2003, the Company had an allowance for doubtful accounts of $264,000.

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

Revenue Recognition.  The Company licenses its software and sells products and services to end-users and also indirectly through OEMs and independent distributors. Terms offered by the Company do not differ based on whether the customer is an end-user, OEM or independent distributor.  The Company offers terms that require payment within 30 to 90 days after product delivery.  The Company does not offer rights of return, acceptance clauses or price protection to its customers.

License fees revenue is derived from the licensing of computer software.  Hardware revenue is derived from the sale of system hardware, including peripheral equipment.  Maintenance and service revenue is derived from hardware and software maintenance and from services consisting of installation, training and engineering services. The Company’s software licenses are always sold as part of an arrangement that includes a maintenance arrangement and often installation and training services. The Company generally sells hardware as part of a system sale, which includes a software license and often installation and training services.  Occasionally, the Company sells hardware as part of a system upgrade or additional product sale.  Engineering services consist of software modification or development services that are sold separately to OEMs.

The Company recognizes revenue in accordance with AICPA Statement of Position (“SOP”) 97-2,  Software Revenue Recognition,  as amended by SOP 98-4 and SOP 98-9, as well as Technical Practice Aids issued from time to time by the American Institute of Certified Public Accountants and Staff Accounting Bulletin (SAB) No. 101.  The Company recognizes revenue when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement, the product has been shipped or the services have been provided to the customer, the sales price is fixed or determinable and collectibility is probable.

The Company evaluates the credit worthiness of all customers.  In circumstances where the Company does not have experience selling to a customer and lacks adequate credit information to conclude collection is probable, revenue is deferred until the arrangement fees are collected and all other revenue recognition criteria in the arrangement have been met.

In addition to the aforementioned general policy, the following are the specific revenue recognition policies for services and multiple-element arrangements.

Software and Hardware

Revenue from license fees and hardware is recognized when shipment of the product has occurred, no significant Company obligations with regard to implementation remain and the Company’s services are not considered essential to the functionality of other elements of the arrangement.  See also “Multiple Element Arrangements” below for further information.

Services

Revenue from maintenance arrangements is deferred and recognized ratably over the term of the maintenance arrangements.

Revenue from training and installation services is recognized as the services are provided to customers.

Revenue from engineering services, where the Company is performing significant customization or modification of software, is recognized using contract accounting on a percentage-of-completion basis.  The Company records revenue by reference to actual hours incurred to date and the estimated hours remaining to complete the services.

Multiple-Element Arrangements

The Company enters into arrangements with customers that include a combination of software products, system hardware, specified upgrades, maintenance or installation and training services.  For such arrangements, the Company recognizes revenue using the residual value method.  The Company allocates the total arrangement fee among each deliverable element of the arrangement based on the relative fair value of each of the deliverable elements determined based on vendor-specific objective evidence. The fair value of maintenance services is based upon the renewal rate for continued service arrangements.  The fair value of installation and training services is established based upon separate pricing for the services. In software arrangements for which the Company does not have vendor-specific objective evidence of fair value for all elements, revenue is deferred until the earlier of when vendor-specific objective evidence is determined for the undelivered elements (residual method) or when all elements have been delivered.

Revenue

Revenue was $7,530,000 for the three months ended June 30, 2003, compared with $4,874,000 for the three months ended June 30, 2002, a 54% increase.  For the six months ended June 30, 2003, revenue was $14,321,000 compared with $9,317,000 in the comparable six-month period of the prior year, a 54% increase. The revenue growth was driven by the increase in the Company’s core revenue components of software license fees and maintenance and services revenue. Core revenue increased 59% to $6,709,000 for the second quarter of 2003 from $4,213,000 for the same period of 2002.  For the six months ended June 30, 2003, core revenue increased 60% to $13,029,000 from $8,135,000 for the six months ended June 30, 2002.  For the six months ended June 30, 2003, revenue from sales to Toshiba Corporation, Medical Systems Group (“Toshiba”) totaled $5,652,000, or 39% of 2003 total revenue, compared with $3,421,000, or 37% of 2002 total revenue for the six months ended June 30, 2002.

The $2,057,000 increase in software license fee revenue for the quarter and the $3,685,000 increase for the year to date period resulted primarily from an increase in Vitrea® 2 options and increased sales to Toshiba.  The Company generated 73.5% revenue growth from the sale of Vitrea 2 options, including VScore™, CT Colonography, Automated Vessel Measurements and CT Cardiac.  The sale of Vitrea 2 options totaled $4,772,000 for the first six months of 2003 compared with $2,751,000 in the first six months of 2002.  For the six months ended June 30, 2003, software license fee revenue from sales to Toshiba totaled $4,463,000 compared with $2,905,000 for the six months ended June 30, 2002.

Maintenance and services revenue increased 46% to $1,384,000 for the three months ended June 30, 2003 compared to $945,000 for the three months ended June 30, 2002.  Maintenance and services revenue increased 66% to $3,051,000 for the six months ended June 30, 2003 compared to $1,842,000 for the six months ended June 30, 2001.  Of the $1,209,000 increase for the six months ended June 30, 2003 compared to 2002, $544,000 consisted of an increase in maintenance revenue and $535,000 was an increase in training revenue.  For the three months ended June 30, 2003 compared to the same period in 2002, $290,000 of the $439,000 increase was an increase in training revenue and $219,000 was an increase in maintenance revenue.  The increases in maintenance revenue were due to the Company adding new customers to the installed base and collecting back maintenance from customers whose maintenance had lapsed.  The installed base of Vitrea customers increased from approximately 700 at June 30, 2002 to approximately 1,100 at June 30, 2003.  The increases in training revenue were due to an overall increase in the number of training sessions sold with the customers’ initial purchases of software.  The increase in maintenance and services revenue for the six months ended June 30, 2003 was partially due to an increase in revenue from engineering services rendered under product development agreements with Medtronic Surgical Navigation Technologies (“SNT”), E-Z-EM, Inc. and Toshiba.  The Company generated $380,000 of such service revenue for the six months ended June 30, 2003 from E-Z-EM, Inc. and SNT.  For the first six months of 2002, the Company had generated $320,000 for engineering services rendered to SNT and Toshiba.

Hardware revenue increased 24% to $821,000 for the second quarter of 2003 from $661,000 in the second quarter of 2002.  For the six months ended June 30, 2003, hardware revenue increased 9% to $1,292,000 from $1,182,000 for the six months ended June 30, 2002.  The lower growth rate of hardware revenue compared to the total revenue growth rate was primarily due to a slower growth rate of complete system sales compared to software-only sales, which are primarily to Toshiba and international resellers.  The lower growth rate in hardware revenue was also due to lower unit pricing for hardware platforms shipped.

Gross Margin

The gross margin percentage increased to 82% and 84% for the three and six months ended June 30, 2003, respectively, from 77% and 78% for the three and six months ended June 30, 2002, respectively.  The increase in gross margin is partially attributable to the increase in software-only sales and sales of software options, which have higher margins.  In addition, there was an increase in the higher margin maintenance and services revenue.  Software license revenue, which generates higher gross margins than hardware revenue, increased 59% for the six months ended June 30, 2003 compared to the six months ended June 30, 2002. Meanwhile, hardware revenue increased only 9% from June 30, 2002 as compared to the six months ended June 30, 2003.  The Company anticipates the overall gross margin percentage in future periods may be lower than the gross margin rates achieved through June 30, 2003, but this determination can be affected by the amount of software-only revenue as well as the mix of revenue from maintenance and services and hardware.

Sales and Marketing

Sales and marketing expenses increased to $3,096,000, or 41% of total revenue, for the three months ended June 30, 2003, from $1,901,000, or 39% of total revenue, for the three months ended June 30, 2002, a 63% increase.  For the six months ended June 30, 2003, sales and marketing expenses increased 57%, to $5,808,000, or 41% of total revenue, from $3,693,000, or 40% of total revenue, for the six months ended June 30, 2002.  The increases were primarily due to increases in compensation costs as a result of additional personnel required to support recent growth and increased sales commissions as a result of increased revenue.  Compensation costs increased $843,000 and $1,383,000 for the three and six months ended June 30, 2003, respectively, compared to the same periods in 2002. Total sales and marketing personnel, including customer support personnel, increased from 40 at June 30, 2002 to 54 at June 30, 2003.  There was also a $205,0000 increase in expenses related to utilizing outside consultants to help sell and promote Vitrea 2 and Vitrea 2 options for the six months ended June 30, 2003.  The Company expects sales and marketing costs to increase in future periods as a result of the cost of additional sales and customer support personnel.

Research and Development

Research and development expenses increased 37% to $1,343,000, or 18% of total revenue, for the three months ended June 30, 2003, compared with $977,000, or 20% of total revenue, for the same period last year. For the six month period ended June 30, 2003, research and development expenses increased 44% to $2,754,000, or 19% of total revenue, from $1,908,000, or 20% of total revenue, for the comparable period in the prior year.  The expense increase was primarily due to increased compensation costs resulting from additional personnel supporting the development of Vitrea 2.  Compensation costs increased $214,000 and $534,000 for the three and six months ended June 30, 2003, respectively, compared to the same periods in 2002.  Total research and development personnel increased from 27 at June 30, 2002 to 33 at June 30, 2003.  In addition, there was a $60,000 and $159,000 decrease during the three and six months ended June 30, 2003, respectively, in research and development expenses classified as cost of revenue due to less service being performed related to SNT product development agreements.  The Company anticipates that research and development costs will increase in future periods as the Company develops software tools for applications with large potential markets, such as cardiovascular disease, disease screening applications such as colon cancer, and surgical and therapy planning, but management expects these costs will continue to decline as a percentage of total revenue.

General and Administrative

General and administrative expenses increased to $1,074,000, or 14% of total revenue, for the three months ended June 30, 2003, from $706,000, or 14% of total revenue, for the three months ended June 30, 2002, a 52% increase.  The $368,000 increase for the three months ended June 30, 2003 compared to June 30, 2002 was primarily due to a $138,000 increase in compensation costs related to additional personnel and a $100,000 NASDAQ National Market registration fee.  For the six months ended June 30, 2003, general and administrative expenses increased 21%, to $2,100,000, or 15% of total revenue, from $1,736,000, or 19% of total revenue, for the six months ended June 30, 2002.  The increase for the six months ended June 30, 2003 compared to the six months ended June 30, 2002 was primarily due to a $240,000 increase in compensation costs related to additional personnel and a $162,000 increase in registration and filing fees and shareholder reporting expenses.  Total general and administrative personnel increased from 14 at June 30, 2002 to 17 at June 30, 2003.  In addition, legal fees increased $84,000 during the six months ended June 30, 2003 due to business development and patent work.  General and administrative expenses for the six months ended June 30, 2002 includes $230,000 related to severance for the Company’s former chief executive officer.  The Company believes that general and administrative expenses will increase in future periods due to increased infrastructure costs as the business grows, but management expects that these costs will decrease or remain unchanged from the current percentage of total revenue.

Results of Operations

The increasing revenue, including Vitrea 2 and add-on software options shipments, net of the increased expenses attributable to the development of the Company’s infrastructure and the development and promotion of the Vitrea 2 product, resulted in an operating income of $656,000 and $1,304,000 for the three and six months ended June 30, 2003, respectively, compared to an operating income of  $172,000 and an operating loss of $102,000 for the three and six months ended June 30, 2002, respectively.

Interest Income

The increase in interest income was due to a higher average balance of cash, cash equivalents and marketable securities during the three and six months ended June 30, 2003 compared to the three and six months ended June 30, 2002.  The average balance of cash, cash equivalents and marketable securities increased from approximately $8 million for the six months ended June 30, 2002 compared to $14.9 million for the six months ended June 30, 2003 due to increased cash flows from operations and the completion of the private placement in June 2003.

Income Taxes

The income tax provisions for the first six months of 2003 and 2002 consisted primarily of certain state minimum fees and the Federal alternative minimum tax.  As a result of the Company’s history of generating net operating losses, the Company has established a valuation allowance to completely reserve for the deferred tax assets of the Company.  The Company continues to monitor the realizability of the benefits related to its net deferred tax assets.  To the extent management estimates that the realization of this benefit is more likely than not based upon expected future taxable income, a portion or all of the valuation will be reversed.  To the extent that the Company continues to generate income before income taxes on a consistent basis and such income is judged to be sufficient to indicate the ability to realize some or all of these benefits, management will reverse a portion or all of the valuation allowance.  Management believes such a reversal could be appropriate during 2003.  Such a reversal would result in an income tax benefit in the period of reversal.

Liquidity and Capital Resources

As of June 30, 2003, the Company had $27,505,000 in cash and cash equivalents, working capital of $30,623,000, and no borrowings.

Cash flows provided by operations increased to $2,383,000 in the first six months of 2003 from cash used in operations of $353,000 in the first six months of 2002.  In the six-month period ended June 30, 2003, $3,021,000 of the cash generated was from increases in net income, deferred revenue and non-cash expenses for depreciation.  These increases were partially offset by increases in accounts receivable and prepaid expenses and other current assets.  In the six-month period ended June 30, 2002, the use of cash resulted primarily from an increase in accounts receivable and a decrease in accrued expenses and other liabilities, partially offset by increases in deferred revenue, non-cash expenses for depreciation and accounts payable.

Of the $1,133,000 and $766,000 increases in deferred revenue for the six months ended June 30, 2003 and 2002, respectively, $902,000 and $313,000, respectively, were due to volume increases in Vitrea 2 sales and renewals of annual maintenance.  The $760,000 increase and $1,436,000 increase in accounts receivable for the six months ended June 30, 2003 and 2002, respectively, were primarily due to revenue increases.  The days sales outstanding on an annualized basis improved from 103 days at June 30, 2002 to 76 days at June 30, 2003.  The increase in accounts payable for the six months ended June 30, 2003 and 2002 was due to the timing of payments and the volume of expenses.  The increase in prepaid expenses and other current assets for the six months ended June 30, 2003 was due primarily to a $117,000 increase in prepaid insurance and a $100,000 increase in revenue in excess of billings related to service revenues recognized using the percentage of completion method.

The Company used cash of $3,310,000 and $4,896,000 for investing activities during the first six months of 2003 and 2002, respectively.  The Company used $1,043,000 and $884,000 of cash for net investing activities in the six months ended June 30, 2003 and 2002, respectively, for property and equipment purchases.  The purchases for both periods were primarily to upgrade computer equipment and to purchase computer equipment for new personnel.  In addition, the Company purchased furniture and fixtures and leasehold improvements related to expansions of the Company’s offices in both periods.  Management anticipates that the Company will continue to purchase property and equipment necessary in the normal course of business.  The amount and timing of these purchases and the related cash outflows in future periods is difficult to predict and depends on a number of factors, including the hiring of employees and the rate of change of computer hardware.  The Company used $4,888,000 and $4,012,000 to purchase investments in marketable securities during the periods ended June 30, 2003 and 2002, respectively.  The Company realized $2,621,000 of proceeds from maturities of marketable securities during the six months ended June 30, 2003.  The marketable securities are invested in U.S. government obligations, U.S. government agency obligations, corporate commercial obligations and certificates of deposits.

Cash provided by financing activities totaled $20,310,000 and $2,755,000 for the six months ended June 30, 2003 and 2002, respectively.  Of the cash provided during the six-month period ended June 30, 2003, $18,991,000 consisted of net proceeds, after deducting placement fees and other offering costs of $1,259,000, from the Company’s private placement of 1.5 million shares of common stock at $13.50 per share.  A registration statement covering the resale of the shares has been filed by the Company with the Securities and Exchange Commission (“SEC”).  If the SEC on or before October 3, 2003 has not declared the registration statement effective, the Company will be required to pay the investors on October 4, 2003 and each thirtieth day thereafter a payment as partial compensation for the delay.  The payment will be equal to 1% of the purchase price paid for the shares purchased by the investors and not previously sold until the SEC declares the registration statement effective.  However, the payment will not exceed 5% of the purchase price in the aggregate. Although there can be no assurance, management believes the Company will be able to complete the registration of the shares before the deadline. The maximum amount the Company would be required to pay the investors is $1,013,000.

The remaining $1,319,000 and $2,755,000 of cash provided by financing activities in the 2003 and 2002 six-month periods, respectively, was from the sale of common stock upon the exercise of options granted under stock option plans and the exercise of warrants.  In December 2001, the Company announced its decision to exercise its right to redeem its outstanding redeemable, five-year common stock warrants issued in its December 1999 private placement. The warrant holders exercised all of the outstanding warrants in December 2001 and January 2002.  The net cash proceeds from the January 2002 exercises were approximately $1,719,000.

The Company has never paid or declared any cash dividends and does not intend to pay dividends in the near future.

The following summarizes our contractual obligations due each period, including purchase commitments as of June 30, 2003, and the effect such obligations are expected to have on our liquidity and cash flow:

	Payments Due By Year
	Remainder of 2003	2004	2005	2006
Operating leases	$216,000	$434,000	$255,000	$19,000

Purchase commitment (1)	$420,000	$1,715,000	$1,890,000	$1,575,000

(1)                                  Assumes the R2 Technologies, Inc.’s lung nodule CAD software product will be available for sale beginning no earlier than the fourth quarter of 2003. (See Note 12 in the Notes to Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.)

If the Company’s operations progress as anticipated, of which there can be no assurance, management believes that its cash and cash equivalents on hand and generated from operations should be sufficient to satisfy its cash requirements for the foreseeable future.  The timing of the Company’s future capital requirements, however, will depend on a number of factors, including the ability and willingness of physicians to use three-dimensional visualization and analysis software in clinical diagnosis, surgical planning, patient screening and other diagnosis and treatment protocols; the ability of the Company to successfully market its products; the ability of the Company to differentiate its volume rendering software from competing products employing surface rendering or other technologies; the ability of the Company to build and maintain an effective sales and distribution channel; the impact of competition in the medical visualization business; the ability of the Company to obtain any necessary regulatory approvals; and the ability of the Company to enhance existing products and develop new products on a timely basis.  To the extent that the Company’s operations do not progress as anticipated, additional capital may be required.  There can be no assurance that any required additional capital will be available on acceptable terms or at all, and the failure to obtain any such capital would have a material adverse effect on the Company’s business.

Foreign Currency Transactions

Substantially all of the Company’s foreign transactions are negotiated, invoiced and paid in U.S. dollars.

Certain Important Factors

This Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and information that are based on management’s beliefs, as well as on assumptions made by, and upon information currently available to, management.  When used in this Form 10-Q, the words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” and “estimate” or similar expressions are intended to identify such forward-looking statements. However, this Form 10-Q also contains other forward-looking statements.  Forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions, including, but not limited to, the following factors, which could cause the Company’s future results and shareholder values to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company: the dependence on growth of the industry in which the Company operates, the extent to which the Company’s products continue to gain market acceptance, the need for and availability of additional capital, regulatory approvals, the potential for litigation regarding patent and other intellectual property rights, the introduction of competitive products by others, dependence on major customers, fluctuations in quarterly results, the progress of product development, the availability of third-party reimbursement, and the receipt and timing of regulatory approvals and other factors detailed from time to time in the Company’s filings with the Securities and Exchange Commission, including those set forth under the heading “Important Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding the Company’s exposure to certain market risks, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, which is hereby incorporated herein.  There have been no significant changes in the financial instruments or market risk exposures from the amounts and descriptions disclosed therein.

ITEM 4.    CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was performed by the Company’s management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, the Company’s management, including its principal executive officer and principal financial officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2003.

There were no changes in the Company’s internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to affect, the Company’s internal controls over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

None.

ITEM 2.    CHANGES IN SECURITIES

In June 2003, the Company completed a private placement of 1,500,000 shares of its common stock at $13.50 per share for total gross proceeds of $20,250,000.  After deducting placement fees and other offering costs of $1,259,000, the Company received net proceeds of $18,991,000.  The net proceeds from this transaction will be used for general corporate purposes.  A registration statement covering the resale of the shares was filed by the Company with the Securities and Exchange Commission (“SEC”) on June 20, 2003.  U.S. Bancorp Piper Jaffray acted as exclusive agent for this transaction and received a commission equal to 6% of the total gross proceeds of the offering, or $1,215,000.  The shares were sold to the following institutional investors:  Capital Ventures International, Deephaven Small Cap Growth Fund LLC, Elliott Associates, L.P., Elliott International, L.P., JAS Securities, LLC, Jess S. Morgan & Co., Inc., Kopp Emerging Growth Fund, Langley Partners, L.P., MRT, L.P., Oppenheimer Discovery Fund, Truk Opportunity Fund, LLC, UBS O’Connor LLC f/b/o O’Connor Global Convertible Arbitrage Master Limited, UBS O’Connor LLC f/b/o PIPES Corporate Strategies Ltd. and Wolverine Trading, LLC.  The private placement was exempt from registration under Rule 506, Section 4(2), Section 18(b)(4)(D), Regulation D and Rule 144A of the Securities Act of 1933.  The exemptions were based upon representations to the Company by all of the investors that they were “accredited investors” within the meaning of Rule 501(a) under the Securities Act of 1933 and that they were purchasing for investment and not for distribution.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

During the quarter ended June 30, 2003, the Company furnished the following Current Reports on Form 8-K:

On June 5, 2003, the Company furnished the SEC with a Current Report on Form 8-K announcing the issuance of a press release on June 2, 2003 regarding the securing of agreements to purchase from Vital Images 1.5 million shares of its common stock and the issuance of a press release on June 5, 2003 in regards to the completion of its $20.3 million direct private offering of common stock to accredited institutional investors.

On June 10, 2003, the Company furnished the SEC with a Current Report on Form 8-K announcing the issuance of a press release on June 9, 2003 regarding Vital Images’ move to the NASDAQ National Market effective June 9, 2003.

On July 28, 2003, the Company furnished the SEC with a Current Report on Form 8-K announcing the issuance of a press release on July 22, 2003 regarding Vital Images’ financial results for the three and six months ended June 30, 2003.

SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VITAL IMAGES, INC.

August 14, 2003	/s/ Gregory S. Furness
Gregory S. Furness
Chief Financial Officer and
Vice President-Finance
(Chief Accounting Officer)