Form 10-K/A
period 2002-12-31
VITAL IMAGES INC
filed 2003-09-22
CIK 912888

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K/A-1

(Amendment No. 1)

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

VITAL IMAGES, INC.

FORM 10-K/A-1

(Amendment No. 1)

TABLE OF CONTENTS

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

Signatures

Item 15.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

This Form 10-K/A-1 (Amendment No. 1), which amends the Annual Report on Form 10-K of Vital Images, Inc. for the year ended December 31, 2002, is being filed solely for the purpose of refiling Exhibits 10.37 and 10.38.

(a) (3)                                         LISTING OF EXHIBITS

The Exhibits required to be a part of this Report are listed in the Index to Exhibits, which follows on page 4.

(c)                                                          EXHIBITS

Included in Item 15 (a) (3) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K/A-1 (Amendment No.1) to be signed on its behalf by the undersigned, thereunto duly authorized, in Minneapolis, Minnesota, on the 22nd day of September, 2003.

VITAL IMAGES, INC.

By	/s/ Gregory S. Furness
Gregory S. Furness
Chief Financial Officer and Vice President-Finance (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Item No.	Description

3.1	Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s registration statement on Form 10 (File No. 0-22229)).

3.2	By-laws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s registration statement on Form 10 (File No. 0-22229)).

4.1	Form of common stock Certificate of the Company (incorporated by reference to Exhibit 4.3 to the Company’s registration statement on Form 10 (File No. 0-22229)).

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

10.37	Marketing and Distribution Agreement between Vital Images,

Inc. and Toshiba Corporation, Medical Systems Company (filed herewith electronically) (Confidential treatment has been requested for portions of this exhibit).

10.38	Product Distribution Agreement between Vital Images, Inc. and R2 Technology, Inc. (filed herewith electronically) (Confidential treatment has been requested for portions of this exhibit).

10.39

Employment Agreement dated February 9, 2002 between the Company and Jay D. Miller** (incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.40

Form of Change in Control Agreement between the Company and Jay D. Miller** (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.41

Non-qualified Stock Option Agreement dated December 28, 2002 between the Company and Jay D. Miller** (incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith electronically).

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith electronically).

*                 Portions of such exhibit are treated as confidential pursuant to a request for confidential treatment filed with the Commission by the Registrant.

**          Indicates a management contract or compensatory plan or arrangement.