Form 10-Q
period 2003-09-30
VITAL IMAGES INC
filed 2003-11-14
CIK 912888

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

On November 10, 2003, there were 11,116,357 shares of the Registrant’s common stock, par value $.01 per share, outstanding.

VITAL IMAGES, INC.

Form 10-Q

September 30, 2003

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VITAL IMAGES, INC.

BALANCE SHEETS

AS OF SEPTEMBER 30, 2003 AND DECEMBER 31, 2002

	September 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$28,827,329	$8,122,547
Marketable securities	5,283,113	2,508,113
Accounts receivable, net of allowance for doubtful accounts of $273,000 and $240,000 as of September 30, 2003 and December 31, 2002, respectively	6,342,151	4,971,079
Deferred income taxes	290,000	—
Prepaid expenses and other current assets	929,728	498,692
Total current assets	41,672,321	16,100,431
Property and equipment, net	2,729,272	2,156,835
Deferred income taxes	8,585,000	—
Licensed technology, net	480,000	570,000

TOTAL ASSETS	$53,466,593	$18,827,266

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,050,062	$757,715
Accrued payroll	1,816,785	1,486,654
Deferred revenue	5,536,114	3,870,958
Accrued royalties	733,017	546,593
Other current liabilities	242,816	219,036
Total current liabilities	9,378,794	6,880,956
Deferred revenue	276,283	225,539
Total liabilities	9,655,077	7,106,495

Shareholders’ equity:
Preferred stock: $.01 par value; 5,000,000 shares authorized; none issued or outstanding as of September 30, 2003 and December 31, 2002	—	—
Common stock: $.01 par value; 20,000,000 shares authorized; 11,088,831 and 8,987,009 shares issued and outstanding as of September 30, 2003 and December 31, 2002, respectively	110,888	89,870
Additional paid-in capital	55,664,086	31,719,371
Accumulated other comprehensive income	373	—
Accumulated deficit	(11,963,831)	(20,088,470)
Total shareholders’ equity	43,811,516	11,720,771

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$53,466,593	$18,827,266

(The accompanying notes are an integral part of the interim financial statements.)

VITAL IMAGES, INC.

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002
	(Unaudited)		(Unaudited)
Revenue:
License fees	$5,258,320	$4,022,420	$15,236,591	$10,315,561
Maintenance and services	1,638,147	836,482	4,688,809	2,678,388
Hardware	346,263	733,987	1,638,021	1,916,664
Total revenue	7,242,730	5,592,889	21,563,421	14,910,613

Cost of revenue:
License fees	604,634	337,388	1,506,585	881,210
Maintenance and services	276,984	208,379	952,061	900,636
Hardware	259,326	566,091	1,097,316	1,473,374
Total cost of revenue	1,140,944	1,111,858	3,555,962	3,255,220

Gross margin	6,101,786	4,481,031	18,007,459	11,655,393

Operating expenses:
Sales and marketing	2,929,746	2,200,682	8,737,252	5,893,358
Research and development	1,310,417	1,154,030	4,004,795	3,001,622
General and administrative	967,084	736,622	3,066,854	2,472,216
Total operating expenses	5,207,247	4,091,334	15,808,901	11,367,196

Operating income	894,539	389,697	2,198,558	288,197

Interest income, net	70,468	32,452	146,081	93,991

Income before income taxes	965,007	422,149	2,344,639	382,188
Provision (benefit) for income taxes	(5,840,000)	3,000	(5,780,000)	9,000

Net income	$6,805,007	$419,149	$8,124,639	$373,188

Net income per share – basic	$0.62	$0.05	$0.82	$0.04

Net income per share – diluted	$0.53	$0.04	$0.70	$0.04

Shares used in per share calculations:
Basic	10,954,998	8,956,337	9,875,771	8,822,722

Diluted	12,767,022	9,623,682	11,572,949	9,809,445

(The accompanying notes are an integral part of the interim financial statements.)

VITAL IMAGES, INC.

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

	For the Nine Months Ended September 30,
	2003	2002
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,124,639	$373,188
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	882,227	643,871
Stock-based compensation	123,911	7,300
Provision for uncollectible accounts receivable	33,000	33,000
Deferred income tax benefit	(5,885,000)	—
Amortization of licensed technology	90,000	90,000
Changes in operating assets and liabilities:
Accounts receivable	(1,404,072)	(2,179,417)
Prepaid expenses and other current assets	(431,036)	(148,986)
Accounts payable	292,347	73,771
Deferred revenue	1,715,900	1,435,636
Accrued expenses and other liabilities	540,335	115,599
Net cash provided by operating activities	4,082,251	443,962

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(1,454,664)	(1,034,785)
Additions to licensed technology	—	—
Investments in marketable securities	(6,203,277)	(5,932,219)
Maturities of marketable securities	3,428,650	2,022,754
Net cash used in investing activities	(4,229,291)	(4,944,250)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock under warrants	210,759	1,719,123
Proceeds from sales of common stock under stock plans	1,650,548	1,070,039
Net proceeds from private placement	18,990,515	—
Net cash provided by financing activities	20,851,822	2,789,162

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	20,704,782	(1,711,126)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	8,122,547	6,830,906

CASH AND CASH EQUIVALENTS, END OF PERIOD	$28,827,329	$5,119,780

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid	$68,157	$9,593

(The accompanying notes are an integral part of the interim financial statements.)

VITAL IMAGES, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

(1) BASIS OF PRESENTATION:

The accompanying unaudited financial statements of Vital Images, Inc. (“Vital Images” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America.  In the opinion of management, these unaudited financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. Operating results for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

A reclassification related to the amortization of technology licensed from a third party has been made in the third quarter of 2003 to the year-to-date 2003 and the 2002 financial statements to conform to the current financial statement presentation.  For the first six months of 2003, $60,000 of amortization expense was reclassified from research and development expenses to license fees cost of revenue.  For the three and nine months ended September 30, 2002, $30,000 and $90,000, respectively, of amortization expense was reclassified from research and development expenses to license fees cost of revenue.

(2) MAJOR CUSTOMERS AND GEOGRAPHIC DATA:

The following customers accounted for more than 10% of the Company’s total revenue for the periods indicated:

	Significant Customer	Revenue	Percentage of Total Revenue
Nine months ended September 30, 2003	Toshiba Medical Systems Corporation	$9,777,000	45%

Nine months ended September 30, 2002	Toshiba Medical Systems Corporation	$5,486,000	37%

The Company’s accounts receivable are generally concentrated with a small base of customers.  As of September 30, 2003 and December 31, 2002, Toshiba Medical Systems Corporation accounted for 53% and 21% of accounts receivable, respectively.

Export revenue amounted to 12% and 8% of total revenue for the nine months ended September 30, 2003 and 2002, respectively.  Substantially all of the Company’s export revenue is negotiated, invoiced and paid in U.S. dollars.  Gross export revenue by geographic area is summarized as follows:

	Nine Months Ended September 30,
	2003	2002
Europe	$1,825,000	$652,000
Asia and Pacific Region	525,000	457,000
Canada, Mexico and other foreign countries	268,000	92,000
Totals	$2,618,000	$1,201,000

(3) NET INCOME PER SHARE:

Net income per share - basic is computed using the weighted average common shares outstanding during the period.  Net income per share – diluted is computed using the weighted average common shares outstanding and common share equivalents shares outstanding during the period.  Common share equivalents are not included in the net income per share calculations if they are anti-dilutive.  Common share equivalents consist of warrants and options.  There were no anti-dilutive common share equivalents for the three months ended September 30, 2003.  For the nine months ended September 30, 2003, 43,471 common share equivalents were excluded because they were anti-dilutive.  For the three and nine months ended September 30, 2002, 911,076 and 73,496, respectively, of common share equivalents were excluded because they were anti-dilutive.

The computations for basic and diluted net income per share for each period are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002

Numerator:
Net income	$6,805,007	$419,149	$8,124,639	$373,188

Denominator:
Denominator for weighted average common shares outstanding – basic	10,954,998	8,956,337	9,875,771	8,822,722

Dilution associated with common stock warrants	80,290	45,992	77,478	60,753

Dilution associated with the company’s stock-based compensation plans	1,731,734	621,353	1,619,700	925,970

Denominator for weighted average common shares outstanding – diluted	12,767,022	9,623,682	11,572,949	9,809,445

Net income per share – basic	$0.62	$0.05	$0.82	$0.04

Net income per share – diluted	$0.53	$0.04	$0.70	$0.04

(4) COMPREHENSIVE INCOME:

The components of comprehensive income were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002
Net income	$6,805,007	$419,149	$8,124,639	$373,188

Other comprehensive gain (loss):
Net unrealized gain (loss) on available-for-sale investments	(268)	—	373	—

Comprehensive income	$6,804,739	$419,149	$8,125,012	$373,188

Accumulated other comprehensive gain at September 30, 2003 and December 31, 2002 was $373 and $0, respectively.

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

		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
		2003	2002	2003	2002

Net income, as reported		$6,805,007	$419,149	$8,124,639	$373,188

Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects		(556,007)	(468,149)	(1,573,639)	(1,375,188)

Pro forma net income (loss)		$6,249,000	$(49,000)	$6,551,000	$(1,002,000)

Net income (loss) per share – basic	As reported	$0.62	$0.05	$0.82	$0.04
		$0.57	$(0.01)	$0.66	$(0.11)
	Pro forma
Net income (loss) per share – diluted	As reported	$0.53	$0.04	$0.70	$0.04

	Pro forma	$0.49	$(0.01)	$0.57	$(0.11)

The pro forma effects on the net income for the nine months ended September 30, 2003 and 2002 may not be indicative of the future results for the full fiscal year due to continuing option activity and other factors.

(6) INCOME TAXES:

During the third quarter of 2003, the Company concluded that it is more likely than not that all of its net deferred tax assets will be realized and the Company reversed its valuation allowance for net deferred tax assets, which resulted in the recording of a net tax benefit for the three months and nine months ended September 30, 2003.  The reversal of the deferred tax assets valuation allowance is based upon the Company’s historical operating performance and management’s expectation that the Company will generate sufficient taxable income of approximately $25 million in future periods to allow it to realize its deferred tax assets resulting from the tax benefits associated with its net operating loss carryforwards and a significant portion of its research and development tax credit carryforwards, as well as certain other tax benefits related to book and tax income timing differences. The Company reversed its valuation allowance for net deferred tax assets of approximately $6.4 million on September 30, 2003.  Of the total $6.4 million valuation allowance reversal, approximately $5.9 million was recorded as a tax benefit in the statements of operations, and approximately $530,000 as an increase to additional paid-in capital, which represents the amount of deferred tax assets generated from the exercise of stock options prior to 2003.  In addition, the Company recorded a $2.5 million increase in additional paid-in-capital related to the deferred tax asset generated by stock option exercises in the first nine months of 2003.

The following table summarizes the significant components of the Company’s tax-effected net deferred income taxes.

	For the Nine Months Ended September 30, 2003	For the Year Ended December 31, 2002
Net operating loss carryforwards	$7,915,000	$6,830,000
Research and development tax credit carryforwards	978,000	995,000
Deferred compensation	—	230,000
Depreciation	237,000	322,000
Other, net	290,000	221,000
Net deferred income taxes before valuation allowance	9,420,000	8,598,000
Less valuation allowance	(545,000)	(8,598,000)
Net deferred income taxes	$8,875,000	$—

The Company expects to reverse approximately $400,000 of the remaining valuation allowance of $545,000 in the fourth quarter of 2003.

(7) PRIVATE PLACEMENT:

In June 2003, the Company completed a private placement of 1,500,000 shares of common stock at $13.50 per share for total gross proceeds of $20,250,000.  After deducting placement fees and other offering costs of $1,259,000, the Company received net proceeds of $18,991,000.  A registration statement covering the resale of these shares was declared effective on September 29, 2003 by the Securities and Exchange Commission.

(8) RECENT ACCOUNTING PRONOUNCEMENTS:

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of SFAS No. 123.”  This Statement amends SFAS 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation.  In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results.  SFAS 148 is effective for fiscal years ending after December 15, 2002, and disclosure requirements are effective for interim periods beginning after December 15, 2002.  The Company has provided the additional disclosures required by SFAS 148 in the first three quarters of 2003.  The Company intends to continue to account for stock-based compensation using the intrinsic value method prescribed by APB Opinion No. 25 and related interpretations.  Accordingly, the adoption of SFAS 148 did not impact the Company’s financial position or results of operations.

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

Allowance for doubtful accounts.  The Company maintains an allowance for doubtful accounts that reflects the Company’s estimate of losses that may result from the uncollectibility of accounts receivable.  The allowance for doubtful accounts is based on an analysis of individual accounts for which the Company has information indicating the customer may not be able to pay amounts owed to the Company.  In these cases, based on the available facts and circumstances, the Company estimates the amount that will be collected from such customers.  The Company also evaluates the collectibility of our accounts receivable in the aggregate based on factors such as the aging of receivable amounts, customer concentrations, historical experience, and current economic trends and conditions.  The allowance for doubtful accounts is adjusted when additional information is received that impacts the amount reserved. If circumstances change, the Company’s estimates of the recoverability of accounts receivable could be reduced or increased by a material amount.  Such a change in estimated recoverability would be accounted for in the period in which the facts that give rise to the change become known.  As of September 30, 2003, the Company had an allowance for doubtful accounts of $273,000.

Deferred tax asset.  The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized.  During the third quarter of 2003, the Company concluded that it is more likely than not that all of its net deferred tax assets will be realized and the Company reversed its valuation allowance for net deferred tax assets, which resulted in the recording of a net tax benefit for the three months and nine months ended September 30, 2003.  The reversal of the deferred tax assets valuation allowance is based upon the Company’s historical operating performance and management’s expectation that the Company will generate sufficient taxable income of approximately $25 million in future periods to allow it to realize its deferred tax assets resulting from the tax benefits associated with its net operating loss carryforwards and a significant portion of its research and development tax credit carryforwards, as well as certain other tax benefits related to book and tax income timing differences.  The Company reversed its valuation allowance for net deferred tax assets of approximately $6.4 million at September 30, 2003. Of the total $6.4 million valuation allowance reversal, approximately $5.9 million was recorded as a tax benefit in the statements of operations, and approximately $530,000 as an increase to additional paid-in capital, which represents the amount of deferred tax assets generated from the exercise of stock options prior to 2003.  In addition, the Company recorded a $2.5 million increase in deferred tax assets and additional paid-in-capital related to the deferred tax asset generated by stock option exercises in the first nine months of 2003.  The Company expects to reverse approximately $400,000 of the remaining valuation allowance of $545,000 in the fourth quarter of 2003.  Should the Company determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to record a valuation allowance to reduce the deferred tax assets would be charged to income in the period such a determination was made.

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

Reclassification

A reclassification related to the amortization of technology licensed from a third party has been made in the third quarter of 2003 to the year-to-date 2003 and the 2002 financial statements to conform to the current financial statement presentation.  For the first six months of 2003, $60,000 of amortization expense was reclassified from research and development expenses to license fees cost of revenue.  For the three and nine months ended September 30, 2002, $30,000 and $90,000, respectively, of amortization expense was reclassified from research and development expenses to license fees cost of revenue.

Revenue

Revenue was $7,243,000 for the three months ended September 30, 2003, compared with $5,593,000 for the three months ended September 30, 2002, a 29% increase.  For the nine months ended September 30, 2003, revenue was $21,563,000 compared with $14,910,000 in the comparable nine-month period of the prior year, a

45% increase. The revenue growth was driven by the increase in the Company’s core revenue components of software license fees and maintenance and services revenue. Core revenue increased 42% to $6,896,000 for the third quarter of 2003 from $4,859,000 for the same period of 2002.  For the nine months ended September 30, 2003, core revenue increased 53% to $19,925,000 from $12,994,000 for the nine months ended September 30, 2002.  For the nine months ended September 30, 2003, revenue from sales to Toshiba Medical Systems Corporation (“Toshiba”) totaled $9,777,000, or 45% of 2003 total revenue, compared with $5,486,000, or 37% of 2002 total revenue for the nine months ended September 30, 2002.

The $1,236,000 increase in software license fee revenue for the quarter and the $4,921,000 increase for the year-to-date period resulted from an increase in Vitrea® 2, Vitrea 2 options and increased sales to Toshiba.  Revenue from Vitrea 2 increased from $5,634,000 for the nine months ended September 30, 2002 to $7,491,000 for the nine months ended September 30, 2003 due to an increase in the number of software licenses shipped.  For the nine months ended September 30, 2003, the Company generated 65% revenue growth from the sale of Vitrea 2 options, including VScore™, CT Colonography, Automated Vessel Measurements and CT Cardiac.  The sale of Vitrea 2 options totaled $7,333,000 for the first nine months of 2003 compared with $4,452,000 in the first nine months of 2002.  For the nine months ended September 30, 2003, software license fee revenue from sales to Toshiba totaled $7,803,000 compared with $4,647,000 for the nine months ended September 30, 2002.

Maintenance and services revenue increased 96% to $1,638,000 for the three months ended September 30, 2003 compared to $836,000 for the three months ended September 30, 2002.  Maintenance and services revenue increased 75% to $4,689,000 for the nine months ended September 30, 2003 compared to $2,678,000 for the nine months ended September 30, 2002.  Of the $2,011,000 increase for the nine months ended September 30, 2003 compared to 2002, $1,089,000 consisted of an increase in maintenance revenue and $819,000 was an increase in training revenue.  For the three months ended September 30, 2003 compared to the same period in 2002, $545,000 of the $802,000 increase was an increase in maintenance revenue and $285,000 was an increase in training revenue.  The increases for the three months ended September 30, 2003 were partially offset by a $38,000 decrease in installation revenue.  The increases in maintenance revenue were due to the Company adding new customers to the installed base and collecting back maintenance from customers whose maintenance had lapsed.  The number of Vitrea licenses shipped increased from approximately 800 as of September 30, 2002 to approximately 1,250 as of September 30, 2003.  The increases in training revenue were due to an overall increase in the number of training sessions sold with the customers’ initial purchases of software.  The increase in maintenance and services revenue for the nine months ended September 30, 2003 was partially due to an increase in revenue from engineering services rendered under product development agreements with Medtronic Surgical Navigation Technologies (“SNT”), E-Z-EM, Inc. and Toshiba.  The Company generated $380,000 of such service revenue for the nine months ended September 30, 2003 from E-Z-EM, Inc. and SNT.  For the first nine months of 2002, the Company had generated $320,000 for engineering services rendered to SNT and Toshiba.

Hardware revenue decreased 53% to $346,000 for the third quarter of 2003 from $734,000 in the third quarter of 2002.  For the nine months ended September 30, 2003, hardware revenue decreased 15% to $1,638,000 from $1,917,000 for the nine months ended September 30, 2002.  The decrease in hardware revenue was due to a decrease in the number of complete system sales and lower unit pricing for hardware platforms shipped in 2003.

Gross Margin

The gross margin percentage increased to 84% for both the three and nine months ended September 30, 2003,

respectively, from 80% and 78% for the three and nine months ended September 30, 2002, respectively. The increase in gross margin is partially attributable to the increase in software-only sales and sales of software options, which have higher margins.  In addition, there was an increase in higher margin maintenance and services revenue.  Software license revenue, which generates higher gross margins than hardware revenue, increased 48% for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002. Meanwhile, hardware revenue decreased 15% from the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2003.  The Company anticipates the overall gross margin percentage in future periods may be lower than the gross margin rates achieved in the first nine months of 2003, but this expectation will be affected by the amount of software-only revenue, the amount of lower-margin third-party software sales and the mix of revenue from maintenance and services and hardware.

Sales and Marketing

Sales and marketing expenses increased to $2,930,000, or 40% of total revenue, for the three months ended September 30, 2003 from $2,201,000, or 39% of total revenue, for the three months ended September 30, 2002, a 33% increase.  For the nine months ended September 30, 2003, sales and marketing expenses increased 48% to $8,737,000, or 41% of total revenue, from $5,893,000, or 40% of total revenue, for the nine months ended September 30, 2002.  The increases were mostly due to increases in compensation costs as a result of additional personnel required to support recent growth and increased sales commissions as a result of increased revenue.  Compensation costs increased $519,000 and $1,902,000 for the three and nine months ended September 30, 2003, respectively, compared to the same periods in 2002.  Total sales and marketing personnel, including customer support personnel, increased from 47 at September 30, 2002 to 55 at September 30, 2003.  Due to the increase in headcount, travel and entertainment expenses increased $104,000 and $237,000 for the three and nine months ended September 30, 2003, respectively, compared to the three and nine months ended September 30, 2002.  Hiring costs were flat for the three months ended September 30, 2003 compared to the same period in 2002 and increased $113,000 for the nine months ended September 30, 2003 compared to the first nine months of 2002.  There was also a $73,000 and $306,000 increase in expenses related to utilizing outside consultants to help sell and promote Vitrea 2 and Vitrea 2 options for the three and nine months ended September 30, 2003, respectively, compared to the same periods in 2002.  The Company expects sales and marketing costs to increase in future periods as a result of the cost of additional sales and customer support personnel.

Research and Development

Research and development expenses increased 14% to $1,310,000, or 18% of total revenue, for the three months ended September 30, 2003, compared with $1,154,000, or 21% of total revenue, for the same period last year. For the nine month period ended September 30, 2003, research and development expenses increased 33% to $4,005,000, or 19% of total revenue, from $3,002,000, or 20% of total revenue, for the comparable period in the prior year.  The expense increase was largely due to increased compensation costs resulting from additional personnel supporting the development of Vitrea 2.  Compensation costs increased $34,000 and $568,000 for the three and nine months ended September 30, 2003, respectively, compared to the same periods in 2002.  Total research and development personnel increased from 30 at September 30, 2002 to 36 at September 30, 2003.  Due to the increase in personnel, hiring costs increased $21,000 and $35,000 for the three and nine months ended September 30, 2003, respectively, compared to the three and nine months of 2002.  Due to more training and increased personnel, training costs increased $25,000 and $55,000 for the three and nine months ended September 30, 2003, respectively, compared to the same periods in 2002.  There was a $160,000 decrease during the nine months ended September 30, 2003 in research and development expenses classified as cost of revenue due to less service being performed related to SNT product development agreements.  The Company anticipates that research and development costs will increase in future periods as the Company develops software tools for applications with large potential markets, such as cardiovascular disease, disease screening applications such as colon cancer, and surgical and therapy planning, but management expects these costs will decline as a percentage of total revenue.

General and Administrative

General and administrative expenses increased to $967,000, or 13% of total revenue, for the three months ended September 30, 2003, from $737,000, or 13% of total revenue, for the three months ended September 30, 2002, a 31% increase.  Of the $230,000 increase for the three months ended September 30, 2003 compared to September 30, 2002, $100,000 consisted of an increase in compensation costs related to additional personnel and $71,000 consisted of legal fees due to business development, patent work and SEC filings related to the registration statement covering the resale of shares from a private placement in June 2003.  For the nine months ended September 30, 2003, general and administrative expenses increased 24% to $3,067,000, or 14% of total revenue, from $2,472,000, or 17% of total revenue, for the nine months ended September 30, 2002.  The largest portion of the increase for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002 was a $341,000 increase in compensation costs related to additional personnel.  Total general and administrative personnel increased from 15 at September 30, 2002 to 18 at September 30, 2003.  For the nine months ended September 30, 2003, registration and filing fees increased $179,000, which includes a $100,000 NASDAQ National Market registration fee, as compared to the nine months ended September 30, 2002.  This registration fee was paid for the first time in June 2003 when the Company qualified for listing on the National Market.  In addition, legal fees increased $155,000 during the nine months ended September 30, 2003 due to business development, patent work and SEC filings.  General and administrative expenses for the nine months ended September 30, 2002 includes $230,000 related to severance for the Company’s former chief executive officer.  The Company believes that general and administrative expenses will increase in future periods due to increased infrastructure costs as the business grows, but management expects that these costs will remain unchanged or decrease from the current percentage of total revenue.

Results of Operations

The increasing revenue from Vitrea 2 and add-on software options shipments, net of the increased expenses attributable to the development of the Company’s infrastructure and the development and promotion of the Vitrea 2 product, resulted in operating income of $895,000 and $2,199,000 for the three and nine months ended September 30, 2003, respectively, compared with operating income of $390,000 and $288,000 for the three and nine months ended September 30, 2002, respectively.

Interest Income

The increase in interest income was due to a higher average balance of cash, cash equivalents and marketable securities during the three and nine months ended September 30, 2003 compared to the three and nine months ended September 30, 2002.  The average balance of cash, cash equivalents and marketable securities increased from approximately $8.1 million for the nine months ended September 30, 2002 compared to $21 million for the nine months ended September 30, 2003 due to increased cash flows from operations and the completion of the private placement in June 2003.

Income Taxes

During the third quarter of 2003, the Company concluded that it is more likely than not that all of its net deferred tax assets will be realized and the Company reversed its valuation allowance for net deferred tax assets, which resulted in the recording of a net tax benefit for the three months and nine months ended September 30, 2003.  The reversal of the deferred tax assets valuation allowance is based upon the Company’s historical operating performance and management’s expectation that the Company will generate sufficient taxable income of approximately $25 million in future periods to allow it to realize its deferred tax assets resulting from the tax benefits associated with its net operating loss (“NOL”) carryforwards and a significant portion of its research and development tax credit carryforwards, as well as certain other tax benefits related to book and tax income timing differences. The reversal of the valuation allowance resulted in a $5,885,000 tax benefit in the statements of operations that was partially offset by a $45,000 and a $105,000 provision for state income taxes for the three and nine months ended September 30, 2003, respectively.  The Company expects to reverse approximately $400,000 of the remaining valuation allowance of $545,000 in the fourth quarter of 2003.  The Company’s effective tax rate for the third quarter of 2003, before the effect of the valuation allowance reversal, was approximately 5 percent, reflecting state income taxes and certain state minimum fees.

As of September 30, 2003, the Company had available NOL carryforwards of approximately $21.8 million and research and development tax credit carryforwards of approximately $978,000 expiring in varying amounts from 2003 through 2022.

Liquidity and Capital Resources

As of September 30, 2003, the Company had $28,827,000 in cash and cash equivalents, working capital of $32,294,000, and no borrowings.

Cash flows provide by operations increased to $4.1 million in the first nine months of 2003 from $444,000 in the first nine months of 2002.  In the nine-month period ended September 30, 2003, $11.3 million of the cash generated was from increases in net income, deferred revenue, non-cash expenses for depreciation and accrued expenses and other current liabilities.  These increases were partially offset by an increase in accounts receivable and prepaid expenses and other current assets as well as a $5,885,000 increase in the deferred income tax benefit.  In the nine month period ended September 30, 2002, $2.5 million of the cash generated was from increases in net income, deferred revenue and non-cash expenses related to depreciation.  These increases were offset by a $2.2 million increase in accounts receivable.

Of the $1,716,000 and $1,436,000 increases in deferred revenue for the nine months ended September 30, 2003 and 2002, respectively, $1,231,000 and $561,000, respectively, were due to volume increases in Vitrea 2 sales and renewals of annual maintenance.  The $1,404,000 increase and $2,179,000 increase in accounts receivable for the nine months ended September 30, 2003 and 2002, respectively, were due to revenue increases.  The days sales outstanding on an annualized basis improved from 110 days at September 30, 2002 to 84 days at September 30, 2003.  The increases in accounts payable and accrued expenses and other current liabilities for the nine months ended September 30, 2003 and 2002 were due to the timing of payments and the increasing level of expenses.  The increase in prepaid expenses and other current assets for the nine months ended September 30, 2003 was due to a $188,000 increase in inventory, a $116,000 increase in prepaid insurance and a $100,000 increase in revenue in excess of billings related to service revenues recognized using the percentage of completion method.

The Company used $4,229,000 and $4,944,000 of cash for net investing activities in the nine months ended September 30, 2003 and 2002, respectively.  Additions to property plant and equipment were $1,455,000 and $1,035,000 for the nine months ended September 30, 2003 and 2002, respectively.  The purchases for both periods were largely to upgrade computer equipment and to purchase computer equipment for new personnel.  In addition, the Company purchased furniture and fixtures and leasehold improvements related to expansions of the Company’s offices in both periods.  Management anticipates that the Company will continue to purchase property and equipment necessary in the normal course of business.  The amount and timing of these purchases and the related cash outflows in future periods is difficult to predict and depends on a number of factors, including the hiring of employees and the rate of change of computer hardware.  The Company used $6,203,000 and $5,932,000 to purchase marketable securities during the periods ended September 30, 2003 and 2002, respectively.  The Company realized $3,429,000 and $2,023,000 of proceeds from maturities of marketable securities during the nine months ended September 30, 2003 and 2002, respectively.  The marketable securities are invested in U.S. government obligations, U.S. government agency obligations, corporate commercial obligations and certificates of deposits.

Cash provided by financing activities totaled $20,852,000 and $2,789,000 for the nine months ended September 30, 2003 and 2002, respectively.  Of the cash provided during the nine months ended September 30, 2003, $18,991,000 consisted of net proceeds, after deducting placement fees and other offering costs of $1,259,000, from the Company’s private placement of 1.5 million shares of common stock at $13.50 per share.  A registration statement covering the resale of these shares was declared effective on September 29, 2003 by the Securities and Exchange Commission.

The remaining $1,861,000 and $2,789,000 of cash provided by financing activities in the 2003 and 2002 nine-month periods, respectively, were from the sale of common stock upon the exercise of options granted under stock option plans and the exercise of warrants.  In December 2001, the Company announced its decision to exercise its right to redeem its outstanding redeemable, five-year common stock warrants issued in its December 1999 private placement. The warrant holders exercised all of the outstanding warrants in December 2001 and January 2002.  The net cash proceeds from the January 2002 exercises were approximately $1,719,000.  During the nine months ended September 30, 2003, the exercise of the broker warrants, issued in 1999 in connection with the private placement, generated $211,000 in cash.

The Company has never paid or declared any cash dividends and does not intend to pay dividends in the near future.

The following summarizes our contractual obligations due each period, including purchase commitments as of September 30, 2003, and the effect such obligations are expected to have on our liquidity and cash flow:

	Payments Due By Year
	Remainder of 2003	2004	2005	2006
Operating leases	$108,000	$434,000	$255,000	$19,000

Purchase commitment (1)	$420,000	$1,715,000	$1,890,000	$1,575,000

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

ITEM 4.                             CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was performed by the Company’s management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, the Company’s management, including its principal executive officer and principal financial officer, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2003.

There were no changes in the Company’s internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.                             LEGAL PROCEEDINGS

None.

ITEM 2.                             CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                             DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.                             OTHER INFORMATION

None.

ITEM 6.                             EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)                                 Form 8-K.

During the quarter ended September 30, 2003, and during the period from September 30, 2003 until the date of this Quarterly Report, the Company furnished the following Current Reports on Form 8-K:

On July 28, 2003, the Company furnished the SEC with a Current Report on Form 8-K announcing the issuance of a press release on July 22, 2003 regarding Vital Images’ financial results for the three and six months ended June 30, 2003.

On October 21, 2003, the Company furnished the SEC with a Current Report on Form 8-K announcing the issuance of a press release on October 21, 2003 regarding Vital Images’ financial results for the three and nine months ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VITAL IMAGES, INC.

November 14, 2003	/s/ Gregory S. Furness
Gregory S. Furness
Chief Financial Officer and Vice President-Finance
(Chief Accounting Officer)