Form 10-K/A
period 2002-12-31
VITAL IMAGES INC
filed 2004-03-02
CIK 912888

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K/A

(Amendment No. 2)

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

EXPLANATORY NOTE

Vital Images, Inc. (the “Company”) is filing this Amendment No. 2 to its Annual Report on Form 10-K for the year ended December 31, 2002, which was originally filed March 28, 2003 and amended by Amendment No. 1 filed on September 23, 2003 (collectively, the “Form 10-K”), principally to amend specific items of the Form 10-K to reflect: (1) the change in classification of certain customer support costs, which had previously been reported as a sales and marketing expense rather than as cost of revenue – maintenance and services, and (2) the change in classification of amortization expense related to technology licensed from a third party, which had, prior to the third quarter of 2003, been reported as research and development expense rather than as cost of revenue- license fees. In addition, the Company has enhanced certain previously included disclosures regarding accounting policies related to revenue recognition. The changes in classification had no effect on the Company’s previously reported revenue, operating income, net income (loss) or net income (loss) per share, nor did the changes in classifications affect the Company’s balance sheets or statements of shareholders’ equity and cash flows. This Amendment No. 2 amends only the portions of the Form 10-K set forth herein; the remainder of the Form 10-K is unchanged and is not reproduced in this Amendment No. 2. This Amendment No. 2 does not reflect events occurring after the original filing of the Form 10-K.

This Amendment No. 2 contains changes to the following disclosures:

• Part I – Item 1. Business
• “Maintenance and Support”
• “Employees”

• Part II - Item 6. Selected Financial Data

• Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

• Part II - Item 8. Financial Statements and Supplementary Data – Vital Images, Inc. Statements of Operations

• Part II- Item 8. Financial Statements and Supplementary Data- Notes to Financial Statements
• Note 2- Summary of Significant Accounting Policies- Revenue Recognition
• Note 10- Licensed Technology
• Note 14 Quarterly Financial Data (Unaudited)

• Part IV - Item 15. Exhibits, Financial Statements Schedules and Reports on Form 8-K

VITAL IMAGES, INC.

FORM 10-K/A

Amendment No. 2

Item 1.                                     BUSINESS

Vital Images, Inc. (“Vital Images” or the “Company”) was incorporated in Iowa in September 1988.  In March 1997, the Company re-incorporated under the laws of the state of Minnesota.  The Company’s principal executive offices are located at 3300 Fernbrook Lane N., Suite 200, Plymouth, MN 55447 (telephone (763) 852-4100, facsimile (763) 852-4110, e-mail – info@vitalimages.com ).  From May 24, 1994 through May 11, 1997, the Company was a wholly-owned subsidiary of Bio-Vascular, Inc. (“Bio-Vascular”), now known as Synovis Life Technologies, Inc..

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

The Company has a marketing and distribution agreement with Toshiba Corporation, Medical Systems Company (“Toshiba”), which names Vitrea 2 as Toshiba’s primary 3D software for use with their CT scanners in the United States and in more than 50 countries in North and South America, Europe, the Middle East, Africa, Australia and Asia, except Japan. The agreement runs through September 30, 2003.  Sales by the Company to Toshiba accounted for approximately 34%, 27% and 27% of the Company’s total revenue for the years ended December 31, 2002, 2001 and 2000, respectively.  See “Business – Marketing and Distribution” and “– Dependence on Major Customers.”

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

•                       Continue to seek collaborative partnerships with leading medical technology companies.  In addition to collaborations with medical institutions, the Company intends to selectively pursue relationships with leading medical technology companies to expand the Company’s clinical, distribution, financial and/or technical capability for its 3D medical imaging software products.  Examples of such relationships include the Company’s development, marketing and/or distribution agreements with Toshiba Corporation, Medical Systems Group (“Toshiba”); the Surgical Navigation Technologies division of Medtronic, Inc.; E-Z-EM, Inc.; and R2 Technology, Inc. (“R2”). See “Business-Marketing and Distribution,” – “Intellectual Property” and – “Manufacturing and Service.”

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

The Company expensed $4,143,000, $3,359,000 and $3,036,000 incurred in its research and development efforts in each of the fiscal years ended December 31, 2002, 2001 and 2000, respectively.

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

Employees

As of February 28, 2003, the Company had 105 full-time employees, with 35 involved in research and development, 33 in sales and marketing, 18 in technical support functions for maintenance and services and 19 in administrative functions.  The Company is not a party to any collective bargaining agreement involving its employees and believes its relationship with its employees is good.

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

Health Insurance Portability and Accountability Act of 1996 (“HIPAA”)

The HIPAA regulations are causing customers of the Company to request that the Company sign “business associate” agreements with them.  A “business associate” is a person or entity that performs certain functions or activities that involve the use or disclosure of protected health information on behalf of, or provides services to, a covered entity.  By law, the HIPAA Privacy Rule applies only to covered entities – health plans, health care clearinghouses, and certain health care providers.  However, most health care providers do not carry out all of their health care activities and functions by themselves.  Instead, they often use the services of a variety of other persons or businesses.  The Privacy Rule allows covered providers and health plans to disclose protected health information to these “business associates” if the providers or plans obtain satisfactory assurances that the business associate will use the information only for the purposes for which it was engaged by the covered entity, will safeguard the information from misuse, and will help the covered entity comply with some of the covered entity’s duties under the Privacy Rule.  Covered entities may disclose protected health information to an entity in its role as a business associate only to help the covered entity carry out its health care functions — not for the business associate’s independent use or purposes, except as needed for the proper management and administration of the business associate.  If the Company is not willing to or is unable to enter into a “business associate” agreement with current and potential customers, the customer may not purchase products and services from the Company and this would have a material adverse impact on the Company’s results of operations and financial condition.

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

PART II

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

(In thousands, except per share data)

	For the Years Ended or As of December 31,
	2002	2001	2000	1999	1998
	Restated (1)	Restated (1)	Restated (1)	Restated (1)	Restated (1)
Statement of Operations Data:
Revenue	$21,116	$15,196	$10,628	$6,623	$4,527
Gross margin	14,808	10,723	7,168	4,303	2,628

Operating expenses:
Selling, general and administrative	9,988	8,420	6,919	5,081	4,280
Research and development	4,143	3,358	3,036	2,525	1,815
Operating income (loss)	677	(1,055)	(2,787)	(3,303)	(3,467)

Net income (loss)	$790	$(1,012)	$(2,637)	$(3,218)	$(3,209)

Net income (loss) per share-basic	$0.09	$(0.14)	$(0.39)	$(0.64)	$(0.66)

Weighted average common shares outstanding – basic	8,861	7,075	6,760	5,046	4,841

Net income (loss) per share-diluted	$0.08	$(0.14)	$(0.39)	$(0.64)	$(0.66)

Weighted average common shares outstanding – diluted	9,822	7,075	6,760	5,046	4,841

Balance Sheet Data:
Working capital	$9,219	$6,094	$2,344	$5,409	$3,360
Total assets	18,827	13,269	7,287	8,666	5,938
Long-term debt	—	—	—	—	—
Total shareholders’ equity	11,721	8,051	3,765	6,098	4,134

(1)                The Company has restated its financial statements to (1) change the classification of certain customer support costs, which had previously been reported as a sales and marketing expense rather than as cost of revenue – maintenance and services, and (2) change the classification of amortization expense related to technology licensed from a third party, which had, prior to the third quarter of 2003, been reported as research and development expense rather than as cost of revenue - license fees. The changes in these classifications: (1) increased cost of revenue - maintenance and services and reduced sales and marketing expense by corresponding amounts and (2) increased cost of revenue- license fees and reduced research and development expense by corresponding amounts. These changes in classifications had no effect on the Company’s previously reported revenue, operating income, net income (loss) or net income (loss) per share, nor did the changes in classifications affect the Company’s balance sheets or statements of shareholders’ equity and cash flows. See Note 13 to the financial statements.

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

Software and Hardware

Revenue from license fees and hardware is recognized when shipment of the product has occurred, no significant Company obligations with regard to implementation remain and the Company’s services are not considered essential to the functionality of other elements of the arrangement.  See also “— Multiple Element Arrangements” below for further information.

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

Expense Restatement—Change in Classifications

Vital Images has restated its financial statements to (1) change the classification of certain customer support costs, which had previously been reported as a sales and marketing expense rather than as a cost of revenue – maintenance and services, and (2) change the classification of amortization expense related to technology licensed from a third party, which had, prior to the third quarter of 2003, been reported as research and development expense rather than as cost of revenue - license fees.  The Company has made the appropriate modifications to the statements of operations to give effect to these changes in classification.  The changes in these classifications: (1) increased cost of revenue - maintenance and services and reduced sales and marketing expense by corresponding amounts and (2) increased cost of revenue - license fees and reduced research and development expense by corresponding amounts. The changes in classifications had no effect on the Company’s previously reported revenue, operating income, net income (loss) or net income (loss) per share, nor did the changes in classifications affect the Company’s balance sheets or statements of shareholders’ equity and cash flows. See Note 13 of the accompanying notes to the financial statements for the amounts of these changes in classifications.

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

Gross Margin

The Company’s gross margin percentage was 70% in 2002, down slightly from 71% in 2001. The gross margin percentage was 67% in 2000.  The decrease in margin in 2002 compared to 2001 was due to increasing costs for customer support resulting from the Company’s growth, which was partially offset by the favorable impact of sales mix.  Revenue in 2002 included more of higher margin software license fee revenue and less of lower margin hardware revenue than in 2001.  The number of customer support employees increased from 11 at December 31, 2001 to 17 at December 31, 2002.  The increase in margin in 2001 compared to 2000 was due to the favorable impact of sales mix, which included more of higher margin software license fee revenue than in 2000.

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

Sales and Marketing

Sales and marketing expenses were $6,795,000, or 32% of total revenue, $5,761,000, or 38% of total revenue and $4,709,000, or 44% of total revenue, for 2002, 2001 and 2000, respectively.  The increases in sales and marketing expenses from 2001 to 2002 and 2000 to 2001 were primarily due to increased compensation costs as a result of additional personnel and increased sales commissions as a result of increased revenue.  Tradeshow and marketing costs increased from 2001 to 2002, primarily due to the Company purchasing more space at tradeshows and attending additional tradeshows.  Depreciation expense increased in 2001 as compared with 2000, primarily due to equipment purchases used for the additional personnel, upgrades of computer equipment and equipment for tradeshows.  During these periods, sales and marketing expenses as a percentage of revenue declined primarily due to the Company’s ability to generate revenue growth without proportionately increasing sales and marketing costs.  The Company expects sales and marketing costs to increase in future periods primarily as a result of the cost of additional sales and marketing personnel and management expects sales and marketing expenses to increase as a percentage of total revenue in 2003.

Research and Development

Research and development expenses were up 23% to $4,143,000, or 20% of total revenue in 2002, from $3,359,000, or 22% of total revenue, in 2001.  In addition, $211,000 of expenses were classified in cost of revenue during 2002 in connection with engineering services provided to others under various product development agreements.  The increase in expenses from 2001 to 2002 was primarily due to increased compensation costs resulting from additional personnel supporting the development of Vitrea 2.  Research and development expenses were up 13% to $3,359,000, or 22% of total revenue in 2001, from $3,036,000, or 29% of total revenue, in 2000.  The increase was primarily due to increased compensation costs resulting from additional personnel supporting the development of Vitrea 2 and increases in expenses to support clinical collaboration sites.  There were also consecutive increases in annual depreciation expense between 2000 and 2002, primarily as the result of equipment purchases to support the additional personnel and to upgrade computer equipment.  The decreases in research and development expenses as a percentage of revenue during these periods reflect the Company’s ability to generate increased revenue more rapidly than it increases its product development costs.  The Company anticipates that research and development costs will increase in future periods as the Company develops software tools for applications with large potential markets, such as cardiovascular disease, disease screening applications such as colon cancer, and surgical and therapy planning.  However, management expects research and development costs to decline as a percentage of total revenue in 2003.

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

Interest Income

There was $135,000 of interest income for 2002, compared with $55,000 in 2001 and $162,000 in 2000.  The increase in interest income from 2001 to 2002 was primarily due to an increase in cash, cash equivalents and marketable securities.  The increase in cash, cash equivalents and marketable securities was primarily due to the exercise of warrants for the purchase of common stock, which generated approximately $1,725,000 and $4,490,000 in proceeds for the years ended December 31, 2002 and 2001, respectively.  The decrease in interest income from 2000 to 2001 was primarily due to a lower balance of cash and cash equivalents throughout the year as a result of the use of cash to fund the Company’s operations.

Income Taxes

The income tax provisions for 2002, 2001 and 2000 consist solely of certain state minimum fees.  As a result of the Company’s history of generating net operating losses, the Company has established a valuation allowance to completely reserve for the deferred tax asset of the Company.  The Company continues to monitor realizability of the benefits related to its net deferred tax asset.  To the extent management estimates that realization of this benefit is more likely than not based upon expected future taxable income, part or all of the valuation will be reversed.  Such a reversal would result in an income tax benefit in the period of reversal.

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

Forward-Looking Statements

This Annual Report on Form 10-K/A contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and information that is based on management’s beliefs as well as on assumptions made by, and upon information currently available to, management.  When used in this Annual Report on Form 10-K/A, the words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” and “estimate,” or similar expressions are intended to identify such forward-looking statements.  However, this Annual Report on Form 10-K/A also contains other forward-looking statements.  Forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions, including, but not limited to, the following factors, which could cause the Company’s future results and shareholder values to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company: the dependence on market growth of the industry in which the Company operates; the extent to which the Company’s products gain market acceptance; the need for and availability of additional capital; the potential for litigation regarding patent and other intellectual property rights; the introduction of competitive products by others; dependence on major customers; fluctuations in quarterly results; the progress of product development; the availability of third party reimbursement; and the receipt and timing of regulatory approvals and other factors detailed from time to time in the Company’s filings with the Securities and Exchange Commission, including those set forth under the heading “Important Factors” included in Item 1 of this Annual Report on Form 10-K/A.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s financial statements, supplemental schedule and Report of Independent Auditors thereon, all of which are included in this Annual Report on Form 10-K/A, are listed in Item 15 (a) (1) of this Form 10-K/A.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) The following financial statements and supplemental schedule of Vital Images, Inc. and Report of Independent Auditors thereon are included herein:

(a) (2) Included in Item 15 (a) (1) above

All other schedules to the financial statements required by Article 12 of Regulation S-X are not required under the related instructions or are inapplicable and therefore have been omitted.

(a) (3)	LISTING OF EXHIBITS

The Exhibits required to be a part of this Report are listed in the Index to Exhibits, which follows the Financial Statement Schedule on page 58.

(b)	REPORTS ON FORM 8-K

The Company had no Current Reports on Form 8-K during the year ended December 31, 2002 or during the period from December 31, 2002 to the date of the filing of the original Annual Report on Form 10-K.

(c)	EXHIBITS

Included in Item 15 (a) (3) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to the Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Minneapolis, Minnesota, on the 2nd day of March 2004.

VITAL IMAGES, INC.

By:	/s/Gregory S. Furness
Gregory S. Furness
Chief Financial Officer and Vice President-Finance (Chief Accounting Officer)

REPORT OF INDEPENDENT AUDITORS

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

As discussed in Note 13 to the financial statements, the Company has restated its statements of operations for each of the three years in the period ended December 31, 2002, to reflect a change in the classification of certain customer support expenses and has restated its statements of operations for the years ended December 31, 2002 and 2001 to reflect a change in classification of certain amortization expense.

/s/ PricewaterhouseCoopers LLP

Minneapolis, Minnesota
February 6, 2003, except Note 13 as to which the date is February 10, 2004

VITAL IMAGES, INC.
BALANCE SHEETS

	As of December 31,
	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$8,122,547	$6,830,906
Marketable securities	2,508,113	—
Accounts receivable, net of allowance for doubtful accounts of $240,000 and $185,000 as of December 31, 2002 and 2001, respectively	4,971,079	3,637,954
Prepaid expenses and other current assets	498,692	557,833
Total current assets	16,100,431	11,026,693
Property and equipment, net	2,156,835	1,552,116
Licensed technology, net	570,000	690,000

TOTAL ASSETS	$18,827,266	$13,268,809

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$757,715	$864,385
Accrued payroll	1,486,654	1,326,214
Deferred revenue	3,870,958	2,199,465
Accrued royalties	546,593	362,637
Other current liabilities	219,036	179,610
Total current liabilities	6,880,956	4,932,311
Deferred revenue	225,539	285,709
Total liabilities	7,106,495	5,218,020

Commitments (Notes 5 and 12)

Shareholders’ equity:
Preferred stock: $0.01 par value; 5,000,000 shares authorized; none issued or outstanding as of December 31, 2002 and 2001	—	—
Common stock: $0.01 par value; 20,000,000 shares authorized; 8,987,009 and 8,186,092 shares issued and outstanding as of December 31, 2002 and 2001, respectively	89,870	81,861
Additional paid-in capital	31,719,371	28,846,906
Accumulated deficit	(20,088,470)	(20,877,978)
Total shareholders’ equity	11,720,771	8,050,789

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$18,827,266	$13,268,809

(The accompanying notes are an integral part of the financial statements.)

VITAL IMAGES, INC.

STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2002	2001	2000
	Restated (Note 13)	Restated (Note 13)	Restated (Note 13)
Revenue:
License fees	$14,211,640	$10,082,897	$7,037,227
Maintenance and services	4,019,639	2,450,037	1,411,583
Hardware	2,884,795	2,662,702	2,179,381
Total revenue	21,116,074	15,195,636	10,628,191

Cost of revenue:
License fees	1,250,426	703,593	238,775
Maintenance and services	2,862,459	1,656,207	1,328,679
Hardware	2,195,182	2,112,982	1,893,075
Total cost of revenue	6,308,067	4,472,782	3,460,529

Gross margin	14,808,007	10,722,854	7,167,662

Operating expenses:
Sales and marketing	6,795,377	5,761,416	4,708,604
Research and development	4,143,257	3,358,506	3,036,016
General and administrative	3,192,735	2,657,998	2,209,999
Total operating expenses	14,131,369	11,777,920	9,954,619

Operating income (loss)	676,638	(1,055,066)	(2,786,957)

Interest income, net	134,870	55,089	161,726
Income (loss) before income taxes	811,508	(999,977)	(2,625,231)

Income taxes	22,000	12,000	12,000

Net income (loss)	$789,508	$(1,011,977)	$(2,637,231)

Net income (loss) per share – basic	$0.09	$(0.14)	$(0.39)

Weighted average common shares outstanding – basic	8,861,132	7,074,906	6,760,233

Net income (loss) per share – diluted	$0.08	$(0.14)	$(0.39)

Weighted average common shares outstanding – diluted	9,821,798	7,074,906	6,760,233

(The accompanying notes are an integral part of the financial statements.)

VITAL IMAGES, INC.

STATEMENTS OF SHAREHOLDERS’ EQUITY

			Additional		Total
	Common Stock		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity

Balances as of December 31, 1999	6,695,867	$66,959	$23,260,227	$(17,228,770)	$6,098,416

Issuance of common stock upon exercise of stock options	105,650	1,056	216,468	—	217,524
Issuance of common stock under Employee Stock Purchase Plan	21,589	216	85,749	—	85,965
Net and comprehensive loss				(2,637,231)	(2,637,231)
Balances as of December 31, 2000	6,823,106	68,231	23,562,444	(19,866,001)	3,764,674

Stock-based compensation			10,447		10,447
Issuance of common stock upon exercise of stock options	49,520	495	153,073		153,568
Issuance of common stock under Employee Stock Purchase Plan	25,487	255	91,397		91,652
Issuance of common stock upon exercise of stock warrants	1,205,647	12,057	4,478,744		4,490,801
Issuance of common stock (Note 11)	82,332	823	550,801		551,624
Net and comprehensive loss				(1,011,977)	(1,011,977)
Balances as of December 31, 2001	8,186,092	81,861	28,846,906	(20,877,978)	8,050,789

Stock-based compensation			18,279		18,279
Issuance of common stock upon exercise of stock options	288,008	2,880	1,003,321		1,006,201
Issuance of common stock under Employee Stock Purchase Plan	24,539	245	130,363		130,608
Issuance of common stock upon exercise of stock warrants	488,370	4,884	1,720,502		1,725,386
Net and comprehensive income				789,508	789,508
Balances as of December 31, 2002	8,987,009	$89,870	$31,719,371	$(20,088,470)	$11,720,771

(The accompanying notes are an integral part of the financial statements.)

VITAL IMAGES, INC.

STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2002	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$789,508	($1,011,977)	($2,637,231)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	894,814	746,727	718,978
Stock-based compensation	18,279	10,447	—
Provision for uncollectible accounts receivable	64,000	114,000	122,000
Amortization of licensed technology	120,000	60,000	—
Changes in operating assets and liabilities:
Accounts receivable	(1,397,125)	(727,655)	(1,141,185)
Prepaid expenses and other current assets	59,141	(116,333)	21,809
Accounts payable	(106,670)	(155,513)	188,157
Deferred revenue	1,611,323	1,137,477	414,227
Accrued expenses and other current liabilities	383,822	714,136	352,165
Net cash provided by (used in) operating activities	2,437,092	771,309	(1,961,080)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(1,499,533)	(769,155)	(1,384,187)
Payment for licensed technology	—	(750,000)	—
Purchases of marketable securities	(8,047,536)	—	—
Sale of marketable securities	5,539,423	—	—
Net cash used in investing activities	(4,007,646)	(1,519,155)	(1,384,187)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	—	551,624	—
Proceeds from sale of common stock under stock plans	1,136,809	245,220	303,489
Proceeds from sale of common stock under stock warrants	1,725,386	4,490,801	—
Net cash provided by financing activities	2,862,195	5,287,645	303,489

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,291,641	4,539,799	(3,041,778)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	6,830,906	2,291,107	5,332,885

CASH AND CASH EQUIVALENTS, END OF YEAR	$8,122,547	$6,830,906	$2,291,107

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the year for interest	$—	$17,730	$5,204

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

Trade Accounts Receivable

Trade accounts receivable are initially recorded at fair value upon the sale of goods or services to customers.  They are stated net of allowances for uncollectible accounts, which represent estimated losses resulting from the inability of customers to make the required payments.  When determining the allowances for uncollectible accounts, management takes several factors into consideration including the overall composition of accounts receivable aging, prior history of accounts receivable write-offs, the type of customer and day-to-day knowledge of specific customers.  Changes in the allowances for uncollectible accounts are recorded as bad debt expense and are included in general and administrative expense in the statements of operations.

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

Software and Hardware

Revenue from license fees and hardware is recognized when shipment of the product has occurred, no significant Company obligations with regard to implementation remain and the Company’s services are not considered essential to the functionality of other elements of the arrangement.  See also “— Multiple Element Arrangements” below for further information.

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

		For the Years Ended December 31,
		2002	2001	2000

Net income (loss), as reported		$789,508	$(1,011,977)	$(2,637,231)

Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects		(1,560,508)	(1,210,023)	(932,769)

Pro forma net (loss)		$(771,000)	$(2,222,000)	$(3,570,000)

Net income (loss) per share – basic	As reported	$0.09	$(0.14)	$(0.39)
	Pro forma	$(0.09)	$(0.31)	$(0.53)

Net income (loss) per share – diluted	As reported	$0.08	$(0.14)	$(0.39)
	Pro forma	$(0.09)	$(0.31)	$(0.53)

The pro forma effects on the net income (loss) for 2002, 2001 and 2000 are not necessarily representative of the pro forma effect that may occur on the net income (loss) in future periods.

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

Stock-Based Compensation

For purposes of calculating the fair value of FASB Statement No. 123, the weighted average fair values of options granted were:

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

The fair values for the non-employee options were calculated using the Black-Scholes option-pricing model with the following assumptions:

	For the Years Ended December 31,
	2002		2001		2000
Expected option life	8.0	years	8.0	years	8.0	years
Expected volatility factor	85.9%		90.8%		92.6%
Expected dividend yield	0%		0%		0%
Risk-free interest rate	2.81%		5.00%		5.18%

Warrants

In December 1999, the Company completed a private placement of 1,650,000 units at $3.25 per unit.  Each unit consisted of one share of the Company’s common stock and a redeemable, five-year warrant to purchase an additional share of common stock at $3.75 per share.  The warrants were immediately exercisable and expired in December 2004.  The warrants could be redeemed by the Company at any time before December 2004 at a redemption price of $.01 per warrant, upon notice of such redemption, provided that (i) the closing bid price of the Company’s common stock exceeded $5.75 per share for any thirty consecutive trading days prior to such notice and (ii) a registration statement covering the resale of the warrant shares had been filed by the Company with the Securities and Exchange Commission and was effective as of the date of such notice. The Company satisfied the conditions for redemption of the warrants as of December 7, 2000. In December 2001, the Company called for redemption of all outstanding warrants.  As of December 31, 2002, 1,650,000 warrants had been exercised, generating proceeds of approximately $1,719,000 and $4,460,000 during 2002 and 2001, respectively.

The Company also issued warrants to the underwriter in the December 1999 private placement to purchase 163,651 shares of the Company’s common stock at $3.25 per share.  The warrants were immediately exercisable and expire in December 2004.  During 2002 and 2001, 42,492 and 18,940, respectively, of these warrants were exercised and converted to 44,017 shares of common stock.  These warrant exercises generated approximately $6,000 and $22,000 for the years ended December 31, 2002 and 2001, respectively.  In conjunction with these exercises during 2002 and 2001, 12,559 and 4,856 shares, respectively, were forfeited as part of cashless exercises.  As of December 31, 2002, 102,219 of these warrants remained outstanding.

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

(7) Income Taxes

The income tax provision for each of the periods presented represents state minimum taxes.  As of December 31, 2002, the Company had net operating loss carryforwards of approximately $17,100,000 for federal income tax reporting purposes and unused research and development credits of approximately $995,000, which expire in varying amounts from 2004 to 2022.  For financial reporting purposes, the Company has established a valuation allowance to completely reserve for the Company’s deferred tax asset.  This allowance was established based upon management’s conclusion that realization of this benefit is not presently more likely than not.  To the extent that future operating results indicate that realization of this benefit is more likely than not, management would reverse some or all of this valuation allowance which would result in an income tax benefit.  The utilization of these carryforwards may be subject to limitations based on future changes in ownership of the Company, pursuant to Section 382 of the Internal Revenue Code (the “Code”).

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

A reconciliation of income tax provision (benefit) computed using the federal statutory rate to the tax provision reported in the Company’s statements of operations is as follows:

	For the Years Ended December 31,
	2002	2001	2000
Tax provision (benefit) computed at the federal statutory rate	$276,000	$(340,000)	$(893,000)
State taxes, net of federal benefit	24,000	(52,000)	(162,000)
Increase (decrease) in tax from:
Research and development tax credits	(186,000)	(147,000)	(120,000)
Business meals and entertainment	26,000	20,000	20,000
Change in valuation allowance (1)	(111,000)	545,000	1,135,000
Other, net	(7,000)	(14,000)	32,000
Provision for income taxes	$22,000	$12,000	$12,000

(1)               Excludes $269,000, $21,000 and $91,000 of valuation allowance established in 2002, 2001 and 2000, respectively, relating to certain stock option exercises that did not generate an income tax benefit for financial reporting purposes.

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

(10) Licensed Technology

In July 2001, the Company entered into an agreement to license technology from a third party.  The Company paid an aggregate of $750,000 to the licensor in 2001.  The Company recorded this $750,000 purchase as licensed technology and is amortizing it over the estimated useful life of the technology of 75 months.  This amortization expense is reported as cost of revenue - license fees.  As part of this agreement, the Company is also obligated to pay the licensor royalties on the sales of certain products as defined in the agreement.  During 2002 and 2001, $608,000 and $211,000, respectively, of such royalties were incurred and were reported as cost of revenue for license fees.

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

(13) Restatement of cost of revenue, sales and marketing and research and development expenses

The Company has restated its financial statements to (1) change the classification of certain customer support costs, which had previously been reported as a sales and marketing expense rather than as a cost of revenue — maintenance and services and (2) change the classification of amortization expense related to technology licensed from a third party, which had, prior to the third quarter of 2003, been reported as research and development expense rather than cost of revenue - license fees.  The Company has made the appropriate modifications to the statements of operations to give effect to these changes in classification.  The changes in these classifications: (1) increased cost of revenue - maintenance and services and reduced sales and marketing expense by corresponding amounts and (2) increased cost of revenue- license fees and reduced research and development expense by corresponding amounts. The changes in classifications had no effect on the Company’s previously reported revenue, operating income, net income (loss) or net income (loss) per share, nor did the changes in classifications affect the Company’s balance sheets or statements of shareholders’ equity and cash flows. The table below summarizes the effect of the changes in classifications.

	For the Years Ended December 31,
	2002		2001		2000
	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
Cost of revenue:
License fees	$1,130,426	$1,250,426	$643,593	$703,593	$238,775	$238,775
Maintenance and services	1,126,273	2,862,459	552,861	1,656,207	385,950	1,328,679
Hardware	2,195,182	2,195,182	2,112,982	2,112,982	1,893,075	1,893,075
Total cost of revenue	4,451,881	6,308,067	3,309,436	4,472,782	2,517,800	3,460,529

Gross margin	16,664,193	14,808,007	11,886,200	10,722,854	8,110,391	7,167,662

Operating expenses:
Sales and marketing	8,531,563	6,795,377	6,864,762	5,761,416	5,651,333	4,708,604
Research and development	4,263,257	4,143,257	3,418,506	3,358,506	3,036,016	3,036,016
General and administrative	3,192,735	3,192,735	2,657,998	2,657,998	2,209,999	2,209,999
Total operating expenses	15,987,555	14,131,369	12,941,266	11,777,920	10,897,348	9,954,619

(14) Quarterly Financial Data (Unaudited)

The following summarized unaudited quarterly financial data has been prepared using the financial statements of Vital Images, Inc.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2002:
Total revenue	$4,443,000	$4,874,000	$5,593,000	$6,206,000
Gross margin – As previously reported	3,477,000	3,757,000	4,511,000	4,919,000
Gross margin – As restated	3,094,000	3,331,000	4,034,000	4,349,000
Net income (loss)	(247,000)	201,000	419,000	417,000
Earnings (loss) per share – basic	(0.03)	0.02	0.05	0.05
Earnings (loss) per share – diluted	(0.03)	0.02	0.04	0.04

2001:
Total revenue	$3,331,000	$3,682,000	$3,633,000	$4,550,000
Gross margin – As previously reported	2,529,000	2,769,000	2,899,000	3,689,000
Gross margin – As restated	2,269,000	2,506,000	2,593,000	3,355,000
Net income (loss)	(622,000)	(402,000)	(132,000)	144,000
Earnings (loss) per share – basic and diluted	(0.09)	(0.06)	(0.02)	0.02

As described in Note 13, the Company has restated its previously reported gross margin to reflect a change in the classification of certain customer support costs and amortization expense related to a technology license. The change had no effect on revenue, net income (loss) or net income (loss) per share.

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

VITAL IMAGES, INC.
FORM 10-K/A
(Amendment No. 2)

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

10.37

Marketing and Distribution Agreement between Vital Images, Inc. and Toshiba Corporation, Medical Systems Company (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 0-22229)) (Confidential treatment has been requested for portions of this exhibit).

10.38

Product Distribution Agreement between Vital Images, Inc. and R2 Technology, Inc. (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 0-22229)) (Confidential treatment has been requested for portions of this exhibit).

10.39

Employment Agreement dated February 9, 2002 between the Company and Jay D. Miller** (incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 0-22229)).

10.40

Form of Change in Control Agreement between the Company and Jay D. Miller** (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 0-22229)).

10.41

Non-qualified Stock Option Agreement dated December 28, 2002 between the Company and Jay D. Miller** (incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 0-22229)).

23.1	Consent of PricewaterhouseCoopers LLP (filed herewith electronically).

31.1

Certification of Chief Executive Officer Pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith electronically).

31.2

Certification of Chief Financial Officer Pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith electronically).

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