Form 10-Q/A
period 2003-03-31
VITAL IMAGES INC
filed 2004-03-02
CIK 912888

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Vital Images, Inc. (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2003, which was originally filed on May 15, 2003 (the “Form 10-Q”), principally to amend specific items of the Form 10-Q to reflect: (1) the change in classification of certain customer support costs, which had previously been reported as a sales and marketing expense rather than as cost of revenue – maintenance and services, and (2) the change in classification of amortization expense related to technology licensed from a third party, which had, prior to the third quarter of 2003, been reported as research and development expense rather than cost of revenue- license fees. In addition, the Company has enhanced certain previously included disclosures regarding accounting policies related to revenue recognition. The changes in classifications had no effect on the Company’s previously reported revenue, operating income, net income (loss) or net income (loss) per share, nor did the changes in classifications impact the Company’s balance sheets or statements of cash flows. This Amendment No. 1 amends only portions of the Form 10-Q; the remainder of the Form 10-Q is unchanged and is not reproduced in this Amendment No. 1. This Amendment No. 1 does not reflect events occurring after the original filing of the Form 10-Q.

This Amendment No. 1 contains changes to the following disclosures:

•                              Part I - Item 1. Financial Statements (Unaudited)

•                              Part I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

VITAL IMAGES, INC.

Form 10-Q/A

(Amendment No. 1)

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

VITAL IMAGES, INC.

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

	For the Three Months Ended March 31,
	2003 Restated (Note 7)	2002 Restated (Note 7)
	(Unaudited)
Revenue:
License fees	$4,653,064	$3,025,578
Maintenance and services	1,666,975	896,489
Hardware	470,937	521,355
Total revenue	6,790,976	4,443,422

Cost of revenue:
License fees	381,746	279,019
Maintenance and services	933,205	716,838
Hardware	300,431	353,859
Total cost of revenue	1,615,382	1,349,716

Gross margin	5,175,594	3,093,706

Operating expenses:
Sales and marketing	2,119,557	1,437,901
Research and development	1,381,492	900,304
General and administrative	1,026,118	1,029,367
Total operating expenses	4,527,167	3,367,572

Operating income (loss)	648,427	(273,866)

Interest income, net	30,099	30,255
Income (loss) before income taxes	678,526	(243,611)
Income taxes	25,000	3,000

Net income (loss)	$653,526	$(246,611)

Net income (loss) per share – basic	$0.07	$(0.03)

Weighted average common shares outstanding – basic	9,016,685	8,671,804

Net income (loss) per share – diluted	$0.06	$(0.03)

Weighted average common shares outstanding – diluted	10,329,830	8,671,804

(The accompanying notes are an integral part of the interim financial statements.)

VITAL IMAGES, INC.

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

	For the Three Months Ended March 31,
	2003	2002
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$653,526	$(246,611)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
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

VITAL IMAGES, INC.

NOTES TO FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION:

The accompanying unaudited financial statements of Vital Images, Inc. (“Vital Images” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments, for a fair presentation have been included. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A (Amendment No. 2) for the year ended December 31, 2002.

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

The computations for basic and diluted net income (loss) per share for each period are as follows:

	For the Three Months Ended March 31,
	2003	2002

Numerator:
Net income (loss)	$653,526	$(246,611)

Denominator:
Denominator for weighted average common shares outstanding – basic	9,016,685	8,671,804

Dilution associated with common stock warrants	69,393	—

Dilution associated with the company’s stock based compensation plans	1,243,752	—

Denominator:
Denominator for weighted average common shares outstanding – diluted	10,329,830	8,671,804

Net income (loss) per share – basic	$0.07	$(0.03)

Net income (loss) per share – diluted	$0.06	$(0.03)

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

(7)          RESTATEMENT OF COST OF REVENUE, SALES AND MARKETING AND RESEARCH AND DEVELOPMENT EXPENSES:

The Company has restated its unaudited financial statements to (1) change the classification of certain customer support costs, which had previously been reported as a sales and marketing expense rather than as cost of revenue – maintenance and services and (2) change the classification of amortization expense related to technology licensed from a third party, which had, prior to the third quarter of 2003, been reported as research and development expense rather than cost of revenue- license fees.  The Company has made the appropriate modifications to the statements of operations to give effect to these changes in classification.  The changes in these classifications: (1) increased cost of revenue- maintenance and services and reduced sales and marketing expense by corresponding amounts and (2) increased cost of revenue- license fees and reduced research and development expense by corresponding amounts. The changes in classifications had no effect on the Company’s previously reported revenue, operating income, net income (loss) or net income (loss) per share, nor did the changes in classifications affect the Company’s balance sheets or statements of cash flows. The table below summarizes the effect of the changes in classifications.

	For the Three Months Ended March 31,
	2003		2002
	As Reported	As Restated	As Reported	As Restated
Cost of revenue:
License fees	$351,746	$381,746	$249,019	$279,019
Maintenance and services	340,899	933,205	363,192	716,838
Hardware	300,431	300,431	353,859	353,859
Total cost of revenue	993,076	1,615,382	966,070	1,349,716

Gross margin	5,797,900	5,175,594	3,477,352	3,093,706

Operating expenses:
Sales and marketing	2,711,863	2,119,557	1,791,547	1,437,901
Research and development	1,411,492	1,381,492	930,304	900,304
General and administrative	1,026,118	1,026,118	1,029,367	1,029,367
Total operating expenses	5,149,473	4,527,167	3,751,218	3,367,572

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

Expense Restatement—Change in Classifications

Vital Images has restated its financial statements to (1) change the classification of certain customer support costs, which had previously been reported as a sales and marketing expense rather than as cost of revenue – maintenance and services and (2) change the classification of amortization expense related to technology licensed from a third party, which had, prior to the third quarter of 2003, been reported as research and development expense rather than cost of revenue- license fees.  The Company has made the appropriate modifications to the statements of operations to give effect to these changes in classifications.  The changes in these classifications: (1) increased cost of revenue- maintenance and services and reduced sales and marketing expense by corresponding amounts and (2) increased cost of revenue- license fees and reduced research and development expense by corresponding amounts. The changes in classification had no effect on the Company’s previously reported revenue, operating income, net income (loss) or net income (loss) per share, nor did the changes in classifications affect the Company’s balance sheets or statements of cash flows. See Note 7 of the accompanying notes to the financial statements for the amounts of these changes in classifications.

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

Gross Margin

The gross margin percentage increased to 76% for the three months ended March 31, 2003 compared to 70% for the same period last year.  The increase in gross margin is partially attributable to the increase in software-only sales, which have higher margins.  In addition, there was a decrease in the lower margin hardware sales.  The Company anticipates the overall gross margin percentage in future periods may be lower, but this determination can be affected by the proportion of revenue from higher margin software-only sales relative to the proportion of revenue from lower margin maintenance and services and hardware.

Sales and Marketing

Sales and marketing expenses increased to $2,120,000, or 31% of total revenue, for the three months ended March 31, 2003, from $1,438,000, or 32% of total revenue, for the three months ended March 31, 2002, a 47% increase.  The expense increase was primarily due to increased compensation and hiring costs as a result of additional personnel and increased sales commissions as a result of increased revenue.  There was also an increase in expenses related to utilizing outside consultants to help sell and promote Vitrea 2 and Vitrea 2 options.  The Company expects sales and marketing costs to increase in future periods as a result of the cost of additional sales and marketing personnel.

Research and Development

Research and development expenses increased 53% to $1,381,000, or 20% of total revenue, for the three months ended March 31, 2003, compared with $900,000, or 20% of total revenue, for the same period last year.  The expense increase was primarily due to increased compensation costs resulting from additional personnel supporting the development of Vitrea 2 and an increase in depreciation expense for new computer equipment purchased for new personnel as well as upgrades for older computer equipment.  In addition, during the three months ended March 31, 2003 and 2002, $19,000 and $119,000, respectively, of research and development expenses were classified as cost of revenue because the costs related to the SNT product development agreement.  The Company anticipates that research and development costs will increase in future periods as the Company develops software tools for applications with large potential markets, such as cardiovascular disease, disease screening applications like colon cancer, and surgical and therapy planning, but management expects these costs to decline as a percentage of total revenue.

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

The following summarizes our contractual obligations due each period, including purchase commitments as of March 31, 2003, and the effect such obligations are expected to have on our liquidity and cash flow:

	Payments Due By Year
	Remainder of 2003	2004	2005	2006
Operating leases	$289,000	$388,000	$227,000	$—

Purchase commitment (1)	$840,000	$1,750,000	$1,960,000	$1,050,000

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

Certain Important Factors

This Form 10-Q/A contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and information that are based on management’s beliefs, as well as on assumptions made by, and upon information currently available to, management.  When used in this Form 10-Q/A, the words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” and “estimate” or similar expressions are intended to identify such forward-looking statements. However, this Form 10-Q/A also contains other forward-looking statements.  Forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions, including, but not limited to, the following factors, which could cause the Company’s future results and shareholder values to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company: the dependence on growth of the industry in which the Company operates, the extent to which the Company’s products gain market acceptance, the need for and availability of additional capital, regulatory approvals, the potential for litigation regarding patent and other intellectual property rights, the introduction of competitive products by others, dependence on major customers, fluctuations in quarterly results, the progress of product development, the availability of third-party reimbursement, and the receipt and timing of regulatory approvals and other factors detailed from time to time in the Company’s filings with the Securities and Exchange Commission, including those set forth under the heading “Important Factors” in the Company’s Annual Report on Form 10-K, as amended for the year ended December 31, 2002.

PART II.  OTHER INFORMATION

ITEM 6.                             EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

The following exhibits are filed as part of this Quarterly Report on Form 10-Q/A:

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

(b)

Form 8-K. The Company filed no Current Reports on Form 8-K during the three months ended March 31, 2003.  It filed one Current Report on Form 8-K during the period from March 31, 2003 to the date of the filing of the original Quarterly Report on Form 10-Q announcing its financial results for the three months ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VITAL IMAGES, INC.

March 2, 2004	/s/ Gregory S. Furness
Gregory S. Furness
Chief Financial Officer and Vice President-Finance
(Chief Accounting Officer)