Form 10-Q/A
period 2003-06-30
VITAL IMAGES INC
filed 2004-03-02
CIK 912888

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

EXPLANATORY NOTE

Vital Images, Inc. (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003, which was originally filed on August 14, 2003 (the “Form 10-Q”), principally to amend specific items of the Form 10-Q to reflect: (1) the change in classification of certain customer support costs, which had previously been reported as a sales and marketing expense rather than as cost of revenue – maintenance and services, and (2) the change in classification of amortization expense related to technology licensed from a third party, which had, prior to the third quarter of 2003, been reported as research and development expense rather than cost of revenue- license fees. In addition, the Company has enhanced certain previously included disclosures regarding accounting policies related to revenue recognition. The changes in classifications had no effect on the Company’s previously reported revenue, operating income, net income (loss) or net income (loss) per share, nor did the changes in classifications impact the Company’s balance sheets or statements of cash flows. This Amendment No. 1 amends only portions of the Form 10-Q; the remainder of the Form 10-Q is unchanged and is not reproduced in this Amendment No. 1. This Amendment No. 1 does not reflect events occurring after the original filing of the Form 10-Q.

This Amendment No. 1 contains changes to the following disclosures:

•     Part I - Item 1. Financial Statements (Unaudited)

•     Part I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

VITAL IMAGES, INC.

Form 10-Q/A

(Amendment No. 1)

June 30, 2003

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VITAL IMAGES, INC.

BALANCE SHEETS

AS OF JUNE 30, 2003 AND DECEMBER 31, 2002

	June 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$27,505,451	$8,122,547
Marketable securities	4,775,612	2,508,113
Accounts receivable, net of allowance for doubtful accounts of $264,000 and $240,000 as of June 30, 2003 and December 31, 2002, respectively	5,706,690	4,971,079
Prepaid expenses and other current assets	810,965	498,692
Total current assets	38,798,718	16,100,431
Property and equipment, net	2,631,857	2,156,835
Licensed technology, net	510,000	570,000

TOTAL ASSETS	$41,940,575	$18,827,266

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,072,381	$757,715
Accrued payroll	1,500,743	1,486,654
Deferred revenue	4,930,056	3,870,958
Accrued royalties	459,921	546,593
Other current liabilities	212,639	219,036
Total current liabilities	8,175,740	6,880,956
Deferred revenue	299,737	225,539
Total liabilities	8,475,477	7,106,495

Shareholders’ equity:
Preferred stock: $.01 par value; 5,000,000 shares authorized; none issued or outstanding as of June 30, 2003 and December 31, 2002	—	—
Common stock: $.01 par value; 20,000,000 shares authorized;10,772,872 and 8,987,009 shares issued and outstanding as of June30, 2003 and December 31, 2002, respectively	107,729	89,870
Additional paid-in capital	52,125,566	31,719,371
Accumulated other comprehensive income	641	—
Accumulated deficit	(18,768,838)	(20,088,470)
Total shareholders’ equity	33,465,098	11,720,771

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$41,940,575	$18,827,266

(The accompanying notes are an integral part of the interim financial statements.)

VITAL IMAGES, INC.

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002
	Restated (Note 8)	Restated (Note 8)	Restated (Note 8)	Restated (Note 8)
	(Unaudited)		(Unaudited)
Revenue:
License fees	$5,325,207	$3,267,563	$9,978,271	$6,293,141
Maintenance and services	1,383,687	945,417	3,050,662	1,841,906
Hardware	820,821	661,322	1,291,758	1,182,677
Total revenue	7,529,715	4,874,302	14,320,691	9,317,724

Cost of revenue:
License fees	520,205	264,803	901,951	543,822
Maintenance and services	975,835	725,347	1,909,040	1,442,185
Hardware	537,559	553,424	837,990	907,283
Total cost of revenue	2,033,599	1,543,574	3,648,981	2,893,290
	5,496,116	3,330,728	10,671,710	6,424,434

Operating expenses:
Sales and marketing	2,453,986	1,504,847	4,573,543	2,942,748
Research and development	1,312,886	947,288	2,694,378	1,847,592
General and administrative	1,073,652	706,227	2,099,770	1,735,594
Total operating expenses	4,840,524	3,158,362	9,367,691	6,525,934

Operating income (loss)	655,592	172,366	1,304,019	(101,500)

Interest income	45,514	31,284	75,613	61,539

Income (loss) before income taxes	701,106	203,650	1,379,632	(39,961)
Income taxes	35,000	3,000	60,000	6,000

Net income (loss)	$666,106	$200,650	$1,319,632	$(45,961)

Net income (loss) per share – basic	$0.07	$0.02	$0.14	$(0.01)

Net income (loss) per share – diluted	$0.06	$0.02	$0.12	$(0.01)

Shares used in per share calculations:
Basic	9,634,331	8,836,900	9,327,214	8,754,808

Diluted	11,333,444	9,941,793	10,872,495	8,754,808

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

The computations for basic and diluted net income (loss) per share for each period are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002

Numerator:
Net income (loss)	$666,106	$200,650	$1,319,632	$(45,961)

Denominator:
Denominator for weighted average common shares outstanding – basic	9,634,331	8,836,900	9,327,214	8,754,808
Dilution associated with common stock warrants	76,189	62,331	73,836	—
Dilution associated with the company’s stock based compensation plans	1,622,924	1,042,562	1,471,445	—
Denominator for weighted average common shares outstanding – diluted	11,333,444	9,941,793	10,872,495	8,754,808

Net income (loss) per share – basic	$0.07	$0.02	$0.14	$(0.01)

Net income (loss) per share – diluted	$0.06	$0.02	$0.12	$(0.01)

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

		For the Three Months Ended June 30,		For the Six Months Ended June 30,
		2003	2002	2003	2002

Net income (loss), as reported		$666,106	$200,650	$1,319,632	$(45,961)

Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects		(552,106)	(458,650)	(1,070,632)	(907,039)

Pro forma net income (loss)		$114,000	$(258,000)	$249,000	$(953,000)

Net income (loss) per share – basic	As reported	$0.07	$0.02	$0.14	$(0.01)

	Pro forma	$0.01	$(0.03)	$0.03	$(0.11)

Net income (loss) per share – diluted	As reported	$0.06	$0.02	$0.12	$(0.01)

	Pro forma	$0.01	$(0.03)	$0.02	$(0.11)

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

(8) RESTATEMENT OF COST OF REVENUE, SALES AND MARKETING AND RESEARCH AND DEVELOPMENT EXPENSES:

The Company has restated its unaudited financial statements to (1) change the classification of certain customer support costs, which had previously been reported as a sales and marketing expense rather than as cost of revenue — maintenance and services and (2) change the classification of amortization expense related to technology licensed from a third party, which had, prior to the third quarter of 2003, been reported as research and development expense rather than cost of revenue- license fees.  The Company has made the appropriate modifications to the statements of operations to give effect to these changes in classification.  The changes in these classifications: (1) increased cost of revenue- maintenance and services and reduced sales and marketing expense by corresponding amounts and (2) increased cost of revenue- license fees and reduced research and development expense by corresponding amounts. The changes in classifications had no effect on the Company’s previously reported revenue, operating income, net income (loss) or net income (loss) per share, nor did the changes in classifications affect the Company’s balance sheets or statements of cash flows. The table below summarizes the effect of the changes in classifications.

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2003		2002		2003		2002
	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
Cost of revenue:
License fees	$490,205	$520,205	$234,803	$264,803	$841,951	$901,951	$483,822	$543,822
Maintenance and services	334,178	975,835	329,065	725,347	675,077	1,909,040	692,257	1,442,185
Hardware	537,559	537,559	553,424	553,424	837,990	837,990	907,283	907,283
Total cost of revenue	1,361,942	2,033,599	1,117,292	1,543,574	2,355,018	3,648,981	2,083,362	2,893,290

Gross margin	6,167,773	5,496,116	3,757,010	3,330,728	11,965,673	10,671,710	7,234,362	6,424,434

Operating expenses:
Sales and marketing	3,095,643	2,453,986	1,901,129	1,504,847	5,807,506	4,573,543	3,692,676	2,942,748
Research and development	1,342,886	1,312,886	977,288	947,288	5,754,378	2,694,378	1,907,592	1,847,592
General and administrative	1,073,652	1,073,652	706,227	706,227	2,099,770	2,099,770	1,735,594	1,735,594
Total operating expenses	5,512,181	4,840,524	3,584,644	3,158,362	10,661,654	9,367,691	7,335,862	6,525,934

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Expense Restatement—Change in Classifications

Vital Images has restated its financial statements to (1) change the classification of certain customer support costs, which had previously been reported as a sales and marketing expense rather than as a cost of revenue – maintenance and services and (2) change the classification of amortization expense related to technology licensed from a third party, which had, prior to the third quarter of 2003, been reported as research and development expense rather than cost of revenue- license fees.  The Company has made the appropriate modifications to the statements of operations to give effect to these changes in classifications.  The changes in these classifications: (1) increased cost of revenue- maintenance and services and reduced sales and marketing expense by corresponding amounts and (2) increased cost of revenue- license fees and reduced research and development expense by corresponding amounts. The changes in classifications had no effect on the Company’s previously reported revenue, operating income, net income (loss) or net income (loss) per share, nor did the changes in classifications affect the Company’s balance sheets or statements of cash flows. See Note 8 of the accompanying notes to the financial statements for the amounts of these changes in classifications.

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

Gross Margin

The gross margin percentage increased to 73% and 75% for the three and six months ended June 30, 2003, respectively, from 68% and 69% for the three and six months ended June 30, 2002, respectively.  The increase in gross margin in the three and six month periods is largely attributable to the increase in software-only sales and sales of software options, which have higher margins.  Software license revenue, which generates higher gross margins than hardware revenue, increased 59% for the six months ended June 30, 2003 compared to the six months ended June 30, 2002. Meanwhile, hardware revenue increased only 9% for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002, and maintenance and services revenue increased 66% for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002.  The Company anticipates the overall gross margin percentage in future periods may be lower than the gross margin rates achieved through June 30, 2003, but this determination can be affected by the amount of software-only revenue as well as the mix of revenue from maintenance and services and hardware.

Sales and Marketing

Sales and marketing expenses increased to $2,454,000, or 33% of total revenue, for the three months ended June 30, 2003, from $1,505,000, or 31% of total revenue, for the three months ended June 30, 2002, a 63% increase.  For the six months ended June 30, 2003, sales and marketing expenses increased 55%, to $4,574,000, or 32% of total revenue, from $2,943,000, or 32% of total revenue, for the six months ended June 30, 2002.  The increases were primarily due to increases in compensation costs as a result of additional personnel required to support recent growth and increased sales commissions as a result of increased revenue.  Compensation costs increased $670,000 and $1,066,000 for the three and six months ended June 30, 2003, respectively, compared to the same periods in 2002. The number of total sales and marketing personnel increased from 28 at June 30, 2002 to 36 at June 30, 2003.  There was also a $205,000 increase in expenses related to utilizing outside consultants to help sell and promote Vitrea 2 and Vitrea 2 options for the six months ended June 30, 2003.  The Company expects sales and marketing costs to increase in future periods as a result of the cost of additional sales and marketing personnel.

Research and Development

Research and development expenses increased 39%, to $1,313,000, or 17% of total revenue, for the three months ended June 30, 2003, compared with $947,000, or 19% of total revenue, for the same period last year. For the six month period ended June 30, 2003, research and development expenses increased 46% to $2,694,000, or 19% of total revenue, from $1,848,000, or 20% of total revenue, for the comparable period in the prior year.  The expense increase was primarily due to increased compensation costs resulting from additional personnel supporting the development of Vitrea 2.  Compensation costs increased $214,000 and $534,000 for the three and six months ended June 30, 2003, respectively, compared to the same periods in 2002.  Total research and development personnel increased from 27 at June 30, 2002 to 33 at June 30, 2003.  In addition, there was a $60,000 and $159,000 decrease during the three and six months ended June 30, 2003, respectively, in research and development expenses classified as cost of revenue due to less service being performed related to SNT product development agreements.  The Company anticipates that research and development costs will increase in future periods as the Company develops software tools for applications with large potential markets, such as cardiovascular disease, disease screening applications such as colon cancer, and surgical and therapy planning, but management expects these costs will continue to decline as a percentage of total revenue.

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

Of the $1,133,000 and $766,000 increases in deferred revenue for the six months ended June 30, 2003 and 2002, respectively, $902,000 and $313,000,respectively, were due to volume increases in Vitrea 2 sales and renewals of annual maintenance.  The $760,000 increase and $1,436,000 increase in accounts receivable for the six months ended June 30, 2003 and 2002, respectively, were primarily due to revenue increases.  The days sales outstanding on an annualized basis improved from 103 days at June 30, 2002 to 76 days at June 30, 2003.  The increase in accounts payable for the six months ended June 30, 2003 and 2002 was due to the timing of payments and the volume of expenses.  The increase in prepaid expenses and other current assets for the six months ended June 30, 2003 was due primarily to a $117,000 increase in prepaid insurance and a $100,000 increase in revenue in excess of billings related to service revenues recognized using the percentage of completion method.

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

ITEM 1.                   LEGAL PROCEEDINGS

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

During the quarter ended June 30, 2003 and from the period June 30, 2003 to the date of the filing of the original Quarterly Report on Form 10-Q, the Company furnished the following Current Reports on Form 8-K:

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