Form 10-Q/A
period 2003-09-30
VITAL IMAGES INC
filed 2004-03-02
CIK 912888

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

EXPLANATORY NOTE

Vital Images, Inc. (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003, which was originally filed on November 14, 2003 (the “Form 10-Q”), principally to amend specific items of the Form 10-Q to reflect: (1) the change in classification of certain customer support costs, which had previously been reported as a sales and marketing expense rather than as a cost of revenue – maintenance and services, and (2) the change in classification of amortization expense related to technology licensed from a third party, which had, prior to the third quarter of 2003, been reported as research and development expense rather than cost of revenue- license fees. In addition, the Company has enhanced certain previously included disclosures regarding the accounting policies related to revenue recognition. The changes in classifications had no effect on the Company’s previously reported revenue, operating income, net income or net income per share, nor did the changes in classifications impact the Company’s balance sheets or statements of cash flows. This Amendment No. 1 amends only portions of the Form 10-Q; the remainder of the Form 10-Q is unchanged and is not reproduced in this Amendment No. 1. This Amendment No. 1 does not reflect events occurring after the original filing of the Form 10-Q.

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

VITAL IMAGES, INC.

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002
	Restated (Note 9)	Restated (Note 9)	Restated (Note 9)	Restated (Note 9)
	(Unaudited)		(Unaudited)
Revenue:
License fees	$5,258,320	$4,022,420	$15,236,591	$10,315,561
Maintenance and services	1,638,147	836,482	4,688,809	2,678,388
Hardware	346,263	733,987	1,638,021	1,916,664
Total revenue	7,242,730	5,592,889	21,563,421	14,910,613

Cost of revenue:
License fees	604,634	337,388	1,506,585	881,210
Maintenance and services	912,506	654,901	2,821,546	2,097,086
Hardware	259,326	566,091	1,097,316	1,473,374
Total cost of revenue	1,776,466	1,558,380	5,425,447	4,451,670
	5,466,264	4,034,509	16,137,974	10,458,943

Operating expenses:
Sales and marketing	2,294,224	1,754,160	6,867,767	4,696,908
Research and development	1,310,417	1,154,030	4,004,795	3,001,622
General and administrative	967,084	736,622	3,066,854	2,472,216
Total operating expenses	4,571,725	3,644,812	13,939,416	10,170,746
Operating income	894,539	389,697	2,198,558	288,197

Interest income, net	70,468	32,452	146,081	93,991

Income before income taxes	965,007	422,149	2,344,639	382,188
Provision (benefit) for income taxes	(5,840,000)	3,000	(5,780,000)	9,000
Net income	$6,805,007	$419,149	$8,124,639	$373,188

Net income per share – basic	$0.62	$0.05	$0.82	$0.04

Net income per share – diluted	$0.53	$0.04	$0.70	$0.04

Shares used in per share calculations:
Basic	10,954,998	8,956,337	9,875,771	8,822,722

Diluted	12,767,022	9,623,682	11,572,949	9,809,445

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

		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
		2003	2002	2003	2002

Net income, as reported		$6,805,007	$419,149	$8,124,639	$373,188

Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects		(556,007)	(468,149)	(1,573,639)	(1,375,188)

Pro forma net income (loss)		$6,249,000	$(49,000)	$6,551,000	$(1,002,000)

Net income (loss) per share – basic	As reported	$0.62	$0.05	$0.82	$0.04

	Pro forma	$0.57	$(0.01)	$0.66	$(0.11)

Net income (loss) per share – diluted	As reported	$0.53	$0.04	$0.70	$0.04

	Pro forma	$0.49	$(0.01)	$0.57	$(0.11)

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

(9) RESTATEMENT OF COST OF REVENUE, SALES AND MARKETING AND RESEARCH AND DEVELOPMENT EXPENSES:

The Company has restated its unaudited financial statements to (1) change the classification of certain customer support costs, which had previously been reported as a sales and marketing expense rather than as a cost of revenue – maintenance and services and (2) change the classification of amortization expense related to technology licensed from a third party, which had, prior to the third quarter of 2003, been reported as research and development expense rather than cost of revenue- license fees.  The Company has made the appropriate modifications to the statements of operations to give effect to these changes in classifications.  The changes in these classifications: (1) increased cost of revenue- maintenance and services and reduced sales and marketing expense by corresponding amounts and (2) increased cost of revenue- license fees and reduced research and development expense by corresponding amounts. The changes in classifications had no effect on the Company’s previously reported revenue, operating income, net income or net income per share, nor did the changes in classifications affect the Company’s balance sheets or statements of cash flows. The table below summarizes the effect of the changes in classifications.

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2003		2002		2003		2002
	As Reported(1)	As Restated	As Reported(1)	As Restated	As Reported(1)	As Restated	As Reported(1)	As Restated
Cost of revenue:
License fees	$604,634	$604,634	$337,388	$337,388	$1,506,585	$1,506,585	$881,210	$881,210
Maintenance and services	276,984	912,506	208,379	654,901	952,061	2,821,546	900,636	2,097,086
Hardware	259,326	259,326	566,091	566,091	1,097,316	1,097,316	1,473,374	1,473,374
Total cost of revenue	1,140,944	1,776,466	1,111,858	1,558,380	3,555,962	5,425,447	3,255,220	4,451,670

Gross margin	6,101,786	5,466,264	4,481,031	4,034,509	18,007,459	16,137,974	11,655,393	10,458,943

Operating expenses:
Sales and marketing	2,929,746	2,294,224	2,200,682	1,754,160	8,737,252	6,867,767	5,893,358	4,696,908
Research and development	1,310,417	1,310,417	1,154,030	1,154,030	4,004,795	4,004,795	3,001,622	3,001,622
General and administrative	976,084	967,084	736,622	736,622	3,066,854	3,066,854	2,472,216	2,472,216
Total operating expenses	5,207,247	4,571,725	4,091,334	3,644,812	15,808,901	13,939,416	11,367,196	10,170,746

(1) The statements of operations, as previously filed, included a reclassification related to the amortization of technology licensed from a third party.  For the first six months of 2003, $60,000 of amortization expense was reclassified from research and development expenses to license fees - cost of revenue.  For the three and nine months ended September 30, 2002, $30,000 and $90,000, respectively, of amortization expense was reclassified from research and development expenses to license fees - cost of revenue.

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

Expense Restatement—Change in Classifications

Vital Images has restated its financial statements to (1) change the classification of certain customer support costs, which had previously been reported as a sales and marketing expense rather than as a cost of revenue – maintenance and services and (2) change the classification of amortization expense related to technology licensed from a third party, which had, prior to the third quarter of 2003, been reported as research and development expense rather than cost of revenue- license fees.  The Company has made the appropriate modifications to the statements of operations to give effect to these changes in classification.  The changes in these classifications: (1) increased cost of revenue- maintenance and services and reduced sales and marketing expense by corresponding amounts and (2) increased cost of revenue- license fees and reduced research and development expense by corresponding amounts. The changes in classification had no effect on the Company’s previously reported revenue, operating income, net income or net income per share, nor did the changes in classifications affect the Company’s balance sheets or statements of cash flows. See Note 9 of the accompanying notes to the financial statements for the amounts of these changes in classifications.

The statements of operations, as previously filed, included a reclassification related to the amortization of technology licensed from a third party.  For the first six months of 2003, $60,000 of amortization expense was reclassified from research and development expenses to license fees - cost of revenue.  For the three and nine months ended September 30, 2002, $30,000 and $90,000, respectively, of amortization expense was reclassified from research and development expenses to license fees - cost of revenue.

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

Gross Margin

The gross margin percentage increased to 75% for both the three and nine months ended September 30, 2003, from 72% and 70% for the three and nine months ended September 30, 2002, respectively. The increase in gross margin is largely attributable to the increase in software-only sales and sales of software options, which have higher margins.  Software license revenue, which generates higher gross margins than hardware revenue, increased 48% for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002. Meanwhile, hardware revenue decreased 15% from the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2003.  The overall gross margin was reduced by a 75% increase in revenues generated from lower margin maintenance and services in the first nine months of 2003 as compared to the first nine months of 2002.  The Company anticipates the overall gross margin percentage in future periods may be lower than the gross margin rates achieved in the first nine months of 2003, but this expectation will be affected by the amount of software-only revenue, the amount of lower- margin third-party software sales and revenue from maintenance and services and hardware.

Sales and Marketing

Sales and marketing expenses increased to $2,294,000, or 32% of total revenue, for the three months ended September 30, 2003 from $1,754,000, or 31% of total revenue, for the three months ended September 30, 2002, a 31% increase.  For the nine months ended September 30, 2003, sales and marketing expenses increased 46% to $6,868,000, or 32% of total revenue, from $4,697,000, or 32% of total revenue, for the nine months ended September 30, 2002.  The increases were mostly due to increases in compensation costs as a result of additional personnel required to support recent growth and increased sales commissions as a result of increased revenue.  Compensation costs increased $419,000 and $1,485,000 for the three and nine months ended September 30, 2003, respectively, compared to the same periods in 2002.  The number of total sales and marketing personnel increased from 31 at September 30, 2002 to 36 at September 30, 2003.  Due to the increase in headcount, travel and entertainment expenses increased $88,000 and $186,000 for the three and nine months ended September 30, 2003, respectively, compared to the three and nine months ended September 30, 2002.  Hiring costs were flat for the three months ended September 30, 2003 compared to the same period in 2002 and increased $96,000 for the nine months ended September 30, 2003 compared to the first nine months of 2002.  There was also a $73,000 and $306,000 increase in expenses related to utilizing outside consultants to help sell and promote Vitrea 2 and Vitrea 2 options for the three and nine months ended September 30, 2003, respectively, compared to the same periods in 2002.  The Company expects sales and marketing costs to increase in future periods as a result of the cost of additional sales and marketing personnel.

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

During the quarter ended September 30, 2003 and during the period from September 30, 2003 until the date of the filing the original Quarterly Report on Form 10-Q, the Company furnished the following Current Reports on Form 8-K:

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