Form 10-Q
period 2004-03-31
VITAL IMAGES INC
filed 2004-05-10
CIK 912888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

On May 3, 2004, there were 11,652,585 shares of the Registrant’s common stock, par value $.01 per share, outstanding.

VITAL IMAGES, INC.

Form 10-Q

March 31, 2004

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VITAL IMAGES, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$19,121,946	$30,111,613
Marketable securities	9,434,940	4,078,587
Accounts receivable, net of allowance for doubtful accounts of $734,000 and $235,000 as of March 31, 2004 and December 31, 2003, respectively	5,677,040	4,982,362
Deferred income taxes	275,000	275,000
Prepaid expenses and other current assets	660,084	672,072
Total current assets	35,169,010	40,119,634

Property and equipment, net	2,866,709	3,043,239
Deferred income taxes	7,986,000	9,500,000
Licensed technology, net	420,000	450,000
Intangible assets, net	6,937,000	—
Goodwill	6,815,244	—
Other assets	—	144,346
TOTAL ASSETS	$60,193,963	$53,257,219

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,185,637	$1,485,451
Accrued payroll	1,371,187	1,347,464
Deferred revenue	6,300,754	5,054,804
Accrued royalties	1,009,674	556,494
Other current liabilities	471,027	285,121
Total current liabilities	10,338,279	8,729,334
Deferred revenue	221,690	264,691
Total liabilities	10,559,969	8,994,025

Shareholders’ equity:
Preferred stock: $.01 par value; 5,000,000 shares authorized; none issued or outstanding as of March 31, 2004 and December 31, 2003	—	—
Common stock: $.01 par value; 20,000,000 shares authorized; 11,608,660 and 11,140,380 shares issued and outstanding as of March 31, 2004 and December 31, 2003, respectively	116,087	111,404
Additional paid-in capital	62,875,540	56,108,590
Accumulated other comprehensive loss	(8,221)	—
Accumulated deficit	(13,349,412)	(11,956,800)
Total shareholders’ equity	49,633,994	44,263,194
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$60,193,963	$53,257,219

(The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.)

VITAL IMAGES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2004	2003
	(Unaudited)
Revenue:
License fees	$5,540,612	$4,653,064
Maintenance and services	1,922,482	1,666,975
Hardware	286,828	470,937
Total revenue	7,749,922	6,790,976

Cost of revenue:
License fees	1,003,627	381,746
Maintenance and services	1,090,203	933,205
Hardware	243,240	300,431
Total cost of revenue	2,337,070	1,615,382

Gross margin	5,412,852	5,175,594

Operating expenses:
Sales and marketing	2,701,577	2,119,557
Research and development	2,682,323	1,381,492
General and administrative	1,736,776	1,026,118
Total operating expenses	7,120,676	4,527,167

Operating income (loss)	(1,707,824)	648,427

Interest income, net	65,212	30,099
Income (loss) before income taxes	(1,642,612)	678,526
Provision (benefit) for income taxes, net	(250,000)	25,000

Net income (loss)	$(1,392,612)	$653,526

Net income (loss) per share – basic	$(0.12)	$0.07

Weighted average common shares outstanding – basic	11,338,829	9,016,685

Net income (loss) per share – diluted	$(0.12)	$0.06

Weighted average common shares outstanding – diluted	11,338,829	10,329,830

(The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.)

VITAL IMAGES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2004	2003
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,392,612)	$653,526
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	371,998	267,767
Write-off of in-process research and development costs	1,000,000	—
Provision for uncollectible accounts receivable	499,000	15,000
Tax benefit from stock option transactions	146,000	—
Deferred income taxes	(411,000)	—
Amortization of intangibles	193,000	30,000
Non-employee stock-based compensation	(9,463)	8,800
Changes in operating assets and liabilities, net of effect from acquisition:
Accounts receivable	(1,193,678)	(1,386,349)
Prepaid expenses and other current assets	14,715	(392,960)
Other assets	144,346	—
Accounts payable	(332,820)	339,312
Deferred revenue	895,450	580,770
Accrued expenses and other liabilities	569,253	(619,115)
Net cash provided by (used in) operating activities	494,189	(503,249)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(146,728)	(433,737)
Acquisition of HInnovation, net of cash acquired	(6,498,096)	—
Purchases of marketable securities	(6,833,074)	(3,111,675)
Sales of marketable securities	1,468,500	704,429
Net cash used in investing activities	(12,009,398)	(2,840,983)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock under stock plans	525,542	263,514
Net cash provided by financing activities	525,542	263,514

NET DECREASE IN CASH AND CASH EQUIVALENTS	(10,989,667)	(3,080,718)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	30,111,613	8,122,547

CASH AND CASH EQUIVALENTS, END OF PERIOD	$19,121,946	$5,041,829

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid during the period for income taxes	$4,950	$42,901

NONCASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued for acquisition of HInnovation, Inc.	$6,109,554	—

(The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.)

VITAL IMAGES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1) BASIS OF PRESENTATION:

The accompanying unaudited financial statements of Vital Images, Inc. (“Vital Images” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments, for a fair presentation have been included. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

(2) MAJOR CUSTOMER AND GEOGRAPHIC DATA:

The following customer accounted for more than 10% of the Company’s total revenue for the periods indicated:

	Significant Customer	Revenue	Percentage of Total Revenue
Three months ended March 31, 2004	Toshiba Medical Systems Corporation	$5,346,000	69%

Three months ended March 31, 2003	Toshiba Medical Systems Corporation	$3,028,000	45%

The Company’s accounts receivable are generally concentrated with a small base of customers.  As of March 31, 2004, Toshiba Medical Systems Corporation accounted for 51% of accounts receivable, although as of December 31, 2003, no single customer accounted for more than 10% of accounts receivable.

Export revenue amounted to 16% and 13% of total revenue for the three months ended March 31, 2004 and 2003, respectively.  Substantially all of the Company’s export revenue is negotiated, invoiced and paid in U.S. dollars.  Gross export revenue by geographic area is summarized as follows:

	Three Months Ended March 31,
	2004	2003
Europe	$771,000	$585,000
Asia and Pacific Region	274,000	209,000
Canada	190,000	21,000
Mexico and other foreign countries	6,000	66,000
Totals	$1,241,000	$881,000

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

The computations for basic and diluted net income (loss) per share for each period are as follows:

	For the Three Months Ended March 31,
	2004	2003

Numerator:
Net income (loss)	$(1,392,612)	$653,526

Denominator:
Denominator for weighted average common shares outstanding – basic	11,338,829	9,016,685

Dilution associated with common stock warrants	—	69,393

Dilution associated with the company’s stock based compensation plans	—	1,243,752

Denominator:
Denominator for weighted average common shares outstanding – diluted	11,338,829	10,329,830

Net income (loss) per share – basic	$(0.12)	$0.07

Net income (loss) per share – diluted	$(0.12)	$0.06

For the three months ended March 31, 2004, options and warrants to purchase approximately 2,712,000 shares were not included in the computation of earnings per share because their effect on earnings per share would have been anti-dilutive.  All common share equivalents are anti-dilutive in periods where the Company generates a net loss.

(4) COMPREHENSIVE INCOME (LOSS):

The components of comprehensive income (loss) were as follows:

	For the Three Months Ended March 31,
	2004	2003
Net income (loss)	$(1,392,612)	$653,526

Other comprehensive loss:
Net unrealized loss on available-for-sale investments	(8,221)	(70)

Comprehensive income (loss)	$(1,400,833)	$653,456

Accumulated other comprehensive loss at March 31, 2004 and December 31, 2003 was $8,221 and $0, respectively.

(5) STOCK-BASED COMPENSATION:

The Company has stock-based employee and director compensation plans, which the Company accounts for under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations.  The Company has adopted the disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation –Transition and Disclosure – an amendment of SFAS No. 123.” The Company continues to apply the recognition and measurement principles as prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees”. No stock-based employee and director compensation cost is reflected in net income (loss), as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee and director compensation.

		For the Three Months Ended March 31,
		2004	2003

Net income (loss), as reported		$(1,392,612)	$653,526

Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects		(430,388)	(518,526)

Pro forma net income (loss)		$(1,823,000)	$135,000

Net income (loss) per share – basic	As reported	$(0.12)	$0.07
	Pro forma	$(0.16)	$0.01

Net income (loss) per share – diluted	As reported	$(0.12)	$0.06
	Pro forma	$(0.16)	$0.01

The pro forma effects on the net income (loss) for the three months ended March 31, 2004 and 2003 may not be indicative of the future results for the full fiscal year due to continuing option activity and other factors.

(6) HINNOVATION, INC. ACQUISITION:

The following acquisition was accounted for under the purchase method of accounting, and, accordingly, the assets and liabilities acquired were recorded at their estimated fair values at the effective date of the acquisition and the results of operations have been included in the unaudited consolidated statements of operations since the acquisition date.  In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill recorded as a result of the acquisition will be subject to an annual impairment test and will not be amortized. The acquisition of HInnovation was made to acquire products and technology that will enable the Company to more effectively compete in the distributed computing market for 2D/3D/4D visualization and analysis software.

On February 18, 2004, the Company completed the acquisition of HInnovation, Inc. (“HInnovation”) in accordance with the terms and conditions of an Acquisition Agreement and Plan of Reorganization (the “Acquisition Agreement”) dated as of January 8, 2004.  HInnovation is a provider of software solutions that allow physicians to use PCs or notebook computers to access 2D, 3D and 4D medical imaging applications securely over the Internet.  The results of operations of HInnovation are included in the consolidated statement of operations for the period from February 18, 2004 through March 31, 2004.

The total purchase price of the HInnovation acquisition is currently estimated to be approximately $12.6 million and has been accounted for as the purchase of a business under Statement of Financial Accounting Standards No. 141, “Business Combinations.”  The Company acquired all of the outstanding common stock of HInnovation in exchange for $6.0 million in cash paid and 376,262 newly issued shares of common stock issued to the shareholders of HInnovation. The common stock was valued at $6.1 million for accounting purposes.  Vital Images’ stock was valued at $16.2375 per share, which was equal to the average of the closing sale prices of one share of Vital Images’ stock as reported on the NASDAQ National Market for the two consecutive trading days occurring before the first public announcement of the signing of the Acquisition Agreement, and the two

consecutive trading days occurring immediately after such public announcement date.                      The Company incurred approximately $0.5 million in direct costs of the acquisition.  In addition, the transaction includes a maximum of $6.0 million of contingent milestone payments comprised of $3.0 million in common stock and $3.0 million in cash.  The contingent milestone payments are based on the achievement of certain revenue targets resulting from the sale of products containing HInnovation technology during the twelve-month period following the closing date; the porting of Vital Images’ product to HInnovation’s product platform and the commercial launch thereof; and licensing of the HInnovation patented technology within 24 months after the closing date.  The number of shares issued under the contingent milestone payments will be determined based on the average closing price of the Company’s common stock during the 10 trading days before completion of the milestone objective.  However, the Acquisition Agreement provides that the number of shares of Vital Images common stock comprising the contingent consideration cannot exceed 300,000 shares.  If at the time of its issuance the value of such stock is less than $3 million due to this limitation on the number of shares, Vital Images will pay the shortfall in cash.  Any contingent payments made by the Company will result in an increase in goodwill. The Company did not assume any stock options or warrants.

The estimated purchase price was allocated to the identified assets of HInnovation.  A third-party appraisal firm assisted the Company with the valuation of the identified intangible assets and has issued a draft report thereon.  The valuation resulted in the allocation of $7.1 million to identifiable intangibles, which will be amortized over periods ranging from three to seven years.  The valuation also resulted in the identification of $1.0 million of in-process research and development costs (“R&D”), which was immediately expensed on the closing date as a non-deductible charge for income tax purposes.  In addition, the Company is finalizing the tax attributes acquired from HInnovation.  If successful, there could be a reduction in Vital Images’ net deferred tax liability and a reduction of goodwill of up to approximately $1.1 million.  The final purchase price allocation will be based on the closing date balance sheet of HInnovation and is also subject to adjustment for payments of contingent consideration in future periods.  There is also the possibility that a contractual service obligation of $0.3 million may be reduced.  This obligation is reflected at its present fair value in deferred revenue.  If the maximum amount of reduction occurs, it will not have a material impact on goodwill, but any reduction of the obligation will be reflected as a reduction of goodwill and deferred revenue.  Until these matters are completed, the purchase price is preliminary and subject to adjustment.

At the time of acquisition, HInnovation had development projects in process, including the collaboration module of its Web-based product (the “Collaboration Module Project”). The Collaboration Module Project involves the design and development of innovative features for Web-based consultation meetings with interactive and synchronized viewing of full-quality images, annotation and mouse movement.  The Collaboration Module Project includes significant and innovative advancements to the HInnovation software platform in the areas of network synchronization of high quality images and user privilege management for online collaboration. The design, verification and other processes involved in the Collaboration Module Project require tools and skills that are new to HInnovation.  The appraisal referenced to above estimated that $1.0 million of the purchase price represents the fair value of purchased in-process R&D related to the Collaboration Module Project, that it has not yet reached technological feasibility and that it has no alternative future uses. This amount was expensed as a non-recurring, non-tax-deductible charge upon consummation of the acquisition.

The appraisal firm applied the income valuation approach to assist the Company in determining the estimated fair value of the purchased in-process R&D.  These estimates were based on the following assumptions:

•                  The estimated revenue was based upon HInnovation’s estimate of revenue growth over the next seven years from the revenue growth of primarily the Collaboration Module.

•                  The estimated gross margin of 65% to 78% was based upon gross margin for comparable products.

•                  The estimated selling, general and administrative expenses were based on consideration of historical operating expenses as a percentage of revenue and HInnovation’s projected operating expenses.

•                  The cost to complete each project was based on estimated remaining labor hours and a fully-burdened labor cost and other direct expenses.

•                  The discount rate used in the alternative income valuation approach was based on the weighted average cost of capital (WACC.) The WACC calculation produces the average required rate of return of an investment in an operating enterprise, based on various required rates of return from investments in various areas of that enterprise. The discount rate used in the alternative valuation approach was 35%.  Premiums were added to the WACC to account for the inherent risks in the development of the products, the risks of the products being completed on schedule, and the risk of the eventual sales of the product meeting the expectations of HInnovation.

The Company expects, if successfully developed, that the Collaboration Module will be available for general market release in the third quarter of 2004.  The Company estimates that it will incur $300,000 of research and development costs in order to complete development of the Collaboration Module.  Given the uncertainties of the development process, these estimates are subject to change, and deviations from these estimates may occur.

The total purchase price is as follows:

Fair value of common stock issued (376,262 shares)	$6,109,554
Cash paid to HInnovation shareholders	6,000,126
Direct acquisition costs	502,759
Estimated liabilities assumed	434,061
$13,046,500

The allocation of the total purchase price, which has not been finalized, is as follows:

Estimated existing software technology, subject to amortization – 5 year life	$3,400,000
Estimated patent and patent applications, subject to amortization – 7 year life	3,200,000
Estimated non-compete/employment agreements, subject to amortization – 3 year life	500,000
Estimated goodwill, not subject to amortization	6,815,244
Estimated in-process research and development costs	1,000,000
Estimated deferred tax liabilities, net	(1,925,000)
Estimated fair value of assets acquired	51,467
Estimated fair value of cash acquired	4,789
$13,046,500

The amortization periods of the intangible assets subject to amortization are all straight-line and amortization expense during the three month period ended March 31, 2004 was $163,000.

The following factors contributed to a purchase price that results in the recognition of goodwill:

•       HInnovation has the first web based product in the Company’s market.

•       HInnovation has a patent & patent applications that cover certain important aspects of the underlying technology.

•       HInnovation also has unique technology under development that was included as part of the in-process R&D.

The following unaudited pro forma condensed consolidated results of operations have been prepared as if the acquisition of HInnovation had occurred as of the beginning of 2003.  Pro forma adjustments relate to amortization of identified intangible assets and acquired in-process R&D.

	For the Three Months Ended March 31,
	2004	2003
Revenue	$7,777,922	$6,790,976

Net income (loss)	$(516,218)	$(86,781)

Net income (loss) per share – diluted	$(0.04)	$(0.01)

The unaudited pro forma condensed consolidated results of operations are not necessarily indicative of results that would have occurred had the acquisition occurred as of the beginning of 2003, nor are they necessarily indicative of future results.

(7)  NEW ACCOUNTING PRONOUNCEMENTS

In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition”. SAB 104 supercedes SAB 101, “Revenue Recognition in Financial Statements”. SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of Emerging Issues Task Force (“EITF 00-21”), “Accounting for Revenue Arrangements with Multiple Deliverables”. Additionally, SAB 104 rescinds the SEC’s Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (“the FAQ”) issued with SAB 101 that had been codified in Securities and Exchange Commission Topic 13, “Revenue Recognition”. Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. Since the Company’s revenue recognition practices previously conformed to the interpretations codified by SAB No. 104, adoption did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

The first quarter of 2004 was one of revenue recovery that also saw the closing of a key strategic acquisition for the Company.  The Company reported revenue of $7.7 million, a 14% increase over the prior year’s first-quarter revenue of $6.8 million.  Sequentially, first quarter 2004 results increased 48% over fourth quarter 2003 revenue of $5.2 million.  Most of the Company’s revenue was generated from the U.S. CT market.  The Company recorded its first sale from its McKesson Information Solutions relationship in the picture archiving and communication systems (“PACS”) market.  The Company anticipates a growing revenue contribution from the PACS market, as well as sales of Web-based products and sales to its installed base.

Vital Images recorded a net loss of $1.4 million, or $0.12 per share, for the first quarter of 2004.  For the first quarter of 2003, the Company reported net earnings of $653,000, or $0.06 per diluted share.

In February 2004, the Company completed the acquisition of HInnovation, Inc., a privately-held provider of software solutions that allow physicians to use PCs or notebook computers to access 2D, 3D and 4D medical imaging applications securely over the Internet.  This acquisition will enable the Company to take a significant step towards expanding its presence in the PACS and Web-based markets.

The acquisition of HInnovation resulted in the expenditure of $6.5 million in cash (including $.5 million in acquisition costs) and the issuance of $6.1 million in common stock.  In addition, the acquisition also impacted the Company’s results of operations from February 18, 2004, the date of closing of the acquisition, through March 31, 2004.  Results of operations were primarily affected by a one-time, non-deductible write-off of in-process research and development costs of $1.0 million, which was charged to research and development expense.  From the date of closing through the end of the quarter, the Company recorded amortization expense related to purchased intangible assets totaling $163,000, $142,000 of which was charged to cost of revenue, and other incremental expenses associated with operating HInnovation of approximately $100,000.

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

Critical Accounting Policies and Estimates

Management’s discussion and analysis of its financial position and results of operations is based upon the Company’s financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods.  Actual results could differ from those estimates.  The following represents those critical accounting policies and estimates where materially different amounts could be reported under different conditions or using different assumptions.

Allowance for doubtful accounts.  The Company maintains an allowance for doubtful accounts that reflects the Company’s estimate of losses that may result from the uncollectibility of accounts receivable.  The allowance for doubtful accounts is based on an analysis of individual accounts for which the Company has information indicating the customer may not be able to pay amounts owed to the Company.  In these cases, based on the available facts and circumstances, the Company estimates the amount that will be collected from such customers.  The Company also evaluates the collectibility of its accounts receivable in the aggregate based on factors such as the aging of receivable amounts, customer concentrations, historical experience, current economic trends and conditions and specific customer facts.  The allowance for doubtful accounts is adjusted when additional information is received that impacts the amount reserved. If circumstances change, the Company’s estimates of the recoverability of accounts receivable could be reduced or increased by a material amount.  Such a change in estimated recoverability would be accounted for in the period in which the facts that give rise to the change become known.

Deferred tax asset.  The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized.  During 2003, the Company concluded that it was more likely than not that substantially all of its net deferred tax assets would be realized and the Company reversed substantially all of its valuation allowance for net deferred tax assets, which resulted in the recording of a net tax benefit in 2003.  The reversal of the deferred tax assets valuation allowance was based upon the Company’s historical operating performance and management’s expectation that the Company would generate taxable income of at least $25 million in future periods to allow it to realize its deferred tax assets resulting from the tax benefits associated with its net operating loss carryforwards and a significant portion of its research and development tax credit carryforwards, as well as certain other tax benefits related to book and tax income timing differences. As a result of the acquisition of HInnovations the Company reassessed its views on the realizability of the slightly increased amount of deferred tax assets and reached a similar conclusion that these deferred tax assets remained realizable.  Should the Company determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to record a valuation allowance to reduce the deferred tax assets would be charged to income in the period such a determination was made.

Goodwill and Long-Lived Assets. . Goodwill is the excess of cost of an acquired entity over the amounts assigned to assets acquired and liabilities assumed in a business combination.  Based on the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill is not amortized.  Goodwill will be tested for impairment annually, and will be tested for impairment between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired.  Impairment testing for goodwill is done at a reporting unit level. Reporting units are one level below the business segment level. Under the criteria set forth by SFAS No. 142, the Company currently has one reporting unit.  An impairment loss generally would be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit.

Intangible assets include existing software technology, patents and patent applications, and non-competition and employment agreements acquired from the HInnovation, Inc. acquisition.  Intangible assets with a definite life are amortized on a straight-line basis with estimated useful lives ranging from 3 to 7 years.  Intangible assets with a definite life will be tested for impairment whenever events or circumstances indicate that a carrying amount of an asset may not be recoverable. An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated discounted cash flows used in determining the fair value of the asset. The amount of the impairment loss to be recorded is calculated by the excess of the asset’s carrying value over its fair value. Fair value is generally determined using a discounted cash flow analysis.

The Company periodically reviews the carrying amounts of property and equipment assets purchased in the normal course of business to determine whether current events or circumstances, as defined in Statement of Financial Accounting Standard No 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” warrant adjustments to such carrying amounts.  In reviewing the carrying values of property and equipment and intangible assets purchased in the normal course of business, the Company considers, among other things, the future undiscounted cash flows expected from the use of the asset. To the extent these future estimated undiscounted cash flows significantly change, an impairment could be identified.

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

The Company evaluates the credit worthiness of all customers.  In circumstances where the Company does not have experience selling to a customer and lacks adequate credit information to conclude that collection is probable, revenue is deferred until the arrangement fees are collected and all other revenue recognition criteria in the arrangement have been met.

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

Excess and obsolete inventory

Under an existing purchase commitment described in the “Liquidity and Capital Resources” of MD&A, it is possible the Company may build some inventory of software licenses for the lung nodule beginning in its second quarter of 2004.  Therefore, a new critical accounting policy is being added this quarter given the total purchase commitment is $5.6 million of product over a three year period.

The Company values inventory at the lower of the actual cost or the current estimated net realizable value of the inventory. Management regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on current orders and its near-term revenue outlook. Management’s estimates of future revenue for the lung nodule may prove to be inaccurate, in which case inventory may be overstated. In the future, if the carrying value of the inventory were not realizable, the Company would be required to recognize write-downs to net realizable value as additional cost of revenue for license fees at the time of such determination. Although management makes every effort to ensure the accuracy of its forecast of future requirements, any unanticipated changes in technological developments could have a significant impact on the value of our inventory and our reported operating results.

The following table sets forth information from the Company’s Statements of Operations, expressed as a percentage of total revenue.

	For the Three Months Ended March 31,
	2004	2003

Revenue:
License fees	71.5%	68.5%
Maintenance and services	24.8	24.6
Hardware	3.7	6.9
Total revenue	100.0	100.0

Cost of revenue:
License fees	13.0	5.6
Maintenance and services	14.1	13.8
Hardware	3.1	4.4
Total cost of revenue	30.2	23.8

Gross margin	69.8	76.2

Operating expenses:
Sales and marketing	34.9	31.2
Research and development	34.6	20.3
General and administrative	22.4	15.1
Total operating expenses	91.9	66.6

Operating income (loss)	(22.1)	9.6

Interest income, net	0.9	0.4
Income (loss) before income taxes	(21.2)	10.0

Provision (benefit) for income taxes, net	(3.2)	0.4

Net income (loss)	(18.0)%	9.6%

Revenue

Total revenue increased 14% to $7,750,000 for the three months ended March 31, 2004 compared to $6,791,000 for the three months ended March 31, 2003.  The revenue growth was driven by the increase in the Company’s core revenue components of software license fees and maintenance and services revenue, which increased 18% to $7,463,000 in the first quarter of 2004 from $6,320,000 in the first quarter of 2003.  License fee revenue increased 19% to $5,541,000 for the three months ended March 31, 2004 from $4,653,000 for the same period in 2003.  The increase in software license fee revenue reflects increased sales from the distribution agreement with Toshiba Medical Systems Corporation (“Toshiba”) and sales of optional software modules.  Total revenue from Toshiba totaled $5,346,000, or 69% of first quarter 2004 revenue, compared with $3,028,000, or 45% of first quarter 2003 revenue.

For the three months ended March 31, 2004, software license fee revenue from sales to Toshiba totaled

$4,188,000 compared with $2,435,000 for the three months ended March 31, 2003, an increase of 72%.  The Company also generated strong revenue growth from the sale of Vitrea® 2 options, which totaled $3,438,000 and $2,348,000 for the three months ended March 31, 2004 and 2003, respectively, which accounted for 62% and 50%, respectively, of total software revenue.  This increase was driven by strong demand for CT Colonography and CT Cardiac options.  Other optional software includes VScore™ and Automated Vessel Measurements.  New optional software modules were released in December 2003 and included Vessel Probe, Concurrent License and Lung Tools.  The number of Vitrea add-on modules sold by the Company increased from approximately 325 for the three months ended March 31, 2003 to approximately 490 for the three months ended March 31, 2004.

Maintenance and services revenue increased 15% to $1,922,000 for the three months ended March 31, 2004 compared to $1,667,000 for the three months ended March 31, 2003.  The $255,000 net increase for the three months ended March 31, 2004 compared to 2003, consisted of $416,000 of increased maintenance revenue and $240,000 of increased training revenue.  The increases were partially offset by a $330,000 decrease in revenue from engineering services rendered under product development agreements and a $71,000 decrease in installation revenue due to Toshiba performing its own installations of Vitrea 2.  For the three months ended March 31, 2003, the Company had generated $330,000 for engineering services rendered under product development agreements with Medtronic Surgical Navigation Technologies (“SNT”) and E-Z-EM, Inc.  The increases in 2004 for maintenance revenue were due to the Company adding new customers to the installed base and collecting back maintenance from customers whose maintenance had lapsed.  The cumulative number of Vitrea licenses installed increased from approximately 1,000 as of March 31, 2003 to approximately 1,500 as of March 31, 2004.  The increases in training revenue were due to an overall increase in the number of training sessions sold from an increase in the number of Vitrea licenses shipped as well as an increase in the number of stand-alone training sessions.

Hardware revenue decreased 39% to $287,000 for the first quarter of 2004 from $471,000 in the first quarter of 2003.  The decrease is related to the increased sales to Toshiba, which are software-only revenue for the Company.

Gross Margin

The gross margin percentage decreased to 70% for the three months ended March 31, 2004 compared to 76% for the same period last year.  The decline in the gross margin rate is due to a $291,000 increase in software royalty expenses, a $178,000 increase in product costs related to the sourcing of third-party software products and $142,000 of amortization charges related to the HInnovation, Inc. acquisition, partially offset by an increase in margins due to a higher portion of license revenue to total revenue.

The Vitrea 2 system, consisting of Vitrea 2 software and third-party hardware and peripherals, is designed to offer end-users an integrated 2D/3D/4D medical imaging system.  The Company receives a nominal discount in purchasing the third-party hardware and peripheral components of the Vitrea 2 system, and the Company’s gross margin on the resale of these system components approximates its discount.  During 2004, the Company began selling more third party software products, including lung visualization products from R2 Technology, Inc. (“R2”).  In addition, the Company will begin selling fusion technology product from Mirada Solutions, Limited later in 2004.  The Company will receive a discount when purchasing these third-party software products, but such discounts will be considerably less than the gross margins the Company earns on its own internally-developed software products.  Accordingly, the Company anticipates that its gross margin on software license fee revenue, as well as the overall gross margin for total revenue, will decrease in future periods.

Sales and Marketing

Sales and marketing expenses increased to $2,702,000 for the three months ended March 31, 2004 from $2,120,000 for the three months ended March 31, 2003, a 27% increase.  The increases were mostly due to increases in compensation costs as a result of additional personnel required to support recent growth and increased sales commissions as a result of increased revenue.  Compensation costs, including commissions, increased $454,000 for the three months ended March 31, 2004 compared to the same period in 2003.  Total sales and marketing personnel increased from 36 at March 31, 2003 to 45 at March 31, 2004.  Due to this increase in the number of sales and marketing personnel, travel and entertainment expenses increased $112,000 for the three months ended March 31, 2004 compared to the three months ended March 31, 2003.  During the three months ended March 31, 2003, the Company began using outside consultants to assist it with a new brand strategy. There was a $115,000 decrease in expenses related to use of these outside consultants for the three months ended March 31, 2004 compared to the same period in 2003, which was partially offset by a $58,000 increase in marketing materials related to the Company’s new brand strategy launched in November 2003.  The Company expects sales and marketing costs to increase in future periods as a result of the cost of additional sales and marketing personnel and increased marketing activities.

Research and Development

Research and development expenses increased 94% to $2,682,000 for the three months ended March 31, 2004 compared with $1,381,000 for the same period last year.  Of the $1,301,000 expense increase, $1,000,000 was due to the write-off of in-process research and development costs in the HInnovation, Inc. acquisition.  Research and development expenses for the three months ended March 31, 2004 also include $192,000 related to severance for the Company’s former vice-president of engineering and two other employees.

Excluding the $1,000,000 write-off of in-process research and development costs, the Company anticipates that research and development costs will increase in future periods as the Company develops software tools for applications with large potential markets, such as cardiovascular disease, disease screening applications such as colon cancer, and surgical and therapy planning.  In addition, research and development expenses will also increase in future periods due to the acquisition of HInnovation, Inc.

General and Administrative

General and administrative expenses increased 69% to $1,737,000 for the three months ended March 31, 2004 from $1,026,000 for the three months ended March 31, 2003.  Of the $711,000 increase for the three months ended March 31, 2004 compared to March 31, 2003, $499,000 consisted of an increase in the allowance for doubtful accounts essentially related to the significant deterioration in the ability of one end-user to pay.  In addition, there was a $164,000 increase in professional fees due to higher audit costs, including assistance with Securities and Exchange Commission (“SEC”) filings, assistance with compliance with the Sarbanes-Oxley Act of 2002 and legal fees related to assistance with SEC filings and patent work.  The Company believes that general and administrative expenses will increase in future periods due to increased infrastructure costs as the business grows.

Operating Income (Loss)

The increasing expenses attributable to the development of the Company’s infrastructure and the development and promotion of the Vitrea 2 product as well as the write-off of in-process research and development from the HInnovation acquisition, net of increased revenue from Vitrea 2 and add-on software options and related service revenues, resulted in an operating loss of $1,708,000 for the three months ended March 31, 2004 compared with an operating income of $648,000 for the three months ended March 31, 2003.

Interest Income

Interest income increased in 2004 due to a higher average balance of cash, cash equivalents and marketable securities during the three months ended March 31, 2004 compared to the three months ended March 31, 2003.

Income Taxes

During the third quarter of 2003, the Company concluded that it was more likely than not that substantially all of its net deferred tax assets would be realized, and the Company reversed substantially all of its valuation allowance for net deferred tax assets.  The reversal of the deferred tax assets valuation allowance was based upon the Company’s historical operating performance and management’s expectation that the Company would generate taxable income of at least $25 million in future periods to allow it to realize its deferred tax assets resulting from the tax benefits associated with its net operating loss (“NOL”) carryforwards and a significant portion of its research and development tax credit carryforwards, as well as certain other tax benefits related to book and tax income timing differences.  As a result of the acquisition of HInnovations the Company reassessed its views on the realizability of the slightly expanded amount of deferred tax assets and reached a similar conclusion that these deferred tax assets remained realizable.

The effective tax rate for the first three months of 2004 was 39%, comparable to the total year 2003 effective tax rate of 5%.  The 2004 total year tax rate is estimated to be 39%.  The 39% rate will be applied to the Company’s income before taxes as adjusted for permanent items, such as the in-process research and development costs of $1.0 million from the HInnovation acquisition in the first quarter of 2004.

The income tax provisions for the first quarter of 2003 consisted solely of certain state minimum fees.  As a result of the Company’s history of generating net operating losses, the Company had established a valuation allowance to completely reserve for the deferred tax assets of the Company.

Liquidity and Capital Resources

As of March 31, 2004, the Company had $19.1 million in cash and cash equivalents, $9.4 million in marketable securities, working capital of $24.8 million and no borrowings.

Cash provided by operations was $494,000 for the first three months of 2004 compared to cash used in operations of $503,000 in the first three months of 2003.  For 2004, $3.3 million of cash was generated from increases in deferred revenue, accrued expenses and non-cash expenses for depreciation, write-off of in-process research and development costs, and provision for uncollectible accounts receivable.  These increases were partially offset with a net loss of $1.4 million, a $1.2 million increase in accounts receivable and a $411,000 increase in deferred tax benefits.  For 2003, $2.4 million of cash was used from increases in accounts receivable, prepaid expenses and other current assets and a decrease in accrued expenses.  These decreases were partially offset by $653,000 of net income, a $581,000 increase in deferred revenue, a $339,000 increase in accounts payable and $268,000 of non-cash expense for depreciation.

Of the $895,000 and $581,000 increases in deferred revenue for the three months ended March 31, 2004 and 2003, respectively, $448,000 and $495,000, respectively, were due to volume increases in Vitrea 2 license fees and renewals of annual maintenance.  For the three months ended March 31, 2004 and 2003, $422,000 and $137,000, respectively, of the increase in deferred revenue was due to volume increases in training and installation from increased sales of Vitrea 2.  The $1.2 million increase and $1.4 million increase in accounts receivable for the three months ended March 31, 2004 and 2003, respectively, were due to revenue increases and timing of collections.  The days sales outstanding (defined as quarterly net revenue multiplied by four, divided by ending net accounts receivable including the allowance for doubtful accounts) improved from 85 days at March 31, 2003 to 67 days at March 31, 2004.  The improvement in days sales outstanding is a result of increased collections and growth in revenue in the first quarter of 2004.  Of the $569,000 increase in accrued expenses and other current liabilities for 2004, $453,000 was from an increase in accrued royalties due to the timing of payments.  Of the $619,000 decrease in accrued expenses and other current liabilities for 2003, $472,000 was due to a decrease in accrued bonuses that were paid in March 2003.

The Company used cash of $12.0 million and $2.8 million for investing activities during the first quarter 2004 and 2003, respectively, of which $147,000 and $434,000, respectively, was used for purchases of property and equipment.  The purchases for both periods were principally to upgrade computer equipment and to purchase computer equipment for new personnel.  Management anticipates that the Company will continue to purchase property and equipment as necessary in the normal course of the Company’s business.  The amount and timing of these purchases and the related cash outflows in future periods is difficult to predict and depends on a number of factors, including the hiring of employees and the rate of change of computer hardware.  The Company used $6.8 million and $3.1 million to purchase investments in marketable securities during the three months ended March 31, 2004 and 2003, respectively.  The Company realized $1.5 million and $704,000 of proceeds from maturities of marketable securities during the first quarter 2004 and 2003, respectively.  The marketable securities are invested in U.S. government obligations, U.S. government agency obligations, corporate commercial obligations and certificates of deposits.  On February 18, 2004, the Company completed the acquisition of HInnovation, Inc. in accordance with the terms and conditions of an Acquisition Agreement and Plan of Reorganization dated as of January 8, 2004 using $6.5 million of cash.  See Note 6 to the Consolidated Financial Statements for additional information on the acquisition.

Cash provided by financing activities totaled $526,000 and $264,000 for the three months ended March 31, 2004 and 2003, respectively, resulting from the sale of common stock under the Company’s stock plans.

The Company has never paid or declared any cash dividends and does not intend to pay dividends in the near future.

The following summarizes our contractual obligations due each period, including purchase commitments as of March 31, 2004, and the effect such obligations are expected to have on our liquidity and cash flow:

		Payments Due By Year
	Remainder of 2004	2005	2006	2007	2008	2009 through 2012
Operating leases (1)	$325,000	$446,000	$452,000	$461,000	$711,000	$2,289,000

Purchase commitment (2)	$1,050,000	$1,750,000	$2,030,000	$525,000	$—	$—

HInnovation acquisition (3)	$6,000,000	$—	$—	$—	$—	$—

Total	$7,375,000	$2,196,000	$2,482,000	$986,000	$711,000	$2,289,000

(1)                      The Company currently leases its office facilities in Plymouth, Minnesota under a lease that expires in July 2005, with the exception of a small portion of the space that is under lease until May 2006.  In March 2004, the Company signed a non-cancelable operating lease for new office space in Minnetonka, Minnesota.  The new lease term starts in February 2005 and expires in January 2012.  Under the terms of the new lease, the lessor for the Minnetonka office will begin making the minimum lease payments for the Plymouth office in February 2005. As part of the new lease, the Company is also required to pay a portion of the lessor’s operating costs for the new facilities.  The minimum lease payments listed include both the Plymouth and Minnetonka office locations.

(2)                      Assumes the R2’s lung nodule CAD software product will be available for sale in Europe in the second quarter of 2004 and in the U.S. beginning in the fourth quarter of 2004. The Company completed its development work to integrate the lung nodule CAD software into Vitrea 2 in January 2004.  The first purchase under the agreement is required on or before April 1, 2004.  The total purchase commitment will be a maximum of $5.6 million worth of product over a three-year commitment period.  The purchase commitment price the Company has to pay will be reduced if the selling price of the lung CAD product when sold directly to end-users by R2 falls below a specified price.  The purchase commitment units the Company is required to purchase will be reduced if R2 and its other distributors of the lung CAD product are unable to sell as many units as the Company is required to purchase.

(3)                      The merger consideration for HInnovation includes contingent milestone payments of up to a maximum of $6.0 million comprised of $3.0 million in cash and $3.0 million in common stock.  The Company expects the contingent milestone cash payments to be made as certain milestones are achieved over a 12 to 24 month period following the date of the acquisition.

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

Certain Important Factors

This Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and information that are based on management’s beliefs, as well as on assumptions made by, and upon information currently available to, management.  When used in this Form 10-Q, the words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” and “estimate” or similar expressions are intended to identify such forward-looking statements. However, this Form 10-Q also contains other forward-looking statements.  Forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions, including, but not limited to, the following factors, which could cause the Company’s future results and shareholder values to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company: the dependence on growth of the industry in which the Company operates, the extent to which the Company’s products continue to gain market acceptance, the need for and availability of additional capital, regulatory approvals, the potential for litigation regarding patent and other intellectual property rights, the introduction of competitive products by others, dependence on major customers, fluctuations in quarterly results, the progress of product development, the availability of third-party reimbursement, and the receipt and timing of regulatory approvals and other factors detailed from time to time in the Company’s filings with the Securities and Exchange Commission, including those set forth under the heading “Important Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

ITEM 3.                             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding the Company’s exposure to certain market risks, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, which is hereby incorporated herein.  There have been no significant changes in the financial instruments or market risk exposures from the amounts and descriptions disclosed therein.

ITEM 4.                             CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was performed by the Company’s management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, the Company’s management, including its principal executive officer and principal financial officer, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2004.

There were no changes in the Company’s internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.                             LEGAL PROCEEDINGS

None.

ITEM 2.                             CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASE OF EQUITY SECURITIES

As reported elsewhere in this Quarterly Report on Form 10-Q, on February 18, 2004, the Company completed the acquisition of HInnovation in accordance with the terms and conditions of an Acquisition Agreement and Plan of Reorganization dated as of January 8, 2004.  In that transaction, the Company issued 376,262 shares of its common stock and paid $6.0 million in cash to the shareholders of HInnovation in exchange for all of the outstanding common stock of HInnovation.  The estimated total purchase price was $12.6 million, consisting of the $6.1 million value of the Company’s common stock, $6.0 million in cash paid to the HInnovation shareholders, and direct acquisition costs of approximately $0.5 million.  In the acquisition of HInnovation, the Company’s shares were issued to the shareholders of HInnovation, consisting of the following:  William Bradley, Jr., TongZhe Cui, MingLei Duan, W. Dennis Foley, Mark Golub, Hui Hu, JMS Co., Ltd., JMS North America, Zhang Jun, William Kelly, Larry Schroeder, Yi Sun, and Yasushi Takigawa.  The Company’s issuance of the shares was exempt from registration under Section 4(2) of the Securities Act of 1933.  The exemption was based upon written representations to the Company by all of the HInnovation shareholders that, among other things, they were acquiring the Company’s shares for investment and not for distribution.

ITEM 3.                             DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.                             OTHER INFORMATION

None.

ITEM 6.                             EXHIBITS AND REPORTS ON FORM 8-K

(a)                                  Exhibits.

The following exhibits are filed with or incorporated by reference into this Quarterly Report on Form 10-Q:

2.1                                 Acquisition Agreement and Plan of Reorganization by and among Vital Images, Inc., HInnovation

Acquisition, Inc., HInnovation, Inc. and Hui Hu and JMS Co., Ltd. dated as of January 8, 2004 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on February 26, 2004 (File No. 0-22229)).

10.1                           Lease agreement dated March 26, 2004 between Pondview Plaza Corporation and Vital Images, Inc. (filed herewith electronically).

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

(b)                                 Reports on Form 8-K.

During the quarter ended March 31, 2004, and during the period from March 31, 2004 until the date of this Quarterly Report, the Company furnished the following Current Reports on Form 8-K:

On January 8, 2004, the Company filed with the SEC a Current Report on Form 8-K announcing the acquisition of HInnovation, Inc. and furnished to the SEC information on the financial results for the 2003 fourth quarter and for the year ended December 31, 2003.

On January 27, 2004, the Company furnished the SEC with a Current Report on Form 8-K announcing that Jay D. Miller, president and CEO, and Gregory S. Furness, vice president, finance and CFO, would be presenting at the Piper Jaffray Health Care Conference on January 27, 2004.

On February 11, 2004, the Company furnished the SEC with a Current Report on Form 8-K announcing the financial results for the 2003 fourth quarter and the year ended December 31, 2003.

On February 26, 2004, the Company filed with the SEC with a Current Report on Form 8-K announcing the completion of the acquisition of HInnovation, Inc. (“HInnovation”).

On March 3, 2004, the Company furnished the SEC with a Current Report on Form 8-K announcing that Jay D. Miller, president and CEO, and Gregory S. Furness, vice president, finance and CFO, would be presenting at the Wall Street Analyst Forum on March 3, 2004.

On April 29, 2004, the Company furnished the SEC with a Current Report on Form 8-K announcing the financial results for the 2004 first quarter.

On May 3, 2004, the Company filed with the SEC an Amendment No. 1 to Current Report on Form 8-K/A

that amended the Current Report on Form 8-K filed on February 26, 2004 by Vital Images, Inc. to include the required financial information of HInnovation and the pro forma financial information of Vital Images, Inc.

On May 5, 2004, the Company furnished the SEC with an Amendment No. 1 to Current Report on Form 8-K/A that amended the Current Report on Form 8-K furnished on April 29, 2004 by Vital Images, Inc. announcing a correction to the financial results for the 2004 first quarter.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VITAL IMAGES, INC.

May 10, 2004	/s/ Gregory S. Furness
Gregory S. Furness
Chief Financial Officer and Vice President-Finance (Chief Financial Officer and Chief Accounting Officer)