Form 10-Q
period 2004-06-30
VITAL IMAGES INC
filed 2004-08-09
CIK 912888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒   No   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).Yes   ☒   No   ☐

On August 2, 2004, there were 11,685,689 shares of the Registrant’s common stock, par value $.01 per share, outstanding.

VITAL IMAGES, INC.

Form 10-Q

June 30, 2004

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VITAL IMAGES, INC.
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2004 AND DECEMBER 31, 2003

	June 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$18,690,824	$30,111,613
Marketable securities	11,314,446	4,078,587
Accounts receivable, net of allowance for doubtful accounts of $743,000 and $235,000 as of June 30, 2004 and December 31, 2003, respectively	5,364,264	4,982,362
Deferred income taxes	275,000	275,000
Prepaid expenses and other current assets	792,597	672,072
Total current assets	36,437,131	40,119,634

Property and equipment, net	2,891,010	3,043,239
Deferred income taxes	8,039,000	9,500,000
Licensed technology, net	390,000	450,000
Intangible assets, net	6,610,000	—
Goodwill	6,815,244	—
Other assets	—	144,346
TOTAL ASSETS	$61,182,385	$53,257,219

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,246,501	$1,485,451
Accrued payroll	1,533,150	1,347,464
Deferred revenue	7,141,104	5,054,804
Accrued royalties	644,006	556,494
Other current liabilities	309,440	285,121
Total current liabilities	10,874,201	8,729,334
Deferred revenue	181,957	264,691
Total liabilities	11,056,158	8,994,025

Shareholders’ equity:
Preferred stock: $.01 par value; 5,000,000 shares authorized; none issued or outstanding as of June 30, 2004 and December 31, 2003	—	—
Common stock: $.01 par value; 20,000,000 shares authorized; 11,685,689 and 11,140,380 shares issued and outstanding as of June 30, 2004 and December 31, 2003, respectively	116,857	111,404
Additional paid-in capital	63,312,730	56,108,590
Accumulated other comprehensive loss	(48,836)	—
Accumulated deficit	(13,254,524)	(11,956,800)
Total shareholders’ equity	50,126,227	44,263,194
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$61,182,385	$53,257,219

(The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.)

VITAL IMAGES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
	(Unaudited)		(Unaudited)
Revenue:
License fees	$5,172,080	$5,325,207	$10,712,692	$9,978,271
Maintenance and services	2,179,676	1,383,687	4,102,158	3,050,662
Hardware	635,642	820,821	922,470	1,291,758
Total revenue	7,987,398	7,529,715	15,737,320	14,320,691

Cost of revenue:
License fees	984,384	520,205	1,988,011	901,951
Maintenance and services	1,109,810	975,835	2,200,013	1,909,040
Hardware	467,073	537,559	710,313	837,990
Total cost of revenue	2,561,267	2,033,599	4,898,337	3,648,981

Gross margin	5,426,131	5,496,116	10,838,983	10,671,710

Operating expenses:
Sales and marketing	2,797,649	2,453,986	5,499,226	4,573,543
Research and development	1,475,930	1,312,886	4,158,253	2,694,378
General and administrative	1,073,958	1,073,652	2,810,734	2,099,770
Total operating expenses	5,347,537	4,840,524	12,468,213	9,367,691

Operating income (loss)	78,594	655,592	(1,629,230)	1,304,019

Interest income	76,294	45,514	141,506	75,613

Income (loss) before income taxes	154,888	701,106	(1,487,724)	1,379,632
Provision (benefit) for income taxes, net	60,000	35,000	(190,000)	60,000

Net income (loss)	$94,888	$666,106	$(1,297,724)	$1,319,632

Net income (loss) per share – basic	$0.01	$0.07	$(0.11)	$0.14

Weighted average common shares outstanding - basic	11,653,295	9,634,331	11,496,062	9,327,214

Net income (loss) per share – diluted	$0.01	$0.06	$(0.11)	$0.12

Weighted average common shares outstanding - diluted	12,417,248	11,333,444	11,496,062	10,872,495

(The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.)

VITAL IMAGES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003

	For the Six Months Ended June 30,
	2004	2003
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,297,724)	$1,319,632
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	759,273	567,785
Write-off of in-process research and development	1,000,000	—
Provision for uncollectible accounts receivable	508,000	24,000
Tax benefit from stock option transactions	244,000	—
Deferred income taxes	(464,000)	—
Amortization of intangibles	550,000	60,000
Non-employee stock-based compensation	(2,475)	114,178
Changes in operating assets and liabilities, net of effect from acquisition:
Accounts receivable	(889,902)	(759,611)
Prepaid expenses and other current assets	(117,798)	(312,273)
Other assets	144,346	—
Accounts payable	(172,210)	314,666
Deferred revenue	1,696,067	1,133,296
Accrued expenses and other liabilities	203,961	(78,980)
Net cash provided by operating activities	2,161,538	2,382,693

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(658,050)	(1,042,807)
Acquisition of HInnovation, net of cash acquired	(6,498,096)	—
Purchases of marketable securities	(13,629,433)	(4,888,032)
Sales of marketable securities	6,344,738	2,621,174
Net cash used in investing activities	(14,440,841)	(3,309,665)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock under stock plans	858,514	1,319,361
Net proceeds from private placement	—	18,990,515
Net cash provided by financing activities	858,514	20,309,876

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(11,420,789)	19,382,904

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	30,111,613	8,122,547

CASH AND CASH EQUIVALENTS, END OF PERIOD	$18,690,824	$27,505,451

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$4,950	$46,826
Purchases of property plant and equipment with accounts payable	$128,009	$—

NONCASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for acquisition of HInnovation, Inc.	$6,109,554	$—

(The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.)

VITAL IMAGES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1) BASIS OF PRESENTATION:

The accompanying unaudited financial statements of Vital Images, Inc. (“Vital Images” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments, for a fair presentation have been included. Operating results for the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

(2) MAJOR CUSTOMER AND GEOGRAPHIC DATA:

The following customer accounted for more than 10% of the Company’s total revenue for the periods indicated:

	Significant Customer	Revenue	Percentage of Total Revenue
Six months ended June 30, 2004	Toshiba Medical Systems Corporation	$9,065,000	58%

Six months ended June 30, 2003	Toshiba Medical Systems Corporation	$5,652,000	39%

The Company’s accounts receivable are generally concentrated with a small base of customers.  As of June 30, 2004, Toshiba Medical Systems Corporation accounted for 30% of accounts receivable, and as of December 31, 2003, no single customer accounted for more than 10% of accounts receivable.

Export revenue amounted to 15% and 10% of total revenue for the six months ended June 30, 2004 and 2003, respectively.  Substantially all of the Company’s export revenue is negotiated, invoiced and paid in U.S. dollars.  Gross export revenue by geographic area is summarized as follows:

	Six Months Ended June 30,
	2004	2003
Europe	$1,517,000	$962,000
Asia and Pacific Region	445,000	342,000
Canada	292,000	21,000
Mexico and other foreign countries	38,000	100,000
Totals	$2,292,000	$1,425,000

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

The computations for basic and diluted net income (loss) per share for each period are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003

Numerator:
Net income (loss)	$94,888	$666,106	$(1,297,724)	$1,319,632

Denominator:
Denominator for weighted average common shares outstanding – basic	11,653,295	9,634,331	11,496,062	9,327,214

Dilution associated with common stock warrants	6,615	76,189	—	73,836

Dilution associated with the company’s stock-based compensation plans	757,338	1,622,924	—	1,471,445

Denominator for weighted average common shares outstanding – diluted	12,417,248	11,333,444	11,496,062	10,872,495

Net income (loss) per share – basic	$0.01	$0.07	$(0.11)	$0.14

Net income (loss) per share – diluted	$0.01	$0.06	$(0.11)	$0.12

For the three and six months ended June 30, 2004, options and warrants to purchase 575,674 and 2,167,775 shares, respectively, were not included in the computation of earnings per share because their effect on earnings would have been anti-dilutive. For the three and six months ended June 30, 2003, options and warrants to purchase 39,412 and 25,804 shares, respectively, were not included. All common share equivalents are anti-dilutive in periods where the Company generates a net loss.

(4) COMPREHENSIVE INCOME (LOSS):

The components of comprehensive income (loss) were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
Net income (loss)	$94,888	$666,106	$(1,297,724)	$1,319,632

Other comprehensive gain (loss):
Net unrealized gain (loss) on available-for-sale investments	(40,615)	711	(48,836)	641

Comprehensive income (loss)	$54,273	$666,817	$(1,346,560)	$1,320,273

Accumulated other comprehensive loss at June 30, 2004 and December 31, 2003 was $48,836 and $0, respectively.

(5) STOCK-BASED COMPENSATION:

The Company has stock-based employee and director compensation plans, which the Company accounts for under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations.  The Company has adopted the disclosure requirements of Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation —Transition and Disclosure — an amendment of SFAS No. 123.” The Company continues to apply the recognition and measurement principles as prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  No stock-based employee and director compensation cost is reflected in net income (loss), as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee and director compensation.

		For the Three Months Ended June 30,		For the Six Months Ended June 30,
		2004	2003	2004	2003

Net income (loss), as reported		$94,888	$666,106	$(1,297,724)	$1,319,632

Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects		(871,888)	(552,106)	(1,302,276)	(1,070,632)

Pro forma net income (loss)		$(777,000)	$114,000	$(2,600,000)	$249,000

Net income (loss) per share – basic	As reported	$0.01	$0.07	$(0.11)	$0.14
	Pro forma	$(0.07)	$0.01	$(0.23)	$0.03

Net income (loss) per share – diluted	As reported	$0.01	$0.06	$(0.11)	$0.12
	Pro forma	$(0.07)	$0.01	$(0.23)	$0.02

The pro forma effects on the net income (loss) for the six months ended June 30, 2004 and 2003 may not be indicative of the future results for the full fiscal year due to continuing option activity and other factors.

(6) HINNOVATION, INC. ACQUISITION:

The following acquisition was accounted for under the purchase method of accounting and, accordingly, the assets and liabilities acquired were recorded at their estimated fair values at the effective date of the acquisition and the results of operations have been included in the unaudited consolidated statements of operations since the acquisition date.  In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill recorded as a result of the acquisition will be subject to an annual impairment test and will not be amortized. The acquisition of HInnovation was made to acquire products and technology that will enable the Company to more effectively compete in the distributed computing market for 2D/3D/4D visualization and analysis software.

On February 18, 2004, the Company completed the acquisition of HInnovation, Inc. (“HInnovation”) in accordance with the terms and conditions of an Acquisition Agreement and Plan of Reorganization (the “Acquisition Agreement”) dated as of January 8, 2004.  HInnovation is a provider of software solutions that allow physicians to use PCs or notebook computers to access 2D, 3D and 4D medical imaging applications securely over the Internet.  The results of operations of HInnovation are included in the consolidated statement of operations for the period from February 18, 2004 through June 30, 2004.

The total purchase price of the HInnovation acquisition is currently estimated to be approximately $12.6 million and has been accounted for as the purchase of a business under Statement of Financial Accounting Standards No. 141, “Business Combinations.”  The Company acquired all of the outstanding common stock of HInnovation in exchange for $6.0 million in cash paid and 376,262 newly issued shares of common stock issued to the shareholders of HInnovation. The common stock was valued at $6.1 million for accounting purposes.  Vital Images’ stock was valued at $16.2375 per share, which was equal to the average of the closing sale prices of one share of Vital Images’ stock as reported on the NASDAQ National Market for the two consecutive trading days occurring before the first public announcement of the signing of the Acquisition Agreement, and the two consecutive trading days occurring immediately after such public announcement date. The Company incurred approximately $0.5 million in direct costs of the acquisition.  In addition, the transaction includes a maximum of $6.0 million of contingent milestone payments comprised of $3.0 million in common stock and $3.0 million in cash.  The contingent milestone payments are based on the achievement of certain revenue targets resulting from the sale of products containing HInnovation technology during the twelve-month period following the closing date; the porting of Vital Images’ product to HInnovation’s product platform and the commercial launch thereof; and licensing of the HInnovation patented technology within 24 months after the closing date.  The number of shares issued under the contingent milestone payments will be determined based on the average closing price of the Company’s common stock during the 10 trading days before completion of the milestone objective.  However, the Acquisition Agreement provides that the number of shares of Vital Images common stock comprising the contingent consideration cannot exceed 300,000 shares.  If, at the time of its issuance, the value of such stock is less than $3 million due to this limitation on the number of shares, Vital Images will pay the shortfall in cash.  Any contingent payments made by the Company will result in an increase in goodwill. The Company did not assume any stock options or warrants.  As of June 30, 2004, no contingent payments had been earned and the Company does not expect that any such payments will be earned in 2004.

The estimated purchase price was allocated to the identified assets of HInnovation.  A third-party appraisal firm assisted the Company with the valuation of the identified intangible assets and has issued a draft report thereon.  The valuation resulted in the allocation of $7.1 million to identifiable intangibles, which will be amortized over periods ranging from three to seven years.  The valuation also resulted in the identification of

$1.0 million of in-process research and development costs (“R&D”), which were immediately expensed on the closing date as a non-deductible charge for income tax purposes.  In addition, the Company is finalizing the tax attributes acquired from HInnovation.  If successful, there could be a reduction in Vital Images’ net deferred tax liability and a reduction of goodwill of up to approximately $1.1 million.  The final purchase price allocation will be based on the closing date balance sheet of HInnovation and is also subject to adjustment for payments of contingent consideration in future periods.  There is also the possibility that a contractual service obligation of $0.3 million may be reduced.  This obligation is reflected at its present fair value in deferred revenue.  If the maximum amount of reduction occurs, it will not have a material impact on goodwill, but any reduction of the obligation will be reflected as a reduction of goodwill and deferred revenue.  Until these matters are completed, the purchase price is preliminary and subject to adjustment.

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

•                  The discount rate used in the alternative income valuation approach was based on the weighted average cost of capital (WACC). The WACC calculation produces the average required rate of return of an investment in an operating enterprise, based on various required rates of return from investments in various areas of that enterprise. The discount rate used in the alternative valuation approach was 35%.  Premiums were added to the WACC to account for the inherent risks in the development of the products, the risks of the products being completed on schedule, and the risk of the eventual sales of the product meeting the expectations of HInnovation.

The Company expects, if successfully developed, that the first phase of the Collaboration Module will be available for general market release in the third quarter of 2004.  The first phase provides basic collaboration between users allowing one user to present to another user.  The second, and more sophisticated, phase of the Collaboration Module will provide two-way collaboration between users allowing both users to interact with the data and is expected to be available for general market release in the first quarter of 2005.  Through June 30, 2004, the Company has incurred approximately $50,000 in costs to develop the Collaboration Module.  The Company estimates that it will incur another $250,000 to complete the development of the both the first and second phases of the Collaboration Module.  Given the uncertainties of the development process, these estimates are subject to change, and deviations from these estimates may occur.

The total purchase price is as follows:

Fair value of common stock issued (376,262 shares)	$6,109,554
Cash paid to HInnovation shareholders	6,000,126
Direct acquisition costs	502,759
Estimated liabilities assumed	434,061
$13,046,500

The allocation of the total purchase price, which has not been finalized, is as follows:

Estimated existing software technology, subject to amortization – 5 year life	$3,400,000
Estimated patent and patent applications, subject to amortization – 7 year life	3,200,000
Estimated non-compete/employment agreements, subject to amortization – 3 year life	500,000
Estimated goodwill, not subject to amortization	6,815,244
Estimated in-process research and development costs	1,000,000
Estimated deferred tax liabilities, net	(1,925,000)
Estimated fair value of assets acquired	51,467
Estimated fair value of cash acquired	4,789
$13,046,500

Identified Intangible Assets

Identified intangible assets subject to amortization were as follows:

	June 30, 2004			December 31, 2003
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value

Existing software technology	$3,400,000	$256,000	$3,144,000	$—	$—	$—

Patents and patent applications	$3,200,000	$171,000	$3,029,000	$—	$—	$—
Non-compete/employment agreements	$500,000	$63,000	$437,000	$—	$—	$—

Total intangible assets subject to amortization	$7,100,000	$490,000	$6,610,000	$—	$—	$—

The amortization periods of the intangible assets subject to amortization are all straight-line, and amortization expense was $327,000 and $490,000 for the three-and six-month periods ended June 30, 2004.   The estimated future annual amortization expense for identified intangible assets is as follows:

Remainder of 2004	$654,000
2005	$1,308,000
2006	$1,308,000
2007	$1,157,000
2008	$1,140,000
2009 through 2011	$1,043,000

The following factors contributed to a purchase price that resulted in the recognition of goodwill:

•                  HInnovation had the first Web-based product in the Company’s market.

•                  HInnovation had a patent and patent applications that cover certain important aspects of the underlying technology.

•                  HInnovation also had unique technology under development that was included as part of the in-process R&D.

The following unaudited pro forma condensed consolidated results of operations have been prepared as if the acquisition of HInnovation had occurred as of the beginning of 2003.  Pro forma adjustments relate to amortization of identified intangible assets and acquired in-process R&D.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
Revenue	$7,987,398	$7,529,715	$15,765,320	$14,320,691

Net income (loss)	$94,888	$(74,201)	$(421,330)	$(160,982)

Net income (loss) per share – diluted	$0.01	$(0.01)	$(0.04)	$(0.02)

The unaudited pro forma condensed consolidated results of operations are not necessarily indicative of results that would have occurred had the acquisition occurred as of the beginning of 2003, nor are they necessarily indicative of future results.

(7)  NEW ACCOUNTING PRONOUNCEMENTS:

In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition.” SAB 104 supercedes SAB 101, “Revenue Recognition in Financial Statements.” SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of Emerging Issues Task Force (“EITF 00-21”), “Accounting for Revenue Arrangements with Multiple Deliverables.” Additionally, SAB 104 rescinds the SEC’s Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (“the FAQ”) issued with SAB 101 that had been codified in Securities and Exchange Commission SAB Topic 13, “Revenue Recognition.” Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. Because the Company’s revenue recognition practices previously conformed to the interpretations codified by SAB No. 104, adoption did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

ITEM 2.                             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

                        OPERATIONS

Executive Summary

After a significant revenue shortfall in the fourth quarter of 2003, the first six months of 2004 was a period of revenue recovery that also saw the closing of a key strategic acquisition for the Company.  The Company reported revenue of $15.7 million for the six-month period ended June 30, 2004, a 10% increase over revenue of $14.3 million for the six-month period ended June 30, 2003.  Revenue for the quarter ended June 30, 2004, increased 6% compared to the same period in 2003, growing from $7.5 million in 2003 to $8.0 million in 2004.  Most of the Company’s revenue was generated from the U.S. CT market, with 69% of the Company’s 2004 first-quarter revenue generated through its distribution agreement with Toshiba Medical Systems Corporation.  Toshiba’s contribution to revenue declined to 47% of 2004 second-quarter revenue, as the Company increased its mix of revenue through its direct sales channel.  The Company recorded its first sale from its McKesson Information Solutions relationship in the picture archiving and communication systems (“PACS”) market in the first quarter of 2004.  The Company anticipates that it will achieve 5% to 10% of its 2004 revenue from the PACS market and sales of ViTALConnect, the Company’s Web-based advanced visualization product.

Vital Images recorded a net loss of $1.3 million, or $0.11 per share, for the first six months of 2004.  For the same period in 2003, the Company reported net earnings of $1.3 million, or $0.12 per diluted share.  All of the 2004 net loss occurred during the first quarter as the Company earned a profit of $95,000, or $0.01 per diluted share, in the second quarter.  On a comparative basis, the Company earned $666,000, or $0.06 per diluted share, in the second quarter of 2003.

In February 2004, the Company completed the acquisition of HInnovation, Inc., a privately-held provider of software solutions that allow physicians to use PCs or notebook computers to access 2D, 3D and 4D medical imaging applications securely over the Internet.  This acquisition will enable the Company to take a significant step towards expanding its presence in the PACS and Web-based markets.

The acquisition of HInnovation resulted in the expenditure of $6.5 million in cash (including $0.5 million in acquisition costs) and the issuance of $6.1 million in common stock.  In addition, the acquisition also impacted the Company’s results of operations from February 18, 2004, the date of closing of the acquisition, through June 30, 2004.  Results of operations were primarily affected by a one-time, non-deductible write-off of in-process research and development costs of $1.0 million, which was charged to research and development expense.  From the date of closing through June 30, 2004, the Company recorded amortization expense related to purchased intangible assets totaling $490,000, $427,000 of which was charged to cost of revenue, and other incremental expenses associated with operating HInnovation of approximately $260,000.

In addition to the HInnovation acquisition, results of operations were also impacted by higher operating expenses of $1.8 million for the former Vital Images-only business for the first six months of 2004 compared with the same period in 2003.  These costs were offset by higher gross margin and interest income, as well as the net tax benefit of the operating loss totaling $0.9 for the six months ended June 30, 2004.

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

Deferred tax asset.  The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized.  During 2003, the Company concluded that it was more likely than not that substantially all of its net deferred tax assets would be realized and the Company reversed substantially all of its valuation allowance for net deferred tax assets, which resulted in the recording of a net tax benefit in 2003.  The reversal of the deferred tax assets valuation allowance was based upon the Company’s historical operating performance and management’s expectation that the Company would generate taxable income of at least $25 million in future periods to allow it to realize its deferred tax assets resulting from the tax benefits associated with its net operating loss carryforwards and a significant portion of its research and development tax credit carryforwards, as well as certain other tax benefits related to book and tax income timing differences. As a result of the acquisition of HInnovation, the Company reassessed its views on the realizability of the slightly increased amount of deferred tax assets and reached a similar conclusion that these deferred tax assets remained realizable.  Should the Company determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to record a valuation allowance to reduce the deferred tax assets would be charged to income in the period such a determination was made.

Goodwill and Long-Lived Assets. Goodwill is the excess of cost of an acquired entity over the amounts assigned to assets acquired and liabilities assumed in a business combination.  Based on the adoption of Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” goodwill is not amortized.  Goodwill will be tested for impairment annually, and will be tested for impairment between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired.  Impairment testing for goodwill is done at a reporting unit level. Reporting units are one level below the business segment level. Under the criteria set forth by SFAS No. 142, the Company currently has one reporting unit.  An impairment loss generally would be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit.

Intangible assets include existing software technology, patents and patent applications, and non-competition and employment agreements acquired from the HInnovation acquisition.  Intangible assets with a definite life are amortized on a straight-line basis with estimated useful lives ranging from three to seven years.  Intangible assets with a definite life will be tested for impairment whenever events or circumstances indicate that a carrying amount of an asset may not be recoverable. An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated discounted cash flows used in determining the fair value of the asset. The amount of the impairment loss to be recorded is calculated by determining the excess of the asset’s carrying value over its fair value. Fair value is generally determined using a discounted cash flow analysis.

The Company periodically reviews the carrying amounts of property and equipment assets purchased in the normal course of business to determine whether current events or circumstances, as defined in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” warrant adjustments to such carrying amounts.  In reviewing the carrying values of property and equipment and intangible assets purchased in the normal course of business, the Company considers, among other things, the future undiscounted cash flows expected from the use of the asset. To the extent these future estimated undiscounted cash flows significantly change, an impairment could be identified.

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

The Company recognizes revenue in accordance with AICPA Statement of Position (“SOP”) 97-2,  Software Revenue Recognition,  as amended by SOP 98-4 and SOP 98-9, as well as Technical Practice Aids issued from time to time by the American Institute of Certified Public Accountants and Staff Accounting Bulletin No. 104. The Company recognizes revenue when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement, the product has been shipped or the services have been provided to the customer, the sales price is fixed or determinable, and collectibility is probable.

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

Software and Hardware

Revenue from license fees and hardware is recognized when shipment of the product has occurred, no significant Company obligations with regard to implementation remain and the Company’s services are not considered essential to the functionality of other elements of the arrangement.  See also “– Multiple Element Arrangements” below for further information.

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

Multiple-Element Arrangements

The Company enters into arrangements with customers that include a combination of software products, system hardware, specified upgrades, maintenance and support, or installation and training services.  For such arrangements, the Company recognizes revenue using the residual value method.  The Company allocates the total arrangement fee among the various elements of the arrangement based on the relative fair value of each of the undelivered elements determined by vendor-specific objective evidence. The fair value of maintenance and support services is based upon the renewal rate for continued service arrangements.  The fair value of installation and training services is established based upon separate pricing for the services. In software arrangements for which the Company does not have vendor-specific objective evidence of fair value for all elements, revenue is deferred until the earlier of when vendor-specific objective evidence is determined for the undelivered elements (residual method) or when all elements have been delivered.

Excess and obsolete inventory

Under an existing purchase commitment described in “Liquidity and Capital Resources” below, it is possible the Company may build some inventory of software licenses for the lung nodule product beginning in the fourth quarter of 2004.  Therefore, a new critical accounting policy was added in 2004 given that the Company’s total purchase commitment is $5.6 million of product over a three-year period.

The Company values inventory at the lower of the actual cost or the current estimated net realizable value of the inventory. Management regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on current orders and its near-term revenue outlook. Management’s estimates of future revenue for the lung nodule product may prove to be inaccurate, in which case inventory may be overstated. In the future, if the carrying value of the inventory is not realizable, the Company would be required to recognize write-downs to net realizable value as additional cost of revenue for license fees at the time of such determination. Although management makes every effort to ensure the accuracy of its forecast of future requirements, any unanticipated changes in technological developments could have a significant impact on the value of its inventory and its reported operating results.

The following table sets forth information from the Company’s Statements of Operations, expressed as a percentage of total revenue.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
	(Unaudited)		(Unaudited)
Revenue:
License fees	64.8%	70.7%	68.0%	69.7%
Maintenance and services	27.2	18.4	26.1	21.3
Hardware	8.0	10.9	5.9	9.0
Total revenue	100.0	100.0	100.0	100.0

Cost of revenue:
License fees	12.3	6.9	12.6	6.3
Maintenance and services	13.9	13.0	14.0	13.3
Hardware	5.9	7.1	4.5	5.9
Total cost of revenue	32.1	27.0	31.1	25.5

Gross margin	67.9	73.0	68.9	74.5

Operating expenses:
Sales and marketing	35.0	32.6	34.9	31.9
Research and development	18.5	17.4	26.5	18.8
General and administrative	13.4	14.3	17.9	14.7
Total operating expenses	66.9	64.3	79.3	65.4

Operating income (loss)	1.0	8.7	(10.4)	9.1

Interest income	1.0	0.6	1.0	0.5
Income (loss) before income taxes	2.0	9.3	(9.4)	9.6

Provision (benefit) for income taxes,net	0.8	0.5	(1.2)	0.4

Net income (loss)	1.2%	8.8%	(8.2)%	9.2%

(The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.)

Revenue

Total revenue increased 6% to $7,987,000 for the three months ended June 30, 2004 compared with $7,530,000 for the three months ended June 30, 2003.  For the six months ended June 30, 2004, revenue increased 10% to $15,737,000 compared with $14,321,000 for the same period in 2003.  The revenue growth was driven by the increase in the Company’s maintenance and services revenue, which is discussed below.

For the three months ended June 30, 2004, license fee revenue was $5,172,000, compared with $5,325,000 for the same period in 2003, a decrease of 3%.  For the six months ended June 30, 2004, license fee revenue was $10,713,000 compared with $9,978,000 in 2003, an increase of 7%.

Total software license fee revenue reflects sales from the Company’s distribution agreement with Toshiba Medical Systems Corporation (“Toshiba”), including sales of optional software modules.  For the six months ended June 30, 2004, revenue from sales to Toshiba totaled $9,065,000, or 58% of 2004 total revenue, compared with $5,652,000, or 39% of total revenue for the six months ended June 30, 2003.  For the three months ended June 30, 2004, revenue from sales to Toshiba totaled $3,719,000, or 47% of revenue, compared with revenue of $2,624,000, or 35% of revenue for the three months ended June 30, 2003.  Toshiba’s increasing percentage of the Company’s total revenue reflects Toshiba’s increasing share of the CT market.  Due to the timing of Toshiba’s fiscal year, revenue from the Company’s sales to Toshiba is generally stronger in the Company’s first and third quarters and lower as a percentage of total revenue in the Company’s second and fourth quarters.

Sales of options sold with Vitrea 2, including sales of third party products, increased 29% from $2,543,000 for the quarter ended June 30, 2003 to $3,277,000 for the quarter ended June 30, 2004.  For the six months ended June 30, 2003, sales of options sold with Vitrea 2 rose 38% from $4,900,000 to $6,741,000 for the same period in 2004.  Leading options sold with Vitrea 2 for the first six months of 2004 include the CT cardiac and CT colon options.  The Company’s recently released CT vessel probe option was the second leading revenue generator among the optional software modules for the second quarter of 2004.

Maintenance and services revenue increased 58% to $2,180,000 for the three months ended June 30, 2004 compared with $1,384,000 for the three months ended June 30, 2003.    Maintenance and services revenue increased 34% to $4,102,000 for the six months ended June 30, 2004, compared with $3,051,000 for the six months ended June 30, 2003.  Accounting for the overall increase of $1,051,000 for the six month period ended June 30, 2004 compared with the period ended June 30, 2003 was an increase of $1,113,000 in maintenance revenue and an increase of $451,000 in training revenue.  These increases were partially offset by a decrease in installation revenue of $132,000 and a decrease in engineering services revenue of $380,000.  For the three months ended June 30, 2004 compared with the same period in 2003, there was an increase of $697,000 in maintenance revenue and an increase of $211,000 in training revenue, with decreases of $62,000 in installation services and $50,000 in engineering services.  The increases in maintenance revenue were due to the Company adding new customers to the installed base and adding customers whose maintenance had previously lapsed.  The installed base of Vitrea customers increased from approximately 1,100 at June 30, 2003 to approximately 1,600 at June 30, 2004.  The increases in training revenue were due to an overall increase in the number of training sessions sold with the customers’ initial purchases of software as well as the initiation of regional training seminars in 2004.  Installation services revenue has declined in 2004 due to Toshiba assuming more responsibility for the installation the Vitrea 2 software sold by it.  Under this arrangement, the Company’s installation effort is limited to telephone assistance during the installation process.  The Company provides engineering services infrequently and did not provide any such services during the first half of 2004.  During the first six months of 2003, the Company rendered engineering services under product development agreements with Medtronic Surgical Navigation Technologies (“MSNT”), E-Z-EM, Inc. and Toshiba.  The Company generated $50,000 and $380,000 of revenue under these agreements for the three months and six months ended June 30, 2003.

Hardware revenue decreased 23% to $636,000 for the second quarter of 2004 from $821,000 in the second quarter of 2003.  For the six months ended June 30, 2004, hardware revenue decreased 29% to $922,000 from $1,292,000 for the six months ended June 30, 2003.  The decrease in hardware revenue is related to declining prices for hardware and an increase in the number of software-only sales to end users in 2004.

Gross Margin

The gross margin percentage decreased to 68% and 69% for the three-and six-month periods ended June 30, 2004, respectively, compared with 73% and 75%, respectively, for the same periods last year.  As expected, the gross margin rate for 2004 is lower than the gross margin rate for 2003 due to the amortization of intangible assets related to the HInnovation acquisition and the cost of third party products sold by the Company, principally the lung visualization module from R2 Technology, Inc. (“R2”).  During the three and six months ended June 30, 2004, the Company charged $285,000 and $427,000, respectively, to cost of revenue for the amortization of intangible assets purchased in the HInnovation acquisition.

The Vitrea 2 system, consisting of Vitrea 2 software and third-party hardware, is designed to offer end-users an integrated 2D/3D/4D medical imaging system.  The Company receives a nominal discount when purchasing the third-party hardware for the Vitrea 2 system, and the Company’s gross margin on the resale of this hardware approximates its discount.  During 2004, the Company began selling more third party software products, including lung visualization products from R2.  In addition, the Company will begin selling a fusion technology product from Mirada Solutions, Limited later in 2004.  The Company will receive a discount when purchasing these third-party software products, but such discounts will be considerably less than the gross margins the Company earns on its own internally-developed software products.  Accordingly, the Company anticipates that its gross margin on software license fee revenue, as well as the overall gross margin for total revenue, could decrease in future periods if the revenue generated by the sale of these third party products is significant.

Sales and Marketing

Sales and marketing expenses increased to $2,798,000 for the three months ended June 30, 2004 from $2,454,000 for the three months ended June 30, 2003, a 14% increase.  For the six months ended June 30, 2004, sales and marketing expenses increased 20%, growing from $4,574,000 for the six months ended June 30, 2003 to $5,499,000 for the same period in 2004.  The increases were due to increases in compensation costs as a result of adding sales personnel and an increase in advertising and promotion costs for Vitrea 2.  Salaries and wages increased $197,000 and $489,000 for the three- and six-month periods ended June 30, 2004, respectively, compared with the same periods in 2003.  The number of sales and marketing personnel increased from 36 at June 30, 2003 to 42 at June 30, 2004.  Due to this increase, travel and entertainment expenses increased $58,000 and $163,000 for the three-and six-month periods ended June 30, 2004, compared with the same periods in 2003.  During the three months ended June 30, 2004, the Company increased its spending on advertising and promotion for Vitrea 2 by $145,000, with most of the increase used for advertising and marketing materials.  In addition, there were also increased costs of $48,000 and $78,000 for the three- and six-month periods ended June 30, 2004 as compared with the three- and six-month period ended June 30, 2003 for translation services to create interfaces and other materials to promote and use Vitrea 2 in foreign markets.  These increases were offset by decreases in costs of $145,000 and $258,000 for the three- and six-month periods ended June 30, 2004 compared with the same periods in 2003 for outside consultants that assisted the Company with developing a new brand strategy that was launched in November 2003.  The Company expects sales and marketing costs to increase in future periods as a result of the cost of additional sales and marketing personnel and increased marketing activities for its products.

During the second quarter of 2004, the Company signed a new agreement with existing partner E-Z-EM, Inc.  Since 2001, E-Z-EM has distributed Vital Images' CT colon option under the name InnerviewGI™, and Vital Images has sold the same product as an option to Vitrea 2.  Under the new agreement, E-Z-EM will continue to market the InnerviewGI brand to its core customer base and to host educational seminars training physicians for virtual colonoscopies using InnerviewGI.  Now E-Z-EM will refer all sales leads to the Company, which will rebrand its CT colon option as InnerviewGI.  Under the terms of the agreement, E-Z-EM will receive a royalty from future sales of InnerviewGI and will continue to share development costs for the product.  The new agreement will have effect of increasing sales and marketing costs for the cost of the royalty and reducing cost of revenue, where past royalties had been charged under the prior agreement.

Research and Development

Research and development expenses increased 12% to $1,476,000 for the three months ended June 30, 2004, compared with $1,313,000 for the same period last year.  For the six-month period ended June 30, 2004, research and development expenses were $4,158,000 compared with $2,694,000 for the same period in 2003, an increase of $1,464,000, or 54%.  The increase in expenses for the three months ended June 30, 2004 over the three months ended June 30, 2003 was due to increased salaries and wages from the addition of personnel, the majority of which came from the HInnovation acquisition.  Of the $1,464,000 expense increase for the six months ended June 30, 2004 over the same period in 2003, $1,000,000 was due to the write-off of in-process research and development costs from the HInnovation acquisition, $184,000 was from additional salaries and wages due to the addition of more personnel, including those who joined the Company from the HInnovation acquisition, and $82,000 was from contractor workers hired to assist the Company in testing its software before commercial release.  Research and development expenses for the six months ended June 30, 2004 also include $192,000 related to severance for the Company’s former vice-president of engineering and two other employees.

Excluding the $1,000,000 write-off of in-process research and development costs, the Company anticipates that research and development costs will still increase in future periods as the Company develops software tools for applications with large potential markets, such as cardiovascular disease, disease screening applications such as colon cancer, and surgical and therapy planning.  In addition, research and development expenses will also increase in future periods due to the development and enhancement of the products and technology purchased in the HInnovation acquisition.

General and Administrative

General and administrative expenses were $1,074,000 for the three-month period ended June 30, 2004, the same amount as in the same period of 2003.  For the six-month period ended June 30, 2004, general and administrative expenses increased 34% to $2,811,000 from $2,100,000 for the same period in 2003.  Of the $711,000 increase for the six months ended June 30, 2004 compared to June 30, 2003, $490,000 consisted of an increase in the allowance for doubtful accounts related to the significant deterioration in the ability of one end-user to pay.  In addition, there was a $164,000 increase in professional fees due to higher professional services costs, including assistance with Securities and Exchange Commission (“SEC”) filings, assistance with compliance with the Sarbanes-Oxley Act of 2002 and legal fees related to assistance with SEC filings and patent work.  The Company believes that general and administrative expenses will increase in future periods due to increased infrastructure costs as the business grows.

Operating Income (Loss)

The increasing expenses attributable to the development of the Company’s infrastructure, the development and promotion of the Vitrea 2 product, the amortization of intangibles due to the HInovation acquisition and the write-off of in-process research and development from the HInnovation acquisition, net of increased revenue from Vitrea 2 and add-on software options and related service revenues, resulted in an operating loss of $1,629,000 for the six months ended June 30, 2004, compared with operating income of $1,304,000 for the six-month period ended June 30, 2003.  For the three months ended June 30, 2004, the Company limited the increase of its operating expenses while increasing its revenue from the sale of Vitrea 2, resulting in operating income of $79,000 for the period compared with operating income of $656,000 for three-month period ended June 30, 2003.

Interest Income

Interest income increased in 2004 to $76,000 from $46,000 for the three months ended June 30, 2004 and 2003, respectively, and to $142,000 from $76,000 for the six months ended June 30, 2004 and 2003, respectively, due to a higher average balance of cash, cash equivalents and marketable securities during the periods in 2004 compared with the same periods in 2003.  The higher average balance of cash was due to a private placement of the Company’s common stock, which closed in June 2003 and netted the Company approximately $19.0 million in net proceeds.

Income Taxes

During the third quarter of 2003, the Company concluded that it was more likely than not that substantially all of its net deferred tax assets would be realized, and the Company reversed substantially all of its valuation allowance for net deferred tax assets.  The reversal of the deferred tax assets valuation allowance was based upon the Company’s historical operating performance and management’s expectation that the Company would generate taxable income of at least $25 million in future periods to allow it to realize its deferred tax assets resulting from the tax benefits associated with its net operating loss (“NOL”) carryforwards and a significant portion of its research and development tax credit carryforwards, as well as certain other tax benefits related to book and tax income timing differences.  As a result of the acquisition of HInnovation, the Company reassessed its views on the realizability of the slightly expanded amount of deferred tax assets and reached a similar conclusion that these deferred tax assets remained realizable.

The effective tax rate for both the first three and six months of 2004 was 39%, compared with the total year 2003 effective tax rate of 5%.  The 2004 total year tax rate is estimated to be 39%.  The 39% rate will be applied to the Company’s income before taxes as adjusted for permanent items, such as the in-process research and development costs of $1.0 million from the HInnovation acquisition in the first quarter of 2004.

The income tax provisions for the first half of 2003 consisted solely of certain state minimum fees.  As a result of the Company’s history of generating net operating losses, the Company had established a valuation allowance to completely reserve for the deferred tax assets of the Company.

Liquidity and Capital Resources

As of June 30, 2004, the Company had $18.7 million in cash and cash equivalents, $11.3 million in marketable securities, working capital of $25.6 million and no borrowings.

Cash provided by operations was $2.2 million for the first six months of 2004 compared with cash provided by operations of $2.4 million for the first six months of 2003.  For 2004, $5.0 million of cash was generated from increases in deferred revenue and accrued expenses and non-cash expenses for depreciation, the provision for uncollectible accounts receivable, write-off of in-process research and development costs, amortization of intangible assets and a tax benefit from stock option transactions.  These increases were partially offset by a net loss of $1.3 million, an $890,000 increase in accounts receivable, a $464,000 increase in deferred tax benefits, and a $172,000 decrease in accounts payable that totaled $2.8 million.  For the six-month period ended June 30, 2003, cash provided by operations was $2.4 million as a result of $3.5 million generated from increases in net income, accounts payable, deferred revenue and non-cash expenses.  These increases were partially offset by increases in accounts receivable and prepaid expenses and other current assets totaling $1.1 million.

Of the $1.7 million and $1.1 million increases in deferred revenue for the six months ended June 30, 2004 and 2003, respectively, $721,000 and $902,000, respectively, were due to volume increases in Vitrea 2 license fees and renewals of annual maintenance.  The $890,000 and $760,000 increases in accounts receivable for the six months ended June 30, 2004 and 2003, respectively, were due to revenue increases.  The days’ sales outstanding on an annualized basis improved from 76 days at June 30, 2003 to 69 days at June 30, 2004.  The decrease in accounts payable for the six months ended June 30, 2004 and the increase for the same period in 2003 were due to the timing of payments and the volume of expenses.  The increase in prepaid expenses and other current assets for the six months ended June 30, 2004 was due to unamortized insurance premium payments resulting from renewal of the Company’s casualty insurance package as of January 1, 2004, and prepaid royalties for third-party technology incorporated into Vitrea 2.

The Company used cash of $14.4 million and $3.3 million for investing activities during the first six months of 2004 and 2003, respectively.  The Company used $658,000 and $1,043,000 for net investing activities in the six months ended June 30, 2004 and 2003, respectively, for property and equipment purchases.  The purchases for both periods were primarily to upgrade computer equipment and to purchase computer equipment for new personnel.  In addition, the Company purchased furniture and fixtures and leasehold improvements related to expansion of the Company’s offices in the first six months of 2003.  Management anticipates that the Company will continue to purchase property and equipment as necessary in the normal course of business.  The amount and timing of these purchases and the related cash outflows in future periods is difficult to predict and depends on a number of factors, including the hiring of employees and the rate of change of computer hardware.  The Company used $13.6 million and $4.9 million to purchase investments in marketable securities during the periods ended June 30, 2004 and 2003, respectively.  The Company realized $6.3 million of proceeds from maturities of marketable securities during the six months ended June 30, 2004, compared to $2.6 million for the same period in 2003.  The marketable securities are invested in U.S. government obligations, U.S. government agency obligations, corporate commercial obligations and certificates of deposits.  During the first quarter of 2004, the Company completed the acquisition of HInnovation in accordance with the terms and conditions of an Acquisition Agreement and Plan of Reorganization dated as of January 8, 2004, using $6.5 million of cash.  See Note 6 to the Consolidated Financial Statements for additional information on the acquisition.

Cash provided by financing activities totaled $859,000 and $20.3 million for the six months ended June 30, 2004 and 2003, respectively.  The cash provided by financing for the first six months of 2004 resulted from the sale of common stock under the Company’s stock plans.  For the first six months of 2003, of the $20.3 million of cash provided by financing activities, $19.0 million consisted of net proceeds, after deducting placement fees and other offering costs of $1.3 million, from the Company’s private placement of 1.5 million shares of common stock at $13.50 per share.  Also during the first six months of 2003, $1.3 million was provided by the sale of common stock under the Company’s stock plans and the exercise of warrants.

The Company has never paid or declared any cash dividends and does not intend to pay dividends in the near future.

The following summarizes the Company’s contractual obligations due each period, including purchase commitments as of June 30, 2004, and the effect such obligations are expected to have on our liquidity and cash flow:

		Payments Due By Year
	Remainder of 2004	2005	2006	2007	2008	2009 through 2012
Non-contingent Obligations:
Operating leases (1)	$217,000	$446,000	$452,000	$461,000	$711,000	$2,289,000

Hardware inventory (2)	$730,000	$—	$—	$—	$—	$—

Contingent Obligations:
Purchase commitment (3)	$420,000	$1,715,000	$1,890,000	$1,575,000	$—	$—

HInnovation acquisition (4)	$—	$6,000,000	$—	$—	$—	$—

Total	$1,367,000	$8,161,000	$2,342,000	$2,036,000	$711,000	$2,289,000

(1)                                  The Company currently leases its office facilities in Plymouth, Minnesota under a lease that expires in July 2005, with the exception of a small portion of the space that is under lease until May 2006.  In March 2004, the Company signed a non-cancelable operating lease for new office space in Minnetonka, Minnesota.  The new lease term starts in February 2005 and expires in January 2012.  Under the terms of the new lease, the lessor for the Minnetonka office will begin making the minimum lease payments for the Plymouth office location in February 2005.  As part of the new lease, the Company is also required to pay a portion of the lessor’s operating costs for the new facilities.  The minimum lease payments listed include both the Plymouth and Minnetonka office locations.

(2)                                  The Company issued a blanket purchase order to a supplier for computer systems inventory to ship to customers along with Vitrea 2 software.  As of June 30, 2004, the Company had taken delivery on a portion of the purchase commitment.  Under the terms of the purchase order, the Company must take delivery on the remaining balance by September 30, 2004.

(3)                                  Assumes the R2’s lung nodule CAD software product will be available for sale in the U.S. beginning in the fourth quarter of 2004. The Company expects to complete its development work to meet the clinical requirements for selling the lung nodule CAD software with Vitrea 2 during the third quarter of 2004. During the second quarter of 2004, the Company and R2 amended their agreement such that the first purchase under the agreement is expected to be required in the fourth quarter of 2004.  The total purchase commitment will be a maximum of $5.6 million worth of product over a three-year commitment period.  The purchase commitment price the Company has to pay will be reduced if the selling price of the lung CAD product when sold directly to end-users by R2 falls below a specified price.  The purchase commitment units the Company is required to purchase will be reduced if R2 and its other distributors of the lung CAD product are unable to sell as many units as the Company is required to purchase.

(4)                                  The merger consideration for HInnovation includes contingent milestone payments of up to a maximum of $6.0 million, comprised of $3.0 million in cash and $3.0 million in common stock.  The Company expects the contingent milestone cash payments to be made as certain milestones are achieved over a 12- to 24-month period following the date of the acquisition.

If the Company’s operations progress as anticipated, of which there can be no assurance, management believes that its cash and cash equivalents on hand and generated from operations should be sufficient to satisfy its cash requirements, including commitments, for at least the next 12 months.  The timing of the Company’s future capital requirements, however, will depend on a number of factors, including the ability and willingness of physicians to use three-dimensional visualization and analysis software in clinical diagnosis, surgical planning, patient screening and other diagnosis and treatment protocols; the ability of the Company to successfully market its products; the ability of the Company to differentiate its volume rendering software from competing products employing surface rendering or other technologies; the ability of the Company to build and maintain an effective sales and distribution channel; the impact of competition in the medical visualization business; the ability of the Company to obtain any necessary regulatory approvals; and the ability of the Company to enhance existing products and develop new products on a timely basis.  To the extent that the Company’s operations do not progress as anticipated, additional capital may be required.  There can be no assurance that any required additional capital will be available on acceptable terms or at all, and the failure to obtain any such capital would have a material adverse effect on the Company’s business.

Foreign Currency Transactions

Substantially all of the Company’s foreign transactions are negotiated, invoiced and paid in U.S. dollars.

Certain Important Factors

This Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and information that are based on management’s beliefs, as well as on assumptions made by, and upon information currently available to, management.  When used in this Form 10-Q, the words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” and “estimate” or similar expressions are intended to identify such forward-looking statements. However, this Form 10-Q also contains other forward-looking statements.  Forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions including, but not limited to, the following factors, which could cause the Company’s future results and shareholder values to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company: the dependence on growth of the industry in which the Company operates; the extent to which the Company’s products continue to gain market acceptance; the need for and availability of additional capital; regulatory approvals; the potential for litigation regarding patent and other intellectual property rights; the introduction of competitive products by others; dependence on major customers; fluctuations in quarterly results; the progress of product development; the availability of third-party reimbursement; and the receipt and timing of regulatory approvals and other factors detailed from time to time in the Company’s filings with the Securities and Exchange Commission, including those set forth under the heading “Important Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

ITEM 4.          CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was performed by the Company’s management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, the Company’s management, including its principal executive officer and principal financial officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2004.

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

PART II.  OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

None.

ITEM 2.          CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASE OF EQUITY SECURITIES

As reported elsewhere in this Quarterly Report on Form 10-Q, on February 18, 2004, the Company completed the acquisition of HInnovation in accordance with the terms and conditions of an Acquisition Agreement and Plan of Reorganization dated as of January 8, 2004.  In that transaction, the Company issued 376,262 shares of its common stock and paid $6.0 million in cash to the shareholders of HIinnovation in exchange for all of the outstanding common stock of HInnovation.  The estimated total purchase price was $12.6 million, consisting of the $6.1 million value of the Company’s common stock, $6.0 million in cash paid to the HInnovation shareholders, and direct acquisition costs of approximately $0.5 million.  In the acquisition of HInnovation, the Company’s shares were issued to the shareholders of HInnovation, consisting of the following:  William Bradley, Jr., TongZhe Cui, MingLei Duan, W. Dennis Foley, Mark Golub, Hui Hu, JMS Co., Ltd., JMS North America, Zhang Jun, William Kelly, Larry Schroeder, Yi Sun, and Yasushi Takigawa.  The Company’s issuance of the shares was exempt from registration under Section 4(2) of the Securities Act of 1933.  The exemption was based upon written representations to the Company by all of the HInnovation shareholders that, among other things, they were acquiring the Company’s shares for investment and not for distribution.  On June 22, 2004, a Registration Statement on Form S-3 covering the resale of the shares was declared effective by the Securities and Exchange Commission.  The Company will receive no proceeds upon the resale of these shares covered by the Registration Statement.

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)                                    The Company held an Annual Meeting of Shareholders on May 12, 2004.

(b)                                 At the Annual Meeting of Shareholders, Douglas M. Pihl, Jay D. Miller, Vincent J. Argiro, Ph.D., James B. Hickey, Jr., Richard W. Perkins, Michael W. Vannier, M.D. and Sven A. Wehrwein, constituting all of the members of the Company’s Board, were elected to the Board.

(c)                                  At the Annual Meeting of Shareholders held on May 12, 2004, the following proposal was adopted by the margins indicated:

1.               Elect a Board of Directors to hold office until the next Annual Meeting of Shareholders and until their successors are elected and qualified.

	Number of Shares
	Voted For	Voted Against

Douglas M. Pihl	10,016,378	449,076
Jay D. Miller	9,981,830	483,624
Vincent J. Argiro, Ph.D.	10,373,173	92,281
James B. Hickey, Jr.	9,660,678	804,776
Richard W. Perkins	10,183,256	282,198
Michael W. Vannier, M.D.	10,373,173	92,281
Sven A. Wehrwein	10,355,431	110,023

(d)           None.

ITEM 5.          OTHER INFORMATION

None.

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

(a)                                  Exhibits.

The following exhibits are filed with or incorporated by reference into this Quarterly Report on Form 10-Q:

10.1

Amended and Restated Development, Supply, Marketing and Distribution Agreement dated as of June 1, 2003 by and between Vital Images, Inc. and E-Z-EM, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 3, 2004 (File No. 0-22229)).

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

(b)                                 Reports on Form 8-K.

During the quarter ended June 30, 2004, and during the period from June 30, 2004 until the date of this Quarterly Report, the Company furnished or filed the following Current Reports on Form 8-K (as indicated):

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

On June 9, 2004, the Company filed with the SEC an Amendment No. 2 to Current Report on Form 8-K/A that amended the Current Report on Form 8-K filed on February 26, 2004 by Vital Images, Inc. to correct typographical errors in the Unaudited Pro Forma Combined Consolidated Financial Statements and to correct the accounting treatment of HInnovation’s stock-based compensation, as well as to correct minor typographical errors and to make certain other elective improvements in the audited financial statements of HInnovation.

On June 9, 2004, the Company furnished the SEC with a Current Report on Form 8-K announcing that Jay D. Miller, president and CEO, and Gregory S. Furness, vice president, finance and CFO, would be presenting at the Pacific Growth Equities Life Sciences Growth Conference on June 9, 2004.

On August 3, 2004 the Company filed with the SEC a Current Report on Form 8-K announcing that the Company has entered into an Amended and Restated Development, Supply, Marketing and Distribution agreement with E-Z-EM, Inc. dated as of June 1, 2003, which amends and restates in its entirety the agreement between the two entities dated October 24, 2001.

On August 4, 2004, the Company furnished the SEC with a Current Report on Form 8-K announcing the financial results for the three months and six months ended June 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VITAL IMAGES, INC.

August 9, 2004	/s/ Gregory S. Furness
Gregory S. Furness
Chief Financial Officer and Vice President-Finance (Chief Financial Officer and Chief Accounting Officer)