Form 10-K/A
period 2003-12-31
VITAL IMAGES INC
filed 2004-11-22
CIK 912888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K/A

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the act).  Yes ☒ No ☐

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant’s definitive Proxy Statement in connection with the Annual Meeting of Shareholders held May 12, 2004 (“2004 Proxy Statement”) are incorporated by reference into Part III.

EXPLANATORY NOTE

Vital Images, Inc. (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2003, which was originally filed on March 15, 2004 (the “Form 10-K”), to restate the 2003 financial statements and related footnote disclosures to (1) correct the accounting for unrecognized deferred maintenance and service revenue in 2003 from certain maintenance and service arrangements and (2) change the classification of certain non-trade accounts receivable from accounts receivable to prepaid expenses and other current assets.  The adjustment for the deferred maintenance and service revenue (a) increased maintenance and service revenue, total revenue and operating income by $524,471, (b) reduced the net tax benefit for the tax effect of the additional revenue by $194,000 and (c) increased net income by $330,471 and net income per diluted share by $0.02.  The change in classification for the non-trade accounts receivable of $104,486 had no effect on the Company’s previously reported revenue, operating income, net income, and net income per share.  The Company also restated the disclosures to the financial statements to correct the computation of pro forma stock-based employee compensation expense by $92,167 for the year ended December 31, 2003.  The impact of the previously unrecognized deferred maintenance and service revenue adjustment and the pro forma stock-based compensation expense adjustment increased pro forma net income per diluted share by $0.06.  In addition, the Company has revised Item 9A to include information about the impact of the restatements on its internal controls.  This Amendment No. 1 amends only the following portions of the Form 10-K; the remainder of the Form 10-K is unchanged and is not reproduced in this Amendment No. 1.  This Amendment No. 1 does not reflect events occurring after the original filing date of the Form 10-K.

This Amendment No. 1 contains changes to the following disclosures:

•                  Part I – Item 1.  Business

•                  “— Maintenance and Support”

•                  “— Important Factors”

•                  Part II – Item 6.  Selected Financial Data

•                  Part II – Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

•                  Part II – Item 8.  Financial Statements and Supplementary Data

•                  Part II – Item 9A.  Controls and Procedures

•                  Part IV – Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

VITAL IMAGES, INC.

FORM 10-K/A

TABLE OF CONTENTS

PART I

Item 1.	Business

PART II

Item 6.	Selected Financial Data (Restated)
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Restated)
Item 8.	Financial Statements and Supplementary Data (Restated)
Item 9A.	Controls and Procedures

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Signatures

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

License fees accounted for 67%, 67% and 66% of total revenue in each of the fiscal years ended December 31, 2003, 2002 and 2001, respectively.  Maintenance and services comprised 25%, 19% and 16% of total revenue for the years ended December 31, 2003, 2002 and 2001, respectively, while hardware sales accounted for 8%, 14% and 18% of total revenue for the years ended December 31, 2003, 2002 and 2001, respectively.

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

Historical Operating Losses

For the years ended December 31, 2003 and 2002, the Company had operating income of $1.9 million and $677,000.  However, the Company had an operating loss of $1.1 million for the year ended December 31, 2001 and, with the exceptions of the fiscal years ended December 31, 2003 and 2002 and October 31, 1995, has incurred operating losses each year since 1990.  As of December 31, 2003, the Company’s accumulated deficit was $11.6 million.  The Company’s ability to maintain annual profitability will depend on, among other things, its ability to successfully market its products, make new product offerings, respond to competitive developments and attract and retain qualified sales, technical and management employees.  The Company may not be able to continue to achieve profitable operations on an annual basis.  See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

PART II

Item 6.     SELECTED FINANCIAL DATA

The following selected financial data for each of the fiscal years in the five-year period ended December 31, 2003 is derived from the audited financial statements of the Company and the notes thereto.  The information set forth below should be read in conjunction with the Company’s financial statements, including the notes thereto, and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this Annual Report on Form 10-K/A.

	2003		2002	2001	2000	1999
	(In thousands, except per share amounts)
	(Restated)(1)
Years ended December 31:
Revenue	$27,300		$21,116	$15,196	$10,628	$6,623
Gross margin	20,229		14,808	10,723	7,168	4,303

Operating expenses:
Selling, general and administrative	13,125		9,988	8,420	6,919	5,081
Research and development	5,169		4,143	3,358	3,036	2,525
Operating income (loss)	1,935		677	(1,055)	(2,787)	(3,303)

Net income (loss)	$8,462	(2)	$790	$(1,012)	$(2,637)	$(3,218)

Net income (loss) per share-basic	$0.83		$0.09	$(0.14)	$(0.39)	$(0.64)

Weighted average common shares outstanding – basic	10,189		8,861	7,075	6,760	5,046

Net income (loss) per share-diluted	$0.71		$0.08	$(0.14)	$(0.39)	$(0.64)

Weighted average common shares outstanding – diluted	11,848		9,822	7,075	6,760	5,046

At December 31:
Working capital	$31,915		$9,219	$6,094	$2,344	$5,409
Total assets	53,063		18,827	13,269	7,287	8,666
Long-term debt	—		—	—	—	—
Total shareholders’ equity	44,594		11,721	8,051	3,765	6,098

(1)   See Note 14 to the financial statements for information about the restatements of 2003 amounts.

(2)          Includes a net tax benefit of $6,313 resulting from the reversal of the Company’s valuation allowance for its net deferred tax assets, net of other current year state and federal income taxes.

Item 7.                                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (RESTATED)

Executive Summary

2003 was a year of financial growth for Vital Images.  The Company reported revenue of $27.3 million, a 29% increase over the prior year revenue of $21.1 million.  Core revenue components, that is, software license fees and maintenance and services, rose 38% in 2003 to $25.2 million from $18.2 million in 2002.  In 2003, most of the Company’s revenue was generated from the U.S. CT market.  Going forward, the Company anticipates a growing contribution from other sources, including an expanding picture archive and communication systems (“PACS”) market, sales of Web-based products and the Company’s installed base.

Vital Images recorded net income of $8.5 million, or $0.71 per diluted share, in 2003 versus $790,000 of net income, or $0.08 per diluted share, in 2002.  Full-year earnings for 2003 include a net tax benefit of $6.3 million, or $0.53 per diluted share.

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

The Company has restated its financial statements and related footnote disclosures for the year ended December 31, 2003 to (1) correct the accounting for unrecognized deferred maintenance and service revenue from certain maintenance and service arrangements and (2) change the classification of certain non-trade accounts receivable from accounts receivable to prepaid expenses and other current assets.  The Company has made the appropriate modifications to the balance sheet, statement of operations, statement of shareholders’ equity and statement of cash flows to give effect to the adjustment and change in classification.  The adjustment for the previously unrecognized deferred maintenance and service revenue (a) increased maintenance and service revenue, total revenue and operating income by like amounts, (b) reduced the net tax benefit for the tax effect of the additional revenue and (c) increased net income and net income per share by the net effect of (a) and (b).  The change in classification for the non-trade accounts receivable had no effect on the Company’s previously reported revenue, operating income, net income or net income per share, nor did the change in classification affect the Company’s statement of shareholders’ equity.  The Company also restated the disclosures to the financial statements to correct the computation of pro forma stock-based employee compensation expense for the year ended December 31, 2003.  The effects of the restatements have been reflected in the discussion of Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Amendment No. 1.  This Amendment No. 1 to the Form 10-K does not reflect events occurring after the original filing of the Form 10-K.

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

Deferred tax asset.  The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized.  During 2003, the Company concluded that it is more likely than not that substantially all of its net deferred tax assets would be realized and the Company reversed substantially all of its valuation allowance for net deferred tax assets, which resulted in the recording of a net tax benefit in 2003.  The reversal of the deferred tax assets valuation allowance is based upon the Company’s historical operating performance and management’s expectation that the Company will generate taxable income of at least $25 million in future periods to allow it to realize its deferred tax assets resulting from the tax benefits associated with its net operating loss carryforwards and a significant portion of its research and development tax credit carryforwards, as well as certain other tax benefits related to book and tax income timing differences.  The Company recorded a net increase in deferred tax assets of $9.6 million, $6.4 million of which was recorded as a tax benefit in the statement of operations and represents the tax benefit of its net operating loss and tax credit carryforwards, as well as certain other tax benefits related to book and tax income timing differences.  The remaining $3.2 million increase in deferred tax assets was recorded as additional paid-in capital and represents the amount of deferred tax assets generated from the exercise of stock options.  Should the Company determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to record a valuation allowance to reduce the deferred tax assets would be charged to income in the period such a determination was made.

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

The following table sets forth information from the Company’s Statements of Operations, expressed as a percentage of total revenue.

	For the Years Ended December 31,
	2003	2002	2001
	(Restated)
Revenue:
License fees	67.4%	67.3%	66.4%
Maintenance and services	25.1	19.0	16.1
Hardware	7.5	13.7	17.5
Total revenue	100.0	100.0	100.0

Cost of revenue:
License fees	6.7	5.9	4.6
Maintenance and services	13.8	13.6	10.9
Hardware	5.4	10.4	13.9
Total cost of revenue	25.9	29.9	29.4

Gross margin	74.1	70.1	70.6

Operating expenses:
Sales and marketing	34.1	32.2	37.9
Research and development	18.9	19.6	22.1
General and administrative	14.0	15.1	17.5
Total operating expenses	67.0	66.9	77.5

Operating income (loss)	7.1	3.2	(6.9)

Interest income, net	0.8	0.6	0.3
Income (loss) before income taxes	7.9	3.8	(6.6)

Provision (benefit) for income taxes, net	(23.1)	0.1	(0.1)

Net income (loss)	31.0%	3.7%	(6.7)%

Revenue

Total revenue increased 29% to $27,300,000 in 2003 from total revenue of $21,116,000 in 2002.  Total revenue increased 39% to $21,116,000 in 2002 from total revenue of $15,196,000 in 2001.  The revenue growth was driven by the increase in the Company’s core revenue components of software license fees and maintenance and service revenue.  License fee revenue increased 29% to $18,389,000 in 2003 and increased 41% to $14,212,000 in 2002 from $10,083,000 in 2001.  The increase in software license fee revenue was driven by an increase in the number of Vitrea 2 licenses sold, principally to Toshiba Medical Systems Corporation (“Toshiba”), and an increase in the number of Vitrea add-on options sold.  The installed base of Vitrea customers increased from approximately 550 at December 31, 2001 to approximately 850 at December 31, 2002 to approximately 1,300 at December 31, 2003.  The number of Vitrea add-on modules sold by the Company increased from approximately 70 in 2001, to 660 in 2002 and 1,200 in 2003.

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

Maintenance and services revenue increased 70% to $6,844,000 for 2003 compared to $4,019,000 for 2002 and increased 64% to $4,019,000 in 2002 from $2,450,000 in 2001.  Of the $2,825,000 increase for 2003 compared to 2002, $2,079,000 consisted of an increase in maintenance revenue and $793,000 was an increase in training revenue.  Of the $1,569,000 increase for 2002 compared to 2001, $716,000 consisted of an increase in maintenance revenue and $596,000 was an increase in training revenue.  The increases in maintenance revenue in both 2003 and 2002 were due to the Company adding new customers to the installed base and renewing back maintenance from customers whose maintenance arrangements had lapsed.  The increases in training revenue in both 2003 and 2002 were due to an overall increase in the number of training sessions sold with the customers’ initial purchases of software.

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

Gross Margin

The Company’s gross margin percentage was 74% in 2003, up from 70% in 2002. The gross margin percentage was 71% in 2001.  Revenue in 2003 included more higher margin software license fee revenue and less lower margin hardware revenue than in 2002.  In addition, there was a 70% increase in maintenance and services revenue with only a 32% increase in cost of revenue for maintenance and services.  The number of customer support employees increased from 17 at December 31, 2002 to 22 at December 31, 2003.  The decrease in margin in 2002 compared to 2001 was due to increasing costs for customer support resulting from the Company’s growth, which was partially offset by the favorable impact of sales mix.  Revenue in 2002 included more of higher margin software license fee revenue than in 2001.  The number of customer support employees increased from 11 at December 31, 2001 to 17 at December 31, 2002.

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

Operating Income (Loss)

The increasing revenue from Vitrea 2 and add-on software options and related service revenues, net of the increased expenses attributable to the development of the Company’s infrastructure and the development and promotion of the Vitrea 2 product, resulted in operating income of $1,935,000 for 2003 compared with $677,000 for 2002 and an operating loss of $1,055,000 for 2001.

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

Income Taxes

During 2003, the Company concluded that it is more likely than not that substantially all of its net deferred tax assets would be realized, and the Company reversed substantially all of its valuation allowance for net deferred tax assets, which resulted in the recording of a net tax benefit in 2003.  The reversal of the deferred tax assets valuation allowance is based upon the Company’s historical operating performance and management’s expectation that the Company will generate taxable income of at least $25 million in future periods to allow it to realize its deferred tax assets resulting from the tax benefits associated with its net operating loss (“NOL”) carryforwards and a significant portion of its research and development tax credit carryforwards, as well as certain other tax benefits related to book and tax income timing differences. The reversal of the valuation allowance resulted in a tax benefit of $7,171,000.  This reversal net of other current year state and federal income taxes resulted in a net tax benefit of $6,313,000 in 2003.  The Company has a valuation allowance of $147,000 as of December 31, 2003.

As of December 31, 2003, the Company had available NOL carryforwards of approximately $22.6 million and research and development tax credit carryforwards of approximately $1.1 million expiring in varying amounts from 2004 through 2023.

The income tax provision for 2002 and 2001 consists solely of certain state minimum fees.  As a result of the Company’s history of generating net operating losses, the Company had established a valuation allowance to completely reserve for the deferred tax asset of the Company at December 31, 2002.

Liquidity and Capital Resources

As of December 31, 2003, the Company had $30.1 million in cash and cash equivalents, $4.1 million in marketable securities, working capital of $31.9 million and no borrowings.

Cash provided by operations was $4.4 million for 2003 compared with cash provided by operations of $2.4 million for 2002 and $771,000 for 2001.  During 2003, $14.1 million of cash was generated from increases in net income, deferred revenue, accounts payable and non-cash expenses for depreciation and the tax benefit from stock option transactions.  These increases were partially offset by a $9.6 million increase in the deferred income tax benefit.  During 2002, $3.7 million of cash from operations was generated from increases in net income, deferred revenue, non-cash depreciation and accrued expenses and other current liabilities.  These increases were partially offset by a $1.4 million increase in accounts receivable.  During 2001, $2.6 million of cash was generated from operations as a result of increases in deferred revenue, non-cash depreciation expense and accrued expenses and other current liabilities.  These increases were offset by a combined $1.7 million increase in net loss and accounts receivable.

Of the $699,000, $1.6 million and $1.1 million increases in deferred revenue for the years ended 2003, 2002 and 2001, respectively, $364,000, $841,000 and $605,000, respectively, were due to volume increases in Vitrea 2 sales and renewals of annual maintenance.  For the years ended 2003, 2002 and 2001, $335,000, $717,000 and $569,000, respectively, of the increase in deferred revenue was due to volume increases in training and installation from increased sales of Vitrea 2.  The $500,000 increase in accounts payable for 2003 was due to the timing of payments and the increasing level of expenses.  The $1.4 million increase and $728,000 increase in accounts receivable for 2002 and 2001, respectively, were due to revenue increases.  The days sales outstanding improved from 92 days at December 31, 2001 to 86 days and 65 days at December 31, 2002 and 2003, respectively.  The $384,000 and $714,000 increases in accrued expenses and other liabilities in 2002 and 2001, respectively, were primarily due to increases in incentive bonuses and sales commissions directly related to increased revenue and profitability.

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

(1) Assumes the R2’s lung nodule CAD software product will be available for sale in Europe in the first quarter of 2004 and in the U.S. beginning in the fourth quarter of 2004. The Company completed its development work to integrate the lung nodule CAD software into Vitrea 2 in January 2004.   The first purchase under the agreement is required on or before April 1, 2004. The total purchase commitment will be a maximum of $5.6 million worth of product over a three-year commitment period. The purchase commitment price the Company has to pay will be reduced if the selling price of the lung CAD product when sold directly to end-users by R2 falls below a specified price. The purchase commitment units the Company is required to purchase will be reduced if R2 and its other distributors of the lung CAD product are unable to sell as many as the Company is required to purchase.

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

Forward-Looking Statements

This Annual Report on Form 10-K/A contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and information that is based on management’s beliefs as well as on assumptions made by, and upon information currently available to, management.  When used in this Annual Report on Form 10-K/A, the words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” and “estimate” or similar expressions are intended to identify such forward-looking statements.  However, this Annual Report on Form 10-K/A also contains other forward-looking statements.  Forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions including, but not limited to, the following factors, which could cause the Company’s future results and shareholder values to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company: the dependence on market growth of the industry in which the Company operates; the extent to which the Company’s products gain market acceptance; the potential for litigation regarding patent and other intellectual property rights; the introduction of competitive products by others; dependence on major customers; fluctuations in quarterly results; the progress of product development; the availability of third party reimbursement; and the receipt and timing of regulatory approvals and other factors detailed from time to time in the Company’s filings with the Securities and Exchange Commission, including those set forth under the heading “Important Factors” included in Item 1 of this Annual Report on Form 10-K/A.

Item 8.                                     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (RESTATED)

The Company’s financial statements, supplemental schedule and Report of Independent Registered Public Accounting Firm thereon, all of which are included in this Annual Report on Form 10-K/A, are listed in Item 15(a) (1) of this Form 10-K/A.

ITEM 9A.    CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was performed by the Company’s management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, the Company’s management, including its principal executive officer and principal financial officer, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2003.  However, as described below in “— Compliance with Section 404 of the Sarbanes-Oxley Act of 2002,” management later determined that the Company’s disclosure controls and procedures were not effective as of December 31, 2003 because the Company had a “material weakness” over the reporting of revenue from maintenance and services and a “material weakness” over the reporting of pro forma stock-based employee compensation expense in Note 2 to the financial statements.

There were no changes in the Company’s internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Compliance with the Sarbanes-Oxley Act of 2002

Vital Images is in the process of documenting and testing its internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Act”).  Beginning with the Company’s Annual Report on Form 10-K for the year ending December 31, 2004, Section 404 of the Act requires annual management assessments of the effectiveness of the Company’s internal controls over financial reporting and a report by its independent registered public accounting firm addressing these assessments.

As part of the preparation and testing of controls, the Company determined that it had a “material weakness” over the reporting of revenue from maintenance and services.  Due to the manual procedures for identifying maintenance and service activity, revenue was not recognized for some maintenance and services that had actually been provided.  In addition, there were not sufficient review procedures in place to identify older deferred revenue balances and errors in the detailed schedules for deferred revenue.  The Company has designed new procedures and controls that it will immediately implement to improve the process for recognizing revenue from services, and to review deferred revenue schedules on a timely basis.  By implementing its planned internal control improvements, the Company expects to remediate this material weakness by December 31, 2004.

During its procedures for preparing this Form 10-K/A, the Company determined that it had a “material weakness” over the accounting for pro forma stock-based employee compensation expense required to be disclosed under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.”  The amount previously disclosed by the Company in the notes to the financial statements was in error due to a misapplication of SFAS No. 123.  The Company recently hired additional finance and accounting personnel that are experienced in applying the provisions of SFAS No. 123 and implemented additional review procedures to properly account for pro forma stock-based employee compensation expense.  By implementing its planned internal control improvements, the Company expects to remediate this material weakness by December 31, 2004.

During the course of its other documentation and testing, the Company may identify deficiencies that it may not be able to remediate in time to meet the deadline imposed by the Act for compliance with the requirements of Section 404 or it may identify one or more material weaknesses such that it will be unable to assert its internal control is effective.  If the Company is unable to assert that its internal control over financial reporting is effective as of December 31, 2004, or if the Company is unable to complete its evaluation on a timely enough basis for its independent registered public accounting firm to complete their assessment of the Company’s internal controls over financial reporting by the due date for the Company’s 2004 Annual Report on Form 10-K, the Company could lose investor confidence in its internal controls over financial reporting, which in turn could have an adverse effect on its stock price.

PART IV

Item 15.                               EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

The following financial statements and supplemental schedule of Vital Images, Inc. and Report of Independent Registered Public Accounting Firm thereon are included herein:

(a) (1)       FINANCIAL STATEMENTS

(a) (2)       SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS

All other schedules to the financial statements required by Article 12 of Regulation S-X are not required under the related instructions or are inapplicable and therefore have been omitted.

(a) (3)       LISTING OF EXHIBITS

The Exhibits required to be a part of this Report are listed in the Index to Exhibits, which follows the Financial Statement Schedule on page 65.

(c) REPORTS ON FORM 8-K

During the quarter ended December 31, 2003, and during the period from December 31, 2003 until the original filing date of this Report, the Company filed or furnished the following Current Reports on Form 8-K:

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

(c)           EXHIBITS

Included in Item 15(a)(3) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in Minneapolis, Minnesota, on the 22nd day of November, 2004.

VITAL IMAGES, INC.

By:	/s/Gregory S. Furness
Gregory S. Furness
Chief Financial Officer and Vice President-Finance (Chief Financial Officer and Chief Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Vital Images, Inc.:

In our opinion, the financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Vital Images, Inc. (the Company) at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.  These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board  (United States), which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 14 to the financial statements, the Company has restated its financial statements as of and for the year ended December 31, 2003.

/s/ PricewaterhouseCoopers LLP

Minneapolis, Minnesota
February 6, 2004, except Note 16 as to which the date is February 18, 2004, and except Note 14 as to which the date is November 19, 2004

VITAL IMAGES, INC.
BALANCE SHEETS

	As of December 31,
	2003	2002
	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$30,111,613	$8,122,547
Marketable securities	4,078,587	2,508,113
Accounts receivable, net of allowance for doubtful accounts of $235,000 and $240,000 as of December 31, 2003 and 2002, respectively	4,877,876	4,971,079
Deferred income taxes	275,000	—
Prepaid expenses and other current assets	776,558	498,692
Total current assets	40,119,634	16,100,431
Property and equipment, net	3,043,239	2,156,835
Licensed technology, net	450,000	570,000
Deferred income taxes	9,306,000	—
Other assets	144,346	—

TOTAL ASSETS	$53,063,219	$18,827,266

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,485,451	$757,715
Accrued payroll	1,347,464	1,486,654
Deferred revenue	4,530,333	3,870,958
Accrued royalties	556,494	546,593
Other current liabilities	285,121	219,036
Total current liabilities	8,204,563	6,880,956
Deferred revenue	264,691	225,539
Total liabilities	8,469,554	7,106,495

Commitments (Notes 5, 13 and 15)

Shareholders’ equity:
Preferred stock: $0.01 par value; 5,000,000 shares authorized; none issued or outstanding as of December 31, 2002 and 2001	—	—
Common stock: $0.01 par value; 20,000,000 shares authorized; 11,140,380 and 8,987,009 shares issued and outstanding as of December 31, 2003 and 2002, respectively	111,404	89,870
Additional paid-in capital	56,108,590	31,719,371
Accumulated deficit	(11,626,329)	(20,088,470)
Total shareholders’ equity	44,593,665	11,720,771

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$53,063,219	$18,827,266

(The accompanying notes are an integral part of the financial statements.)

VITAL IMAGES, INC.
STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2003	2002	2001
	(Restated)
Revenue:
License fees	$18,388,794	$14,211,640	$10,082,897
Maintenance and services	6,844,470	4,019,639	2,450,037
Hardware	2,066,454	2,884,795	2,662,702
Total revenue	27,299,718	21,116,074	15,195,636

Cost of revenue:
License fees	1,818,353	1,250,426	703,593
Maintenance and services	3,773,794	2,862,459	1,656,207
Hardware	1,478,914	2,195,182	2,112,982
Total cost of revenue	7,071,061	6,308,067	4,472,782

Gross margin	20,228,657	14,808,007	10,722,854

Operating expenses:
Sales and marketing	9,317,766	6,795,377	5,761,416
Research and development	5,168,695	4,143,257	3,358,506
General and administrative	3,806,914	3,192,735	2,657,998
Total operating expenses	18,293,375	14,131,369	11,777,920

Operating income (loss)	1,935,282	676,638	(1,055,066)

Interest income, net	213,859	134,870	55,089
Income (loss) before income taxes	2,149,141	811,508	(999,977)

Provision (benefit) for income taxes, net	(6,313,000)	22,000	12,000

Net income (loss)	$8,462,141	$789,508	$(1,011,977)

Net income (loss) per share – basic	$0.83	$0.09	$(0.14)

Weighted average common shares outstanding – basic	10,189,114	8,861,132	7,074,906

Net income (loss) per share – diluted	$0.71	$0.08	$(0.14)

Weighted average common shares outstanding – diluted	11,848,268	9,821,798	7,074,906

(The accompanying notes are an integral part of the financial statements.)

VITAL IMAGES, INC.
STATEMENTS OF SHAREHOLDERS’ EQUITY

			Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity
	Common Stock
	Shares	Amount

Balances as of December 31, 2000	6,823,106	$68,231	$23,562,444	$(19,866,001)	$3,764,74

Stock-based compensation			10,447		10,447
Issuance of common stock upon exercise of stock options	49,520	495	153,073		153,568
Issuance of common stock under Employee Stock Purchase Plan	25,487	255	91,397		91,652
Issuance of common stock upon exercise of stock warrants	1,205,647	12,057	4,478,744		4,490,801
Issuance of common stock (Note 11)	82,332	823	550,801		551,624
Net and comprehensive loss				(1,011,977)	(1,011,977)
Balances as of December 31, 2001	8,186,092	81,861	28,846,906	(20,877,978)	8,050,789

Stock-based compensation			18,279		18,279
Issuance of common stock upon exercise of stock options	288,008	2,880	1,003,321		1,006,201
Issuance of common stock under Employee Stock Purchase Plan	24,539	245	130,363		130,608
Issuance of common stock upon exercise of stock warrants	488,370	4,884	1,720,502		1,725,386
Net and comprehensive income				789,508	789,508
Balances as of December 31, 2002	8,987,009	89,870	31,719,371	(20,088,470)	11,720,771

Stock-based compensation			137,485		137,485
Issuance of common stock upon exercise of stock options	559,006	5,590	1,690,005		1,695,595
Tax benefit related to exercise of stock options			3,189,000		3,189,000
Issuance of common stock under Employee Stock Purchase Plan	12,995	130	150,437		150,567
Issuance of common stock upon exercise of stock warrants	81,370	814	246,777		247,591
Issuance of common stock in connection with private placement, net of offering costs (Note 12)	1,500,000	15,000	18,975,515		18,990,515
Net and comprehensive income (Restated)				8,462,141	8,462,141
Balances as of December 31, 2003 (Restated)	11,140,380	$111,404	$56,108,590	$(11,626,329)	$44,593,665

(The accompanying notes are an integral part of the financial statements.)

VITAL IMAGES, INC.
STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2003	2002	2001
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$8,462,141	$789,508	$(1,011,977)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,220,468	894,814	746,727
Stock-based compensation	137,485	18,279	10,447
Provision for uncollectible accounts receivable	46,000	64,000	114,000
Tax benefit from stock option transactions	3,189,000	—	—
Deferred income taxes	(9,581,000)	—	—
Amortization of licensed technology	120,000	120,000	60,000
Changes in operating assets and liabilities:
Accounts receivable	47,203	(1,397,125)	(727,655)
Prepaid expenses and other current assets	(277,866)	59,141	(116,333)
Other assets	(144,346)	—	—
Accounts payable	499,981	(106,670)	(155,513)
Deferred revenue	698,527	1,611,323	1,137,477
Accrued expenses and other current liabilities	(63,204)	383,822	714,136
Net cash provided by operating activities	4,354,389	2,437,092	771,309

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,879,117)	(1,499,533)	(769,155)
Payment for licensed technology	—	—	(750,000)
Purchases of marketable securities	(6,775,592)	(8,047,536)	—
Sales of marketable securities	5,205,118	5,539,423	—
Net cash used in investing activities	(3,449,591)	(4,007,646)	(1,519,155)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, net of offering costs	18,990,515	—	551,624
Proceeds from sale of common stock under stock plans	1,846,162	1,136,809	245,220
Proceeds from sale of common stock under stock warrants	247,591	1,725,386	4,490,801
Net cash provided by financing activities	21,084,268	2,862,195	5,287,645

NET INCREASE IN CASH AND CASH EQUIVALENTS	21,989,066	1,291,641	4,539,799

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	8,122,547	6,830,906	2,291,107

CASH AND CASH EQUIVALENTS, END OF YEAR	$30,111,613	$8,122,547	$6,830,906

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the year for interest	$—	$—	$17,730

Cash paid during the year for income taxes	$68,157	$57,974	$9,042

Purchases of property and equipment with accounts payable	$227,755	$—	$—

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

The computations for basic and diluted net income (loss) per share for each year are as follows:

	For the Years Ended December 31,
	2003	2002	2001
	(Restated)
Numerator:
Net income (loss)	$8,462,141	$789,508	$(1,011,977)

Denominator:
Denominator for weighted average common shares outstanding – basic	10,189,114	8,861,132	7,074,906

Dilution associated with common stock warrants	59,389	59,984	—

Dilution associated with the company’s stock based compensation plans	1,599,765	900,682	—

Denominator:
Denominator for weighted average common shares outstanding – diluted	11,848,268	9,821,798	7,074,906

Net income (loss) per share – basic	$0.83	$0.09	$(0.14)

Net income (loss) per share – diluted	$0.71	$0.08	$(0.14)

Options to purchase 172,000 and 94,000 shares in 2003 and 2002, respectively, and options and warrants to purchase 2,892,000 shares in 2001 were not included in the computation of earnings per share assuming dilution because their effect on earnings per share would have been antidilutive.  All common share equivalents are antidilutive in periods where the Company generates a net loss.

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

	For the Years Ended December 31,
	2003	2002	2001
	(Restated)

Net income (loss), as reported	$8,462,141	$789,508	$(1,011,977)

Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(1,387,174)	(1,560,508)	(1,210,023)

Pro forma net income (loss)	$7,074,967	$(771,000)	$(2,222,000)

Net income (loss) per share - basic
As reported	$0.83	$0.09	$(0.14)
Pro forma	$0.69	$(0.09)	$(0.31)

Net income (loss) per share - diluted
As reported	$0.71	$0.08	$(0.14)
Pro forma	$0.62	$(0.09)	$(0.31)

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

(7) Income Taxes

The income tax provision (benefit) for the years ended December 31, 2003, 2002 and 2001 include the following components:

	For the Years Ended December 31,

2003

2002

2001

	(Restated)
Current income taxes:
Federal	$—	$—	$—
State	79,000	22,000	12,000

Deferred income taxes:
Federal	(7,657,000)	—	—
State	1,265,000	—	—
Provision (benefit) for income taxes	$(6,313,000)	$22,000	$12,000

The significant components of the Company’s tax-effected net deferred tax assets, based on an assumed effective tax rate of 37% in 2003 and 40% in 2002, are:

December 31,

2003

2002

(Restated)

Net operating loss carryforwards	$8,101,000	$6,830,000
Research and development tax credit carryforwards	1,063,000	995,000
Depreciation	287,000	322,000
Accrued expenses and allowances	276,000	246,000
Deferred compensation	—	230,000
Other, net	1,000	(25,000)
Net deferred tax assets before valuation allowance	9,728,000	8,598,000
Less valuation allowance	(147,000)	(8,598,000)
Net deferred tax assets	$9,581,000	$—

A reconciliation of the Company’s income tax provision (benefit) computed using the federal statutory rate to the tax provision reported in the Company’s statements of operations is as follows:

	For the Years Ended December 31,

2003

2002

2001

	(Restated)
Tax provision (benefit) computed at the federal statutory rate	$726,000	$276,000	$(340,000)
State taxes, net of federal benefit	116,000	24,000	(52,000)
Increase (decrease) in tax from:
Research and development tax credits	(85,000)	(186,000)	(147,000)
Business meals and entertainment	34,000	26,000	20,000
Change in valuation allowance (1)	(7,171,000)	(111,000)	545,000
Other, net	67,000	(7,000)	(14,000)
Provision (benefit) for income taxes	$(6,313,000)	$22,000	$12,000

(1)            Excludes $269,000 and $21,000 of valuation allowance established in 2002 and 2001, respectively, relating to certain stock option exercises that did not generate an income tax benefit for financial reporting purposes.

During 2003, the Company concluded that it is more likely than not that substantially all of its net deferred tax assets would be realized, and the Company reversed substantially all of its valuation allowance for net deferred tax assets, which resulted in the recording of a net tax benefit in 2003.  The reversal of the deferred tax assets valuation allowance is based upon the Company’s historical operating performance and management’s expectation that the Company will generate taxable income of at least $25 million in future periods to allow it to realize its deferred tax assets resulting from the tax benefits associated with its net operating loss (“NOL”) carryforwards and a significant portion of its research and development tax credit carryforwards, as well as certain other tax benefits related to book and tax income timing differences. The reversal of the valuation allowance resulted in a tax benefit of $7,171,000.  This reversal net of other current year state and federal income taxes resulted in a net tax benefit of $6,313,000 in 2003.

The Company’s net operating loss and research and development tax credit carryforwards of $22.4 million and $1.1 million, respectively, will expire in varying amounts between 2004 and 2023.

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

(8) Major Customers and Geographic Data (Restated)

Customers accounting for more than 10 percent of the Company’s total revenue are as follows:

	Significant Customer	Revenue	Percentage of Total Revenue
Year ended December 31, 2003	Toshiba Medical Systems Corporation	$11,554,000	42%

Year ended December 31, 2002	Toshiba Medical Systems Corporation	$7,246,000	34%

Year ended December 31, 2001	Toshiba Medical Systems Corporation	$4,163,000	27%

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

Export sales by geographic area are summarized as follows:

	For the Years Ended December 31,
	2003	2002	2001
	(Restated)

Europe	$2,421,000	$1,094,000	$706,000
Asia-Pacific	846,000	709,000	300,000
Canada	75,000	161,000	207,000
Other foreign countries	312,000	49,000	14,000
	$3,654,000	$2,013,000	$1,227,000

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

(14) Restatements and Change in Classification

The Company has restated its financial statements and related footnote disclosures for the year ended December 31, 2003 to (1) correct the accounting for unrecognized deferred maintenance and service revenue from certain maintenance and service arrangements and (2) change the classification of certain non-trade accounts receivable from accounts receivable to prepaid expenses and other current assets.  The Company has made the appropriate modifications to the balance sheet, statement of operations, statement of shareholders’ equity and statement of cash flows to give effect to the adjustment and change in classification.  The adjustment for the previously unrecognized deferred maintenance and service revenue (a) increased maintenance and service revenue, total revenue and operating income by like amounts, (b) reduced the net tax benefit for the tax effect of the additional revenue and (c) increased net income and net income per share by the net effect of (a) and (b).  As a result of the maintenance and service revenue restatement, the Company also restated the disclosures to the financial statements to increase revenue from Toshiba Medical Systems by $354,000 and increase revenue from export sales by $101,000 for the year ended December 31, 2003.  The change in classification for the non-trade accounts receivable had no effect on the Company’s previously reported revenue, operating income, net income or net income per share, nor did the change in classification affect the Company’s statement of shareholders’ equity. The Company also restated the disclosures to the financial statements to correct the computation of pro forma stock-based employee compensation expense for the year ended December 31, 2003. The following statements present the effect of the adjustments and change in classification for the year ended December 31, 2003:

Balance Sheet:

	As of December 31, 2003
	As Reported	Adjustments	As Restated

ASSETS
Current assets:
Cash and cash equivalents	$30,111,613	$—	$30,111,613
Marketable securities	4,078,587	—	4,078,587
Accounts receivable, net	4,982,362	(104,486)	4,877,876
Deferred income taxes	275,000	—	275,000
Prepaid expenses and other current assets	672,072	104,486	776,558
Total current assets	40,119,634	—	40,119,634
Property and equipment, net	3,043,239	—	3,043,239
Licensed technology, net	450,000	—	450,000
Deferred income taxes	9,500,000	(194,000)	9,306,000
Other assets	144,346	—	144,346
TOTAL ASSETS	$53,257,219	$(194,000)	$53,063,219

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,485,451	$—	$1,485,451
Accrued payroll	1,347,464	—	1,347,464
Deferred revenue	5,054,804	(524,471)	4,530,333
Accrued royalties	556,494	—	556,494
Other current liabilities	285,121	—	285,121
Total current liabilities	8,729,334	(524,471)	8,204,863
Deferred revenue	264,691	—	264,691
Total liabilities	8,994,025	(524,471)	8,469,554

Shareholders’ equity:
Preferred stock	—	—	—
Common stock	111,404	—	111,404
Additional paid-in capital	56,108,590	—	56,108,590
Accumulated deficit	(11,956,800)	330,471	(11,626,329)
Total shareholders’ equity	44,263,194	330,471	44,593,665
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$53,257,219	$(194,000)	$53,063,219

Statement of Operations:

	For the Year Ended December 31, 2003
	As Reported	Adjustments	As Restated

Revenue:
License fees	$18,388,794	$—	$18,388,794
Maintenance and services	6,319,999	524,471	6,844,470
Hardware	2,066,454	—	2,066,454
Total revenue	26,775,247	524,471	27,299,718

Cost of revenue:
License fees	1,818,353	—	1,818,353
Maintenance and services	3,773,794	—	3,773,794
Hardware	1,478,914	—	1,478,914
Total cost of revenue	7,071,061	—	7,071,061

Gross margin	19,704,186	524,471	20,228,657

Operating expenses:
Sales and marketing	9,317,766	—	9,317,766
Research and development	5,168,695	—	5,168,695
General and administrative	3,806,914	—	3,806,914
Total operating expenses	18,293,375	—	18,293,375

Operating income	1,410,811	524,471	1,935,282

Interest income	213,859	—	213,859
Income before income taxes	1,624,670	524,471	2,149,141
Income taxes	(6,507,000)	194,000	(6,313,000)
Net income	$8,131,670	$330,471	$8,462,141

Net income per share – basic	$0.80	$0.03	$0.83

Weighted average common shares outstanding – basic	10,189,114		10,189,114

Net income per share – diluted	$0.69	$0.02	$0.71

Weighted average common shares outstanding – diluted	11,848,268		11,848,268

Statement of Cash Flows:

	For the Year Ended December 31, 2003
	As Reported	Adjustments	As Restated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,131,670	$330,471	$8,462,141
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,220,468	—	1,220,468
Stock-based compensation	137,485	—	137,485
Provision for uncollectible accounts receivable	46,000	—	46,000
Tax benefit from stock option transactions	3,189,000	—	3,189,000
Deferred income taxes	(9,775,000)	194,000	(9,581,000)
Amortization of licensed technology	120,000	—	120,000
Changes in operating assets and liabilities:
Accounts receivable	(57,283)	104,486	47,203
Prepaid expenses and other current assets	(173,380)	(104,486)	(277,866)
Other assets	(144,346)	—	(144,346)
Accounts payable	499,981	—	499,981
Deferred revenue	1,222,998	(524,471)	698,527
Accrued expenses and other current liabilities	(63,204)	—	(63,204)
Net cash provided by operating activities	4,354,389	—	4,354,389

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,879,117)	—	(1,879,117)
Purchases of marketable securities	(6,775,592)	—	(6,775,592)
Sales of marketable securities	5,205,118	—	5,205,118
Net cash used in investing activities	(3,449,591)	—	(3,449,591)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, net of offering costs	18,990,515	—	18,990,515
Proceeds from sale of common stock under stock plans	1,846,162	—	1,846,162
Proceeds from sale of common stock under stock warrants	247,591	—	247,591
Net cash provided by financing activities	21,084,268	—	21,084,268

NET INCREASE IN CASH AND CASH EQUIVALENTS	21,989,066	—	21,989,066

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	8,122,547	—	8,122,547
CASH AND CASH EQUIVALENTS, END OF PERIOD	$30,111,613	$—	$30,111,613

Pro Forma Stock-Based Employee Compensation:

	As of December 31, 2003
	As Reported	Adjustments	As Restated

Net income, as reported	$8,131,670	$330,471	$8,462,141

Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(1,479,341)	92,167	(1,387,174)

Pro forma net income	$6,652,329	$422,638	$7,074,967

Net income per share - basic
As reported	$0.80	$0.03	$0.83
Pro forma	$0.65	$0.04	$0.69

Net income per share - diluted
As reported	$0.69	$0.02	$0.71
Pro forma	$0.56	$0.06	$0.62

(15) Quarterly Financial Data (Unaudited) (Restated)

The following summarized unaudited quarterly financial data has been prepared using the financial statements of Vital Images, Inc.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2003:
Total revenue – As previously reported	$6,791,000	$7,529,000	$7,243,000	$5,212,000
Total revenue – As restated	6,945,000	7,660,000	7,404,000	5,291,000
Gross margin – As previously reported	5,176,000	5,496,000	5,466,000	3,566,000
Gross margin – As restated	5,330,000	5,627,000	5,627,000	3,645,000
Net Income – As previously reported	654,000	666,000	6,805,000	7,000
Net income – As restated	801,000	790,000	6,814,000	57,000
Earnings per share – basic – As previously reported	0.07	0.07	0.62	0.00
Earnings per share – basic – As restated	0.09	0.08	0.62	0.01
Earnings per share – diluted – As previously reported	0.06	0.06	0.53	0.00
Earnings per share – diluted – As restated	0.08	0.07	0.53	0.00

2002:
Total revenue	$4,443,000	$4,874,000	$5,593,000	$6,206,000
Gross margin	3,094,000	3,331,000	4,034,000	4,349,000
Net income (loss)	(247,000)	201,000	419,000	417,000
Earnings (loss) per share – basic	(0.03)	0.02	0.05	0.05
Earnings (loss) per share – diluted	(0.03)	0.02	0.04	0.04

(16) Subsequent Event

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
FORM 10-K/A

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

10.43

Value Added Reseller Agreement between Vital Images, Inc. and McKesson Information Solutions LLC. (incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 0-22229)) (Confidential treatment has been requested for portions of this exhibit).

10.44

Marketing and Distribution Agreement between Vital Images, Inc. and Toshiba Corporation, Medical Systems Company (incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 0-22229)) (Confidential treatment has been requested for portions of this exhibit).

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