Form 10-Q/A
period 2004-03-31
VITAL IMAGES INC
filed 2004-11-22
CIK 912888

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

EXPLANATORY NOTE

Vital Images, Inc. (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2004, which was originally filed on May 10, 2004 (the “Form 10-Q”), to restate the consolidated financial statements and related footnote disclosures to (1) correct the accounting for unrecognized deferred maintenance and service revenue from certain maintenance and service arrangements, (2) change the classification of certain non-trade accounts receivable from accounts receivable to prepaid expenses and other current assets and (3) change the classification of amortization of discounts and accretion of premiums on marketable securities from purchases of marketable securities in investing cash flows to a separate caption within operating cash flows in the consolidated statements of cash flows.  The adjustment for the deferred maintenance and service revenue affected maintenance and service revenue, total revenue, operating income (loss), the provision (benefit) for income taxes and net income (loss) for both the three month periods ended March 31, 2004 and 2003.  There was no change to net loss per share for the quarter ended March 31, 2004, but an increase to net income per share for the quarter ended March 31, 2003.  The change in classification for the non-trade accounts receivable had no effect on the Company’s previously reported revenue, operating income (loss), net income (loss) or net income (loss) per share.  The change in classification to reflect the amortization of discounts and accretion of premiums on marketable securities had the effect of increasing cash provided by operating activities, purchases of marketable securities and cash used in investing activities by corresponding amounts, but had no effect on the net increase in cash and cash equivalents.  The Company also restated the disclosures to the consolidated financial statements to correct the computation of pro forma stock-based employee compensation expense for the three months ended March 31, 2004 and 2003.  In addition, the Company has revised Item 4 to include information about the impact of the restatements on its internal controls.  This Amendment No. 1 amends only the following portions of the Form 10-Q; the remainder of the Form 10-Q is unchanged and is not reproduced in this Amendment No. 1.  This Amendment No. 1 does not reflect events occurring after the original filing date of the Form 10-Q.

The Amendment No. 1 contains changes to the following disclosures:

•      Part I – Item 1.  Financial Statements (Unaudited)

•      Part I – Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

•      Part I – Item 4.  Controls and Procedures

•      Part II – Item 6. Exhibits and Reports on Form 8-K

VITAL IMAGES, INC.

Form 10-Q/A

March 31, 2004

Table of Contents

PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements (Restated)

Consolidated Balance Sheets as of March 31, 2004 (Unaudited) and December 31, 2003

Consolidated Statements of Operations for the Three Months Ended March 31, 2004 and 2003 (Unaudited)

Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2004 and 2003 (Unaudited)

Notes to Consolidated Financial Statements (Unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Restated)

Item 4.	Controls and Procedures

PART II.  OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

SIGNATURES

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VITAL IMAGES, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2004	December 31, 2003
	(Unaudited)
	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$19,121,946	$30,111,613
Marketable securities	9,434,940	4,078,587
Accounts receivable, net of allowance for doubtful accounts of $734,000 and $235,000 as of March 31, 2004 and December 31, 2003, respectively	5,569,153	4,877,876
Deferred income taxes	275,000	275,000
Prepaid expenses and other current assets	767,971	776,558
Total current assets	35,169,010	40,119,634

Property and equipment, net	2,866,709	3,043,239
Deferred income taxes	7,766,308	9,306,000
Licensed technology, net	420,000	450,000
Intangible assets, net	6,937,000	—
Goodwill	6,815,244	—
Other assets	—	144,346
TOTAL ASSETS	$59,974,271	$53,063,219

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,185,637	$1,485,451
Accrued payroll	1,371,187	1,347,464
Deferred revenue	5,710,237	4,530,333
Accrued royalties	1,009,674	556,494
Other current liabilities	471,027	285,121
Total current liabilities	9,747,762	8,204,863
Deferred revenue	221,690	264,691
Total liabilities	9,969,452	8,469,554

Shareholders’ equity:
Preferred stock: $.01 par value; 5,000,000 shares authorized; none issued or outstanding as of March 31, 2004 and December 31, 2003	—	—
Common stock: $.01 par value; 20,000,000 shares authorized; 11,608,660 and 11,140,380 shares issued and outstanding as of March 31, 2004 and December 31, 2003, respectively	116,087	111,404
Additional paid-in capital	62,875,540	56,108,590
Accumulated other comprehensive loss	(8,221)	—
Accumulated deficit	(12,978,587)	(11,626,329)
Total shareholders’ equity	50,004,819	44,593,665
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$59,974,271	$53,063,219

(The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.)

VITAL IMAGES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2004	2003
	(Unaudited)
	(Restated)
Revenue:
License fees	$5,540,612	$4,653,064
Maintenance and services	1,988,528	1,821,280
Hardware	286,828	470,937
Total revenue	7,815,968	6,945,281

Cost of revenue:
License fees	1,003,627	381,746
Maintenance and services	1,090,203	933,205
Hardware	243,240	300,431
Total cost of revenue	2,337,070	1,615,382

Gross margin	5,478,898	5,329,899

Operating expenses:
Sales and marketing	2,701,577	2,119,557
Research and development	2,682,323	1,381,492
General and administrative	1,736,776	1,026,118
Total operating expenses	7,120,676	4,527,167

Operating income (loss)	(1,641,778)	802,732

Interest income, net	65,212	30,099
Income (loss) before income taxes	(1,576,566)	832,831
Provision (benefit) for income taxes, net	(224,308)	31,605

Net income (loss)	$(1,352,258)	$801,226

Net income (loss) per share – basic	$(0.12)	$0.09

Weighted average common shares outstanding – basic	11,338,829	9,016,685

Net income (loss) per share – diluted	$(0.12)	$0.08

Weighted average common shares outstanding – diluted	11,338,829	10,329,830

(The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.)

VITAL IMAGES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2004	2003
	(Unaudited)
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,352,258)	$801,226
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	371,998	267,767
Write-off of in-process research and development costs	1,000,000	—
Provision for uncollectible accounts receivable	499,000	15,000
Tax benefit from stock option transactions	146,000	—
Deferred income taxes	(385,308)	—
Amortization of intangibles	193,000	30,000
Non-employee stock-based compensation	(9,463)	8,800
Amortization of discount and accretion of premium on marketable securities	59,293	—
Changes in operating assets and liabilities, net of effect from acquisition:
Accounts receivable	(1,190,277)	(1,386,349)
Prepaid expenses and other current assets	11,314	(392,960)
Other assets	144,346	—
Accounts payable	(332,820)	339,312
Deferred revenue	829,404	426,465
Accrued expenses and other liabilities	569,253	(612,510)
Net cash provided by (used in) operating activities	553,482	(503,249)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(146,728)	(433,737)
Acquisition of HInnovation, net of cash acquired	(6,498,096)	—
Purchases of marketable securities	(6,892,367)	(3,111,675)
Sales of marketable securities	1,468,500	704,429
Net cash used in investing activities	(12,068,691)	(2,840,983)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock under stock plans	525,542	263,514
Net cash provided by financing activities	525,542	263,514

NET DECREASE IN CASH AND CASH EQUIVALENTS	(10,989,667)	(3,080,718)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	30,111,613	8,122,547

CASH AND CASH EQUIVALENTS, END OF PERIOD	$19,121,946	$5,041,829

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid during the period for income taxes	$4,950	$42,901

NONCASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued for acquisition of HInnovation, Inc.	$6,109,554	—

(The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.)

VITAL IMAGES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1) BASIS OF PRESENTATION:

The accompanying unaudited financial statements of Vital Images, Inc. (“Vital Images” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments, for a fair presentation have been included. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2003.

(2) MAJOR CUSTOMER AND GEOGRAPHIC DATA (RESTATED):

The following customer accounted for more than 10% of the Company’s total revenue for the periods indicated:

	Significant Customer	Revenue	Percentage of Total Revenue
Three months ended March 31, 2004	Toshiba Medical Systems Corporation	$5,351,000	68%

Three months ended March 31, 2003	Toshiba Medical Systems Corporation	$3,091,000	45%

The Company’s accounts receivable are generally concentrated with a small base of customers.  As of March 31, 2004, Toshiba Medical Systems Corporation accounted for 52% of accounts receivable, although as of December 31, 2003, no single customer accounted for more than 10% of accounts receivable.

Export revenue amounted to 16% and 13% of total revenue for the three months ended March 31, 2004 and 2003, respectively.  Substantially all of the Company’s export revenue is negotiated, invoiced and paid in U.S. dollars.  Gross export revenue by geographic area is summarized as follows:

	Three Months Ended March 31,
	2004	2003
	(Restated)
Europe	$798,000	$610,000
Asia and Pacific Region	280,000	209,000
Canada	190,000	21,000
Mexico and other foreign countries	16,000	66,000
Totals	$1,284,000	$906,000

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

The computations for basic and diluted net income (loss) per share for each period are as follows:

	For the Three Months Ended March 31,
	2004	2003
	(Restated)
Numerator:
Net income (loss)	$(1,352,258)	$801,226

Denominator:
Denominator for weighted average common shares outstanding – basic	11,338,829	9,016,685

Dilution associated with common stock warrants	—	69,393

Dilution associated with the company’s stock based compensation plans	—	1,243,752

Denominator:
Denominator for weighted average common shares outstanding – diluted	11,338,829	10,329,830

Net income (loss) per share – basic	$(0.12)	$0.09

Net income (loss) per share – diluted	$(0.12)	$0.08

For the three months ended March 31, 2004, options and warrants to purchase approximately 2,712,000 shares were not included in the computation of earnings per share because their effect on earnings per share would have been anti-dilutive.  All common share equivalents are anti-dilutive in periods where the Company generates a net loss.

(4) COMPREHENSIVE INCOME (LOSS):

The components of comprehensive income (loss) were as follows:

	For the Three Months Ended March 31,
	2004	2003
	(Restated)

Net income (loss)	$(1,352,258)	$801,226

Other comprehensive loss:
Net unrealized loss on available-for-sale investments	(8,221)	(70)

Comprehensive income (loss)	$(1,360,479)	$801,156

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

		For the Three Months Ended March 31,
		2004	2003
		(Restated)
Net income (loss), as reported		$(1,352,258)	$801,226

Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects		(575,748)	(569,936)

Pro forma net income (loss)		$(1,928,006)	$231,290

Net income (loss) per share – basic	As reported	$(0.12)	$0.09
	Pro forma	$(0.17)	$0.03

Net income (loss) per share – diluted	As reported	$(0.12)	$0.08
	Pro forma	$(0.17)	$0.02

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

	For the Three Months Ended March 31,
	2004	2003
	(Restated)
Revenue	$7,843,968	$6,945,281

Net income (loss)	$(475,251)	$60,918

Net income (loss) per share – diluted	$(0.04)	$0.01

The unaudited pro forma condensed consolidated results of operations are not necessarily indicative of results that would have occurred had the acquisition occurred as of the beginning of 2003, nor are they necessarily indicative of future results.

(7)  NEW ACCOUNTING PRONOUNCEMENT:

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

(8) RESTATEMENTS AND CHANGES IN CLASSIFICATION:

The Company has restated its consolidated financial statements and related footnote disclosures for the three months ended March 31, 2004 and 2003 to (1) correct the accounting for unrecognized deferred maintenance and service revenue from certain maintenance and service arrangements, (2) change the classification of certain non-trade accounts receivable from accounts receivable to prepaid expenses and other current assets and (3) change the classification of amortization of discounts and accretion of premiums on marketable securities from purchases of marketable securities in investing cash flows to a separate caption within operating cash flows in the consolidated statements of cash flows.  The Company has made the appropriate modifications to the consolidated balance sheets, consolidated statements of operations and consolidated statements of cash flows to give effect to the adjustments and changes in classification.  The adjustment for the deferred maintenance and service revenue affected maintenance and service revenue, total revenue, operating income (loss), the provision (benefit) for income taxes and net income (loss) for both the three month periods ended March 31, 2004 and 2003.  There was no change to net loss per share for the quarter ended March 31, 2004, but an increase to net income per share for the quarter ended March 31, 2003.  As a result of the maintenance and service revenue restatement, the Company also restated the disclosures to the consolidated financial statements to increase revenue from Toshiba Medical Systems by $5,000 and $63,000 and increase revenue from export sales by $43,000 and $25,000 for the three months ended March 31, 2004 and 2003, respectively.  The change in classification for the non-trade accounts receivable had no effect on the Company’s previously reported revenue, operating income (loss), net income (loss) or net income (loss) per share.  The change in classification to reflect the amortization of discounts and accretion of premiums on marketable securities had the effect of increasing cash provided by operating activities, purchases of marketable securities and cash used in investing activities by corresponding amounts, but had no effect on the net increase in cash and cash equivalents.  The Company also restated the disclosures to the consolidated financial statements to correct the computation of pro forma stock-based employee compensation expense for the three months ended March 31, 2004 and 2003.  The following statements present the effect of the adjustments and changes in classification for the three months ended March 31, 2004 and 2003:

Balance Sheet:

	As of March 31, 2004
	As Reported	Adjustments	As Restated

ASSETS
Current assets:
Cash and cash equivalents	$19,121,946	$—	$19,121,946
Marketable securities	9,434,940	—	9,434,940
Accounts receivable, net	5,677,040	(107,887)	5,569,153
Deferred income taxes	275,000	—	275,000
Prepaid expenses and other current assets	660,084	107,887	767,971
Total current assets	35,169,010	—	35,169,010
Property and equipment, net	2,866,709	—	2,866,709
Deferred income taxes	7,986,000	(219,692)	7,766,308
Licensed technology, net	420,000	—	420,000
Intangible assets, net	6,937,000	—	6,937,000
Goodwill	6,815,244	—	6,815,244
Other assets	—	—	—
TOTAL ASSETS	$60,193,963	$(219,692)	$59,974,271

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,185,637	$—	$1,185,637
Accrued payroll	1,371,187	—	1,371,187
Deferred revenue	6,300,754	(590,517)	5,710,237
Accrued royalties	1,009,674	—	1,009,674
Other current liabilities	471,027	—	471,027
Total current liabilities	10,338,279	(590,517)	9,747,762
Deferred revenue	221,690	—	221,690
Total liabilities	10,559,969	(590,517)	9,969,452

Shareholders’ equity:	—
Preferred stock	—	—	—
Common stock	116,087	—	116,087
Additional paid-in capital	62,875,540	—	62,875,540
Accumulated other comprehensive loss	(8,221)	—	(8,221)
Accumulated deficit	(13,349,412)	370,825	(12,978,587)
Total shareholders’ equity	49,633,994	370,825	50,004,819
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$60,193,963	$(219,692)	$59,974,271

Statements of Operations:

	For the Three Months Ended March 31, 2004
	As Reported	Adjustments	As Restated

Revenue:
License fees	$5,540,612	$—	$5,540,612
Maintenance and services	1,922,482	66,046	1,988,528
Hardware	286,828	—	286,828
Total revenue	7,749,922	66,046	7,815,968

Cost of revenue:
License fees	1,003,627	—	1,003,627
Maintenance and services	1,090,203	—	1,090,203
Hardware	243,240	—	243,240
Total cost of revenue	2,337,070	—	2,337,070

Gross margin	5,412,852	66,046	5,478,898

Operating expenses:
Sales and marketing	2,701,577	—	2,701,577
Research and development	2,682,323	—	2,682,323
General and administrative	1,736,776	—	1,736,776
Total operating expenses	7,120,676	—	7,120,676

Operating loss	(1,707,824)	66,046	(1,641,778)

Interest income	65,212	—	65,212
Loss before income taxes	(1,642,612)	66,046	(1,576,566)
Benefit for income taxes	(250,000)	25,692	(224,308)
Net loss	$(1,392,612)	$40,354	$(1,352,258)

Net loss per share – basic	$(0.12)	$—	$(0.12)

Weighted average common shares outstanding – basic	11,338,829		11,338,829

Net loss per share – diluted	$(0.12)	$—	$(0.12)

Weighted average common shares outstanding – diluted	11,338,829		11,338,829

	For the Three Months Ended March 31, 2003
	As Reported	Adjustments	As Restated

Revenue:
License fees	$4,653,064	$—	$4,653,064
Maintenance and services	1,666,975	154,305	1,821,280
Hardware	470,937	—	470,937
Total revenue	6,790,976	154,305	6,945,281

Cost of revenue:
License fees	381,746	—	381,746
Maintenance and services	933,205	—	933,205
Hardware	300,431	—	300,431
Total cost of revenue	1,615,382	—	1,615,382

Gross margin	5,175,594	154,305	5,329,899

Operating expenses:
Sales and marketing	2,119,557	—	2,119,557
Research and development	1,381,492	—	1,381,492
General and administrative	1,026,118	—	1,026,118
Total operating expenses	4,527,167	—	4,527,167

Operating income	648,427	154,305	802,732

Interest income	30,099	—	30,099
Income before income taxes	678,526	154,305	832,831
Income taxes	25,000	6,605	31,605
Net income	$653,526	$147,700	$801,226

Net income per share – basic	$0.07	$0.02	$0.09

Weighted average common shares outstanding – basic	9,016,685		9,016,685

Net income per share – diluted	$0.06	$0.02	$0.08

Weighted average common shares outstanding – diluted	10,329,830		10,329,830

Statements of Cash Flows:

	For the Three Months Ended March 31, 2004
	As Reported	Adjustments	As Restated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,392,612)	$40,354	$(1,352,258)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	371,998	—	371,998
Write-off of in-process research and development	1,000,000	—	1,000,000
Provision for uncollectible accounts receivable	499,000	—	499,000
Tax benefit from stock option transactions	146,000	—	146,000
Deferred income taxes	(411,000)	25,692	(385,308)
Amortization of intangibles	193,000	—	193,000
Stock-based compensation	(9,463)	—	(9,463)
Amortization of discount and accretion of premium on marketable securities	—	59,293	59,293
Changes in operating assets and liabilities:
Accounts receivable	(1,193,678)	3,401	(1,190,277)
Prepaid expenses and other current assets	14,715	(3,401)	11,314
Other assets	144,346	—	144,346
Accounts payable	(332,820)	—	(332,820)
Deferred revenue	895,450	(66,046)	829,404
Accrued expenses and other current liabilities	569,253	—	569,253
Net cash provided by operating activities	494,189	59,293	553,482

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(146,728)	—	(146,728)
Acquisition of Hinnovation, net of cash acquired	(6,498,096)	—	(6,498,096)
Purchases of marketable securities	(6,833,074)	(59,293)	(6,892,367)
Sales of marketable securities	1,468,500	—	1,468,500
Net cash used in investing activities	(12,009,398)	(59,293)	(12,068,691)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock under stock plans	525,542	—	525,542
Net cash provided by financing activities	525,542	—	525,542

NET DECREASE IN CASH AND CASH EQUIVALENTS	(10,989,667)	—	(10,989,667)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	30,111,613	—	30,111,613
CASH AND CASH EQUIVALENTS, END OF PERIOD	$19,121,946	$—	$19,121,946

	For the Three Months Ended March 31, 2003
	As Reported	Adjustments	As Restated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$653,526	$147,700	$801,226
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	267,767	—	267,767
Write-off of in-process research and development	—	—	—
Provision for uncollectible accounts receivable	15,000	—	15,000
Tax benefit from stock option transactions	—	—	—
Deferred income taxes	—	—	—
Amortization of intangibles	30,000	—	30,000
Stock-based compensation	8,800	—	8,800
Amortization of discount and accretion of premium on marketable securities	—	—	—
Changes in operating assets and liabilities:
Accounts receivable	(1,386,349)	—	(1,386,349)
Prepaid expenses and other current assets	(392,960)	—	(392,960)
Other assets	—	—	—
Accounts payable	339,312	—	339,312
Deferred revenue	580,770	(154,305)	426,465
Accrued expenses and other current liabilities	(619,115)	6,605	(612,510)
Net cash used in operating activities	(503,249)	—	(503,249)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(433,737)	—	(433,737)
Acquisition of Hinnovation, net of cash acquired	—	—	—
Purchases of marketable securities	(3,111,675)	—	(3,111,675)
Sales of marketable securities	704,429	—	704,429
Net cash used in investing activities	(2,840,983)	—	(2,840,983)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock under stock plans	263,514	—	263,514
Net cash provided by financing activities	263,514	—	263,514

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,080,718)	—	(3,080,718)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	8,122,547	—	8,122,547
CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,041,829	$—	$5,041,829

Pro Forma Stock-Based Employee Compensation:

	For the Three Months Ended March 31, 2004
	As Reported	Adjustments	As Restated
Net loss, as reported	$(1,392,612)	$40,354	$(1,352,258)

Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(430,388)	(145,360)	(575,748)

Pro forma net loss	$(1,823,000)	$(105,006)	$(1,928,006)

Net loss per share – basic
As reported	$(0.12)	$—	$(0.12)
Pro forma	$(0.16)	$(0.01)	$(0.17)

Net loss per share – diluted
As reported	$(0.12)	$—	$(0.12)
Pro forma	$(0.16)	$(0.01)	$(0.17)

	For the Three Months Ended March 31, 2003
	As Reported	Adjustments	As Restated
Net income, as reported	$653,256	$147,970	$801,226

Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(518,526)	(51,410)	(569,936)

Pro forma net income	$135,000	$96,290	$231,290

Net income per share – basic
As reported	$0.07	$0.02	$0.09
Pro forma	$0.01	$0.02	$0.03

Net income per share – diluted
As reported	$0.06	$0.02	$0.08
Pro forma	$0.01	$0.01	$0.02

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (RESTATED)

Executive Summary

The first quarter of 2004 was one of revenue recovery that also saw the closing of a key strategic acquisition for the Company.  The Company reported revenue of $7.8 million, a 13% increase over the prior year’s first-quarter revenue of $6.9 million.  Sequentially, first quarter 2004 results increased 48% over fourth quarter 2003 revenue of $5.3 million.  Most of the Company’s revenue was generated from the U.S. CT market.  The Company recorded its first sale from its McKesson Information Solutions relationship in the picture archiving and communication systems (“PACS”) market.  The Company anticipates a growing revenue contribution from the PACS market, as well as sales of Web-based products and sales to its installed base.

Vital Images recorded a net loss of $1.4 million, or $0.12 per diluted share, for the first quarter of 2004.  For the first quarter of 2003, the Company reported net earnings of $801,000, or $0.08 per diluted share.

In February 2004, the Company completed the acquisition of HInnovation, Inc., a privately-held provider of software solutions that allow physicians to use PCs or notebook computers to access 2D, 3D and 4D medical imaging applications securely over the Internet.  This acquisition will enable the Company to take a significant step towards expanding its presence in the PACS and Web-based markets.

The acquisition of HInnovation resulted in the expenditure of $6.5 million in cash (including $.5 million in acquisition costs) and the issuance of $6.1 million in common stock.  In addition, the acquisition also impacted the Company’s results of operations from February 18, 2004, the date of closing of the acquisition, through March 31, 2004.  Results of operations were primarily affected by the write-off of in-process research and development costs of $1.0 million, which was charged to research and development expense.  From the date of closing through the end of the quarter, the Company recorded amortization expense related to purchased intangible assets totaling $163,000, $142,000 of which was charged to cost of revenue, and other incremental expenses associated with operating HInnovation of approximately $100,000.

The Company has restated its consolidated financial statements and related footnote disclosures for the three months ended March 31, 2004 and 2003 to (1) correct the accounting for unrecognized deferred maintenance and service revenue from certain maintenance and service arrangements, (2) change the classification of certain non-trade accounts receivable from accounts receivable to prepaid expenses and other current assets and (3) change the classification of amortization of discounts and accretion of premiums on marketable securities from purchases of marketable securities in investing cash flows to a separate caption within operating cash flows in the consolidated statements of cash flows.  The Company has made the appropriate modifications to the consolidated balance sheets, consolidated statements of operations, and consolidated statements of cash flows to give effect to the adjustments and changes in classification. The adjustment for the deferred maintenance and service revenue affected maintenance and service revenue, total revenue, operating income (loss), the provision (benefit) for income taxes and net income (loss) for both the three month periods ended March 31, 2004 and 2003.  There was no change to net loss per share for the quarter ended March 31, 2004, but an increase to net income per share for the quarter ended March 31, 2003.  The change in classification for the non-trade accounts receivable had no effect on the Company’s previously reported revenue, operating income (loss), net income (loss) or net income (loss) per share.  The change in classification to reflect the amortization of discounts and accretion of premiums on marketable securities had the effect of increasing cash provided by operating activities and increasing purchases of marketable securities and cash used in investing activities by corresponding amounts, but had no effect on the net increase in cash and cash equivalents.  The Company also restated the disclosures to the consolidated financial statements to correct the computation of pro forma stock-based employee compensation expense for the three months ended March 31, 2004 and 2003.  The effects of the restatements have been reflected in the discussion of Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Amendment No. 1.  This Amendment No. 1 to the Form 10-Q does not reflect events occurring after the original filing of the Form 10-Q.

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

The following table sets forth information from the Company’s Statements of Operations, expressed as a percentage of total revenue.

	For the Three Months Ended March 31,
	2004	2003
	(Unaudited) (Restated)
Revenue:
License fees	70.9%	67.0%
Maintenance and services	25.4	26.2
Hardware	3.7	6.8
Total revenue	100.0	100.0

Cost of revenue:
License fees	12.8	5.5
Maintenance and services	13.9	13.4
Hardware	3.2	4.4
Total cost of revenue	29.9	23.3

Gross margin	70.1	76.7

Operating expenses:
Sales and marketing	34.6	30.5
Research and development	34.3	19.9
General and administrative	22.2	14.7
Total operating expenses	91.1	65.1

Operating income (loss)	(21.0)	11.6

Interest income, net	0.8	0.4
Income (loss) before income taxes	(20.2)	12.0

Provision (benefit) for income taxes, net	(2.9)	0.5

Net income (loss)	(17.3)%	11.5%

Revenue

Total revenue increased 13% to $7,816,000 for the three months ended March 31, 2004 compared to $6,945,000 for the three months ended March 31, 2003.  The revenue growth was driven by the increase in the Company’s core revenue components of software license fees and maintenance and services revenue, which increased 16% to $7,529,000 in the first quarter of 2004 from $6,474,000 in the first quarter of 2003.  License fee revenue increased 19% to $5,541,000 for the three months ended March 31, 2004 from $4,653,000 for the same period in 2003.  The increase in software license fee revenue reflects increased sales from the distribution agreement with Toshiba Medical Systems Corporation (“Toshiba”) and sales of optional software modules.  Total revenue from Toshiba totaled $5,351,000, or 68% of first quarter 2004 revenue, compared with $3,091,000, or 45% of first quarter 2003 revenue.

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

Maintenance and services revenue increased 9% to $1,989,000 for the three months ended March 31, 2004 compared to $1,821,000 for the three months ended March 31, 2003.  The $167,000 net increase for the three months ended March 31, 2004 compared to 2003, consisted of $306,000 of increased maintenance revenue and $240,000 of increased training revenue.  The increases were partially offset by a $330,000 decrease in revenue from engineering services rendered under product development agreements and a $49,000 decrease in installation revenue due to Toshiba performing its own installations of Vitrea 2.  For the three months ended March 31, 2003, the Company had generated $330,000 for engineering services rendered under product development agreements with Medtronic Surgical Navigation Technologies (“SNT”) and E-Z-EM, Inc.  The increases in 2004 for maintenance revenue were due to the Company adding new customers to the installed base and collecting back maintenance from customers whose maintenance had lapsed.  The cumulative number of Vitrea licenses installed increased from approximately 1,000 as of March 31, 2003 to approximately 1,500 as of March 31, 2004.  The increases in training revenue were due to an overall increase in the number of training sessions sold from an increase in the number of Vitrea licenses shipped as well as an increase in the number of stand-alone training sessions.

Hardware revenue decreased 39% to $287,000 for the first quarter of 2004 from $471,000 in the first quarter of 2003.  The decrease is related to the increased sales to Toshiba, which are software-only revenue for the Company.

Gross Margin

The gross margin percentage decreased to 70% for the three months ended March 31, 2004 compared to 77% for the same period last year.  The decline in the gross margin rate is due to a $291,000 increase in software royalty expenses, a $178,000 increase in product costs related to the sourcing of third-party software products and $142,000 of amortization charges related to the HInnovation, Inc. acquisition, partially offset by an increase in margins due to a higher portion of license revenue to total revenue.

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

Operating Income (Loss)

The increasing expenses attributable to the development of the Company’s infrastructure and the development and promotion of the Vitrea 2 product as well as the write-off of in-process research and development from the HInnovation acquisition, net of increased revenue from Vitrea 2 and add-on software options and related service revenues, resulted in an operating loss of $1,642,000 for the three months ended March 31, 2004 compared with an operating income of $803,000 for the three months ended March 31, 2003.

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

The effective tax rate for the first three months of 2004 was 39% and the 2004 total year tax rate is estimated to be 39%.  The 39% rate will be applied to the Company’s income before taxes as adjusted for permanent items, such as the in-process research and development costs of $1.0 million from the HInnovation acquisition in the first quarter of 2004.

The income tax provisions for the first quarter of 2003 consisted solely of certain state minimum fees.  As a result of the Company’s history of generating net operating losses, the Company had established a valuation allowance to completely reserve for the deferred tax assets of the Company.

Liquidity and Capital Resources

As of March 31, 2004, the Company had $19.1 million in cash and cash equivalents, $9.4 million in marketable securities, working capital of $25.4 million and no borrowings.

Cash provided by operations was $553,000 for the first three months of 2004 compared to cash used in operations of $503,000 in the first three months of 2003.  For 2004, $3.3 million of cash was generated from increases in deferred revenue, accrued expenses and non-cash expenses for depreciation, write-off of in-process research and development costs, and provision for uncollectible accounts receivable.  These increases were partially offset with a net loss of $1.4 million, a $1.2 million increase in accounts receivable and a $385,000 increase in deferred tax benefits.  For 2003, $2.4 million of cash was used from increases in accounts receivable, prepaid expenses and other current assets and a decrease in accrued expenses.  These decreases were partially offset by $801,000 of net income, a $426,000 increase in deferred revenue, a $339,000 increase in accounts payable and $268,000 of non-cash expense for depreciation.

Of the $829,000 and $426,000 increases in deferred revenue for the three months ended March 31, 2004 and 2003, respectively, $404,000 and $341,000, respectively, were due to volume increases in Vitrea 2 license fees and renewals of annual maintenance.  For the three months ended March 31, 2004 and 2003, $400,000 and $106,000, respectively, of the increase in deferred revenue was due to volume increases in training and installation from increased sales of Vitrea 2.  The $1.2 million increase and $1.4 million increase in accounts receivable for the three months ended March 31, 2004 and 2003, respectively, were due to revenue increases and timing of collections.  The days sales outstanding (defined as quarterly net revenue multiplied by four, divided by ending net accounts receivable including the allowance for doubtful accounts) improved from 73 days at March 31, 2003 to 65 days at March 31, 2004.  The improvement in days sales outstanding is a result of increased collections and growth in revenue in the first quarter of 2004.  Of the $569,000 increase in accrued expenses and other current liabilities for 2004, $453,000 was from an increase in accrued royalties due to the timing of payments.  Of the $613,000 decrease in accrued expenses and other current liabilities for 2003, $472,000 was due to a decrease in accrued bonuses that were paid in March 2003.

The Company used cash of $12.1 million and $2.8 million for investing activities during the first quarter 2004 and 2003, respectively, of which $147,000 and $434,000, respectively, was used for purchases of property and equipment.  The purchases for both periods were principally to upgrade computer equipment and to purchase computer equipment for new personnel.  Management anticipates that the Company will continue to purchase property and equipment as necessary in the normal course of the Company’s business.  The amount and timing of these purchases and the related cash outflows in future periods is difficult to predict and depends on a number of factors, including the hiring of employees and the rate of change of computer hardware.  The Company used $6.9 million and $3.1 million to purchase investments in marketable securities during the three months ended March 31, 2004 and 2003, respectively.  The Company realized $1.5 million and $704,000 of proceeds from maturities of marketable securities during the first quarter 2004 and 2003, respectively.  The marketable securities are invested in U.S. government obligations, U.S. government agency obligations, corporate commercial obligations and certificates of deposits.  On February 18, 2004, the Company completed the acquisition of HInnovation, Inc. in accordance with the terms and conditions of an Acquisition Agreement and Plan of Reorganization dated as of January 8, 2004 using $6.5 million of cash.  See Note 6 to the Consolidated Financial Statements for additional information on the acquisition.

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

Certain Important Factors

This Form 10-Q/A contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and information that are based on management’s beliefs, as well as on assumptions made by, and upon information currently available to, management.  When used in this Form 10-Q/A, the words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” and “estimate” or similar expressions are intended to identify such forward-looking statements. However, this Form 10-Q/A also contains other forward-looking statements.  Forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions, including, but not limited to, the following factors, which could cause the Company’s future results and shareholder values to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company: the dependence on growth of the industry in which the Company operates, the extent to which the Company’s products continue to gain market acceptance, the need for and availability of additional capital, regulatory approvals, the potential for litigation regarding patent and other intellectual property rights, the introduction of competitive products by others, dependence on major customers, fluctuations in quarterly results, the progress of product development, the availability of third-party reimbursement, and the receipt and timing of regulatory approvals and other factors detailed from time to time in the Company’s filings with the Securities and Exchange Commission, including those set forth under the heading “Important Factors” in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2003.

ITEM 4.    CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was performed by the Company’s management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, the Company’s management, including its principal executive officer and principal financial officer, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2004.  However, as described below in “— Compliance with Section 404 of the Sarbanes-Oxley Act of 2002,” management later determined that the Company’s disclosure controls and procedures were not effective as of March 31, 2004 because the Company had a “material weakness” over the reporting of revenue from maintenance and services and a “material weakness” over the reporting of pro forma stock-based employee compensation expense in Note 5 to the financial statements.

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

During its procedures for preparing this Form 10-Q/A, the Company determined that it had a “material weakness” over the accounting for pro forma stock-based employee compensation expense required to be disclosed under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.”  The amount previously disclosed by the Company in the notes to the consolidated financial statements was in error due to a misapplication of SFAS No. 123.  The Company recently hired additional finance and accounting personnel that are experienced in applying the provisions of SFAS No. 123 and implemented additional review procedures to properly account for pro forma stock-based employee compensation expense.  By implementing its planned internal control improvements, the Company expects to remediate this material weakness by December 31, 2004.

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

PART II.  OTHER INFORMATION

ITEM 6.                             EXHIBITS AND REPORTS ON FORM 8-K

(a)                                  Exhibits.

The following exhibits are filed with or incorporated by reference into this Quarterly Report on Form 10-Q/A:

2.1           Acquisition Agreement and Plan of Reorganization by and among Vital Images, Inc., HInnovation Acquisition, Inc., HInnovation, Inc. and Hui Hu and JMS Co., Ltd. dated as of January 8, 2004 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on February 26, 2004 (File No. 0-22229)).

10.1         Lease agreement dated March 26, 2004 between Pondview Plaza Corporation and Vital Images, Inc. incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 10-Q filed on May 10, 2004 (File No. 0-22229).

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

(b)           Reports on Form 8-K.

During the quarter ended March 31, 2004, and during the period from March 31, 2004 until the date of the original filing of the Quarterly Report, the Company furnished the following Current Reports on Form 8-K:

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q/A to be signed on its behalf by the undersigned thereunto duly authorized.

VITAL IMAGES, INC.

November 22, 2004	/s/ Gregory S. Furness
Gregory S. Furness
Chief Financial Officer and Vice President-Finance (Chief Financial Officer and Chief Accounting Officer)