Form 10-Q/A
period 2004-06-30
VITAL IMAGES INC
filed 2004-11-22
CIK 912888

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

EXPLANATORY NOTE

Vital Images, Inc. (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2004, which was originally filed on August 9, 2004 (the “Form 10-Q”), to restate the consolidated financial statements and related footnote disclosures to (1) correct the accounting for unrecognized deferred maintenance and service revenue from certain maintenance and service arrangements, (2) change the classification of certain non-trade accounts receivable from accounts receivable to prepaid expenses and other current assets and (3) change the classification of amortization of discounts and accretion of premiums on marketable securities from purchases of marketable securities in investing cash flows to a separate caption within operating cash flows in the consolidated statements of cash flows.  The adjustment for the deferred maintenance and service revenue affected maintenance and service revenue, total revenue, operating income (loss), the provision (benefit) for income taxes and net income (loss) for both the three and six month periods ended June 30, 2004 and 2003.  There was no change to net income (loss) per share for the three and six month periods ended June 30, 2004, but an increase to net income per share for the three and six month periods ended June 30, 2003.  The change in classification for the non-trade accounts receivable had no effect on the Company’s previously reported revenue, operating income (loss), net income (loss) or net income (loss) per share. The change in classification to reflect the amortization of discounts and accretion of premiums on marketable securities had the effect of increasing cash flow provided by operating activities, purchases of marketable securities and cash used in investing activities by corresponding amounts, but had no effect on the net increase in cash and cash equivalents.  The Company also restated the disclosures to the consolidated financial statements to correct the computation of pro forma stock-based employee compensation expense for the three and six months ended June 30, 2004 and 2003.  In addition, the Company revised Item 4 to include information about the impact of the restatements on its internal controls.  This Amendment No. 1 amends only the following portions of the Form 10-Q; the remainder of the Form 10-Q is unchanged and is not reproduced in this Amendment No. 1.  This Amendment No. 1 does not reflect events occurring after the original filing date of the Form 10-Q.

The Amendment No. 1 contains changes to the following disclosures:

•      Part I – Item 1.  Financial Statements (Unaudited)

•      Part I – Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

•      Part I – Item 4.  Controls and Procedures

•      Part II – Item 6.  Exhibits and Reports on Form 8-K

VITAL IMAGES, INC.

Form 10-Q/A

June 30, 2004

Table of Contents

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Restated)

Consolidated Balance Sheets as of June 30, 2004 (Unaudited) and December 31, 2003

Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2004 and 2003 (Unaudited)

Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2004 and 2003 (Unaudited)

Notes to Consolidated Financial Statements (Unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (Restated)

Item 4.	Controls and Procedures

PART II. OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

SIGNATURES

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VITAL IMAGES, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2004	December 31, 2003
	(Unaudited)
	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$18,690,824	$30,111,613
Marketable securities	11,314,446	4,078,587
Accounts receivable, net of allowance for doubtful accounts of $743,000 and $235,000 as of June 30, 2004 and December 31, 2003, respectively	5,324,247	4,877,876
Deferred income taxes	275,000	275,000
Prepaid expenses and other current assets	832,614	776,558
Total current assets	36,437,131	40,119,634

Property and equipment, net	2,891,010	3,043,239
Deferred income taxes	7,829,728	9,306,000
Licensed technology, net	390,000	450,000
Intangible assets, net	6,610,000	—
Goodwill	6,815,244	—
Other assets	—	144,346
TOTAL ASSETS	$60,973,113	$53,063,219

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,246,501	$1,485,451
Accrued payroll	1,533,150	1,347,464
Deferred revenue	6,577,512	4,530,333
Accrued royalties	644,006	556,494
Other current liabilities	309,440	285,121
Total current liabilities	10,310,609	8,204,863
Deferred revenue	181,957	264,691
Total liabilities	10,492,566	8,469,554

Shareholders’ equity:
Preferred stock: $.01 par value; 5,000,000 shares authorized; none issued or outstanding as of June 30, 2004 and December 31, 2003	—	—
Common stock: $.01 par value; 20,000,000 shares authorized; 11,685,689 and 11,140,380 shares issued and outstanding as of June 30, 2004 and December 31, 2003, respectively	116,857	111,404
Additional paid-in capital	63,312,730	56,108,590
Accumulated other comprehensive loss	(48,836)	—
Accumulated deficit	(12,900,204)	(11,626,329)
Total shareholders’ equity	50,480,547	44,593,665
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$60,973,113	$53,063,219

(The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.)

VITAL IMAGES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
	(Unaudited)		(Unaudited)
	(Restated)		(Restated)
Revenue:
License fees	$5,172,080	$5,325,207	$10,712,692	$9,978,271
Maintenance and services	2,152,751	1,514,368	4,141,279	3,335,648
Hardware	635,642	820,821	922,470	1,291,758
Total revenue	7,960,473	7,660,396	15,776,441	14,605,677

Cost of revenue:
License fees	984,384	520,205	1,988,011	901,951
Maintenance and services	1,109,810	975,835	2,200,013	1,909,040
Hardware	467,073	537,559	710,313	837,990
Total cost of revenue	2,561,267	2,033,599	4,898,337	3,648,981

Gross margin	5,399,206	5,626,797	10,878,104	10,956,696

Operating expenses:
Sales and marketing	2,797,649	2,453,986	5,499,226	4,573,543
Research and development	1,475,930	1,312,886	4,158,253	2,694,378
General and administrative	1,073,958	1,073,652	2,810,734	2,099,770
Total operating expenses	5,347,537	4,840,524	12,468,213	9,367,691

Operating income (loss)	51,669	786,273	(1,590,109)	1,589,005

Interest income	76,294	45,514	141,506	75,613

Income (loss) before income taxes	127,963	831,787	(1,448,603)	1,664,618
Provision (benefit) for income taxes, net	49,580	41,534	(174,728)	73,139

Net income (loss)	$78,383	$790,253	$(1,273,875)	$1,591,479

Net income (loss) per share – basic	$0.01	$0.08	$(0.11)	$0.17

Weighted average common shares outstanding - basic	11,653,295	9,634,331	11,496,062	9,327,214

Net income (loss) per share – diluted	$0.01	$0.07	$(0.11)	$0.15

Weighted average common shares outstanding - diluted	12,417,248	11,333,444	11,496,062	10,872,495

(The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.)

VITAL IMAGES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2004	2003
	(Unaudited)
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,273,875)	$1,591,479
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	759,273	567,785
Write-off of in-process research and development	1,000,000	—
Provision for uncollectible accounts receivable	508,000	24,000
Tax benefit from stock option transactions	244,000	—
Deferred income taxes	(448,728)	—
Amortization of intangibles	550,000	60,000
Non-employee stock-based compensation	(2,475)	114,178
Amortization of discount and accretion of premium on marketable securities	212,461
Changes in operating assets and liabilities, net of effect from acquisition:
Accounts receivable	(954,371)	(759,611)
Prepaid expenses and other current assets	(53,329)	(312,273)
Other assets	144,346	—
Accounts payable	(172,210)	314,666
Deferred revenue	1,656,946	848,310
Accrued expenses and other liabilities	203,961	(65,841)
Net cash provided by operating activities	2,373,999	2,382,693

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(658,050)	(1,042,807)
Acquisition of HInnovation, net of cash acquired	(6,498,096)	—
Purchases of marketable securities	(13,841,894)	(4,888,032)
Sales of marketable securities	6,344,738	2,621,174
Net cash used in investing activities	(14,653,302)	(3,309,665)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock under stock plans	858,514	1,319,361
Net proceeds from private placement	—	18,990,515
Net cash provided by financing activities	858,514	20,309,876

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(11,420,789)	19,382,904

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	30,111,613	8,122,547

CASH AND CASH EQUIVALENTS, END OF PERIOD	$18,690,824	$27,505,451

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$4,950	$46,826
Purchases of property plant and equipment with accounts payable	$128,009	$—

NONCASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for acquisition of HInnovation, Inc.	$6,109,554	$—

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

(2) MAJOR CUSTOMER AND GEOGRAPHIC DATA (RESTATED):

The following customer accounted for more than 10% of the Company’s total revenue for the periods indicated:

	Significant Customer	Revenue	Percentage of Total Revenue
Six months ended June 30, 2004	Toshiba Medical Systems Corporation	$8,991,000	57%

Six months ended June 30, 2003	Toshiba Medical Systems Corporation	$5,822,000	40%

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

Export revenue amounted to 15% and 10% of total revenue for the six months ended June 30, 2004 and 2003, respectively.  Substantially all of the Company’s export revenue is negotiated, invoiced and paid in U.S. dollars.  Gross export revenue by geographic area is summarized as follows:

	Six Months Ended June 30,
	2004	2003
	(Restated)
Europe	$1,572,000	$1,002,000
Asia and Pacific Region	455,000	342,000
Canada	299,000	21,000
Mexico and other foreign countries	56,000	102,000
Totals	$2,382,000	$1,467,000

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

The computations for basic and diluted net income (loss) per share for each period are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
	(Restated)		(Restated)
Numerator:
Net income (loss)	$78,383	$790,253	$(1,273,875)	$1,591,479

Denominator:
Denominator for weighted average common shares outstanding – basic	11,653,295	9,634,331	11,496,062	9,327,214

Dilution associated with common stock warrants	6,615	76,189	—	73,836

Dilution associated with the company’s stock-based compensation plans	757,338	1,622,924	—	1,471,445

Denominator for weighted average common shares outstanding – diluted	12,417,248	11,333,444	11,496,062	10,872,495

Net income (loss) per share – basic	$0.01	$0.08	$(0.11)	$0.17

Net income (loss) per share – diluted	$0.01	$0.07	$(0.11)	$0.15

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

(4) COMPREHENSIVE INCOME (LOSS):

The components of comprehensive income (loss) were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
	(Restated)		(Restated)
Net income (loss)	$78,383	$790,253	$(1,273,875)	$1,591,479

Other comprehensive gain (loss):
Net unrealized gain (loss) on available-for-sale investments	(40,615)	711	(48,836)	641

Comprehensive income (loss)	$37,768	$790,964	$(1,322,711)	$1,592,120

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

		For the Three Months Ended June 30,		For the Six Months Ended June 30,
		2004	2003	2004	2003
		(Restated)		(Restated)
Net income (loss), as reported		$78,383	$790,253	$(1,273,875)	$1,591,479

Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects		(637,477)	(603,721)	(1,213,225)	(1,173,657)

Pro forma net income (loss)		$(559,094)	$186,532	$(2,487,100)	$417,822

Net income (loss) per share – basic	As reported	$0.01	$0.08	$(0.11)	$0.17
	Pro forma	$(0.05)	$0.02	$(0.22)	$0.04

Net income (loss) per share – diluted	As reported	$0.01	$0.07	$(0.11)	$0.15
	Pro forma	$(0.05)	$0.02	$(0.22)	$0.04

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
	(Restated)		(Restated)
Revenue	$7,960,473	$7,660,396	$15,804,441	$14,605,677

Net income (loss)	$78,383	$49,946	$(396,868)	$110,865

Net income (loss) per share – diluted	$0.01	$0.01	$(0.03)	$0.01

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

(8) RESTATEMENTS AND CHANGES IN CLASSIFICATION:

The Company has restated its consolidated financial statements and related footnote disclosures for the three and six months ended June 30, 2004 and 2003 to (1) correct the accounting for unrecognized deferred maintenance and service revenue from certain maintenance and service arrangements, (2) change the classification of certain non-trade accounts receivable from accounts receivable to prepaid expenses and other current assets and (3) change the classification of amortization of discounts and accretion of premiums on marketable securities from purchases of marketable securities in investing cash flows to a separate caption within operating cash flows in the consolidated statements of cash flows.  The Company has made the appropriate modifications to the consolidated balance sheets, consolidated statements of operations and consolidated statements of cash flows to give effect to the adjustment and changes in classification.  The adjustment for the deferred maintenance and service revenue affected maintenance and service revenue, total revenue, operating income (loss), the provision (benefit) for income taxes and net income (loss) for both the three and six month periods ended June 30, 2004 and 2003.  There was no change to net income (loss) per share for the three and six month periods ended June 30, 2004, but an increase to net income per share for the three and six month periods ended June 30, 2003.  As a result of the maintenance and service revenue restatement, the Company also restated the disclosures to the consolidated financial statements to decrease revenue from Toshiba Medical Systems by $74,000 for the six months ended June 30, 2004 and increase revenue from Toshiba Medical Systems by $170,000 for the six months ended June 30, 2003; and to increase revenue from export sales by $90,000 and $42,000 for the six months ended June 30, 2004 and 2003, respectively. The change in classification for the non-trade accounts receivable had no effect on the Company’s previously reported revenue, operating income (loss), net income (loss) or net income (loss) per share. The change in classification to reflect the amortization of discounts and accretion of premiums on marketable securities had the effect of increasing cash flow provided by operating activities, purchases of marketable securities and cash used in investing activities by corresponding amounts, but had no effect on the net increase in cash and cash equivalents.  The Company also restated the disclosures to the consolidated financial statements to correct the computation of pro forma stock-based employee compensation expense for the three and six months ended June 30, 2004 and 2003.  The following statements present the effect of the adjustments and changes in classification for the three and six months ended June 30, 2004 and 2003:

Balance Sheet:

	As of June 30, 2004
	As Reported	Adjustments	As Restated

ASSETS
Current assets:
Cash and cash equivalents	$18,690,824	$—	$18,690,824
Marketable securities	11,314,446	—	11,314,446
Accounts receivable, net	5,364,264	(40,017)	5,324,247
Deferred income taxes	275,000	—	275,000
Prepaid expenses and other current assets	792,597	40,017	832,614
Total current assets	36,437,131	—	36,437,131
Property and equipment, net	2,891,010	—	2,891,010
Deferred income taxes	8,039,000	(209,272)	7,829,728
Licensed technology, net	390,000	—	390,000
Intangible assets, net	6,610,000	—	6,610,000
Goodwill	6,815,244	—	6,815,244
Other assets	—	—	—
TOTAL ASSETS	$61,182,385	$(209,272)	$60,973,113

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,246,501	$—	$1,246,501
Accrued payroll	1,533,150	—	1,533,150
Deferred revenue	7,141,104	(563,592)	6,577,512
Accrued royalties	644,006	—	644,006
Other current liabilities	309,440	—	309,440
Total current liabilities	10,874,201	(563,592)	10,310,609
Deferred revenue	181,957	—	181,957
Total liabilities	11,056,158	(563,592)	10,492,566

Shareholders’ equity:
Preferred stock	—	—	—
Common stock	116,857	—	116,857
Additional paid-in capital	63,312,730	—	63,312,730
Accumulated other comprehensive loss	(48,836)	—	(48,836)
Accumulated deficit	(13,254,524)	354,320	(12,900,204)
Total shareholders’ equity	50,126,227	354,320	50,480,547
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$61,182,385	$(209,272)	$60,973,113

Statements of Operations:

	For the Three Months Ended June 30, 2004
	As Reported	Adjustments	As Restated

Revenue:
License fees	$5,172,080	$—	$5,172,080
Maintenance and services	2,179,676	(26,925)	2,152,751
Hardware	635,642	—	635,642
Total revenue	7,987,398	(26,925)	7,960,473

Cost of revenue:
License fees	984,384	—	984,384
Maintenance and services	1,109,810	—	1,109,810
Hardware	467,073	—	467,073
Total cost of revenue	2,561,267	—	2,561,267

Gross margin	5,426,131	(26,925)	5,399,206

Operating expenses:
Sales and marketing	2,797,649	—	2,797,649
Research and development	1,475,930	—	1,475,930
General and administrative	1,073,958	—	1,073,958
Total operating expenses	5,347,537	—	5,347,537

Operating income	78,594	(26,925)	51,669

Interest income	76,294	—	76,294
Income before income taxes	154,888	(26,925)	127,963
Income taxes	60,000	(10,420)	49,580
Net income	$94,888	$(16,505)	$78,383

Net income per share – basic	$0.01	$—	$0.01

Weighted average common shares outstanding – basic	11,653,295		11,653,295

Net income per share – diluted	$0.01	$—	$0.01

Weighted average common shares outstanding – diluted	12,417,248		12,417,248

	For the Three Months Ended June 30, 2003
	As Reported	Adjustments	As Restated

Revenue:
License fees	$5,325,207	$—	$5,325,207
Maintenance and services	1,383,687	130,681	1,514,368
Hardware	820,821	—	820,821
Total revenue	7,529,715	130,681	7,660,396

Cost of revenue:
License fees	520,205	—	520,205
Maintenance and services	975,835	—	975,835
Hardware	537,559	—	537,559
Total cost of revenue	2,033,599	—	2,033,599

Gross margin	5,496,116	130,681	5,626,797

Operating expenses:
Sales and marketing	2,453,986	—	2,453,986
Research and development	1,312,886	—	1,312,886
General and administrative	1,073,652	—	1,073,652
Total operating expenses	4,840,524	—	4,840,524

Operating income	655,592	130,681	786,273

Interest income	45,514	—	45,514
Income before income taxes	701,106	130,681	831,787
Income taxes	35,000	6,534	41,534
Net income	$666,106	$124,147	$790,253

Net income per share – basic	$0.07	$0.01	$0.08

Weighted average common shares outstanding – basic	9,634,331		9,634,331

Net income per share – diluted	$0.06	$0.01	$0.07

Weighted average common shares outstanding – diluted	11,333,444		11,333,444

	For the Six Months Ended June 30, 2004
	As Reported	Adjustments	As Restated

Revenue:
License fees	$10,712,692	$—	$10,712,692
Maintenance and services	4,102,158	39,121	4,141,279
Hardware	922,470	—	922,470
Total revenue	15,737,320	39,121	15,776,441

Cost of revenue:
License fees	1,988,011	—	1,988,011
Maintenance and services	2,200,013	—	2,200,013
Hardware	710,313	—	710,313
Total cost of revenue	4,898,337	—	4,898,337

Gross margin	10,838,983	39,121	10,878,104

Operating expenses:
Sales and marketing	5,499,226	—	5,499,226
Research and development	4,158,253	—	4,158,253
General and administrative	2,810,734	—	2,810,734
Total operating expenses	12,468,213	—	12,468,213

Operating loss	(1,629,230)	39,121	(1,590,109)

Interest income	141,506	—	141,506
Loss before income taxes	(1,487,724)	39,121	(1,448,603)
Benefit for income taxes	(190,000)	15,272	(174,728)
Net loss	$(1,297,724)	$23,849	$(1,273,875)

Net loss per share – basic	$(0.11)	$—	$(0.11)

Weighted average common shares outstanding – basic	11,496,062		11,496,062

Net loss per share – diluted	$(0.11)	$—	$(0.11)

Weighted average common shares outstanding – diluted	11,496,062		11,496,062

	For the Six Months Ended June 30, 2003
	As Reported	Adjustments	As Restated

Revenue:
License fees	$9,978,271	$—	$9,978,271
Maintenance and services	3,050,662	284,986	3,335,648
Hardware	1,291,758	—	1,291,758
Total revenue	14,320,691	284,986	14,605,677

Cost of revenue:
License fees	901,951	—	901,951
Maintenance and services	1,909,040	—	1,909,040
Hardware	837,990	—	837,990
Total cost of revenue	3,648,981	—	3,648,981

Gross margin	10,671,710	284,986	10,956,696

Operating expenses:
Sales and marketing	4,573,543	—	4,573,543
Research and development	2,694,378	—	2,694,378
General and administrative	2,099,770	—	2,099,770
Total operating expenses	9,367,691	—	9,367,691

Operating income	1,304,019	284,986	1,589,005

Interest income	75,613	—	75,613
Income before income taxes	1,379,632	284,986	1,664,618
Income taxes	60,000	13,139	73,139
Net income	$1,319,632	$271,847	$1,591,479

Net income per share – basic	$0.14	$0.03	$0.17

Weighted average common shares outstanding – basic	9,327,214		9,327,214

Net income per share – diluted	$0.12	$0.03	$0.15

Weighted average common shares outstanding – diluted	10,872,495		10,872,495

Statements of Cash Flows:

	For the Six Months Ended June 30, 2004
	As Reported	Adjustments	As Restated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,297,724)	$23,849	$(1,273,875)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	759,273	—	759,273
Write-off of in-process research and development	1,000,000	—	1,000,000
Provision for uncollectible accounts receivable	508,000	—	508,000
Tax benefit from stock option transactions	244,000	—	244,000
Deferred income taxes	(464,000)	15,272	(448,728)
Amortization of intangibles	550,000	—	550,000
Non-employee stock-based compensation	(2,475)	—	(2,475)
Amortization of discount and accretion of premium on marketable securities	—	212,461	212,461
Changes in operating assets and liabilities:
Accounts receivable	(889,902)	(64,469)	(954,371)
Prepaid expenses and other current assets	(117,798)	64,469	(53,329)
Other assets	144,346	—	144,346
Accounts payable	(172,210)	—	(172,210)
Deferred revenue	1,696,067	(39,121)	1,656,946
Accrued expenses and other current liabilities	203,961	—	203,961
Net cash provided by operating activities	2,161,538	212,461	2,373,999

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(658,050)	—	(658,050)
Acquisition of Hinnovation, net of cash acquired	(6,498,096)	—	(6,498,096)
Purchases of marketable securities	(13,629,433)	(212,461)	(13,841,894)
Sales of marketable securities	6,344,738	—	6,344,738
Net cash used in investing activities	(14,440,841)	(212,461)	(14,653,302)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock under stock plans	858,514	—	858,514
Net cash provided by financing activities	858,514	—	858,514

NET DECREASE IN CASH AND CASH EQUIVALENTS	(11,420,789)	—	(11,420,789)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	30,111,613	—	30,111,613
CASH AND CASH EQUIVALENTS, END OF PERIOD	$18,690,824	$—	$18,690,824

	For the Six Months Ended June 30, 2003
	As Reported	Adjustments	As Restated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,319,632	$271,847	$1,591,479
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	567,785	—	567,785
Write-off of in-process research and development	—	—	—
Provision for uncollectible accounts receivable	24,000	—	24,000
Tax benefit from stock option transactions	—	—	—
Deferred income taxes	—	—	—
Amortization of intangibles	60,000	—	60,000
Non-employee stock-based compensation	114,178	—	114,178
Amortization of discount and accretion of premium on marketable securities	—	—	—
Changes in operating assets and liabilities:
Accounts receivable	(759,611)	—	(759,611)
Prepaid expenses and other current assets	(312,273)	—	(312,273)
Other assets	—	—	—
Accounts payable	314,666	—	314,666
Deferred revenue	1,133,296	(284,986)	848,310
Accrued expenses and other current liabilities	(78,980)	13,139	(65,841)
Net cash provided by operating activities	2,382,693	—	2,382,693

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,042,807)	—	(1,042,807)
Acquisition of Hinnovation, net of cash acquired	—	—	—
Purchases of marketable securities	(4,888,032)	—	(4,888,032)
Sales of marketable securities	2,621,174	—	2,621,174
Net cash used in investing activities	(3,309,665)	—	(3,309,665)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock under stock plans	1,319,361	—	1,319,361
Net proceeds from private placement	18,990,515	—	18,990,515
Net cash provided by financing activities	20,309,876	—	20,309,876

NET INCREASE IN CASH AND CASH EQUIVALENTS	19,382,904	—	19,382,904

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	8,122,547	—	8,122,547
CASH AND CASH EQUIVALENTS, END OF PERIOD	$27,505,451	$—	$27,505,451

Pro Forma Stock-Based Employee Compensation:

	For the Three Months Ended June 30, 2004
	As Reported	Adjustments	As Restated
Net income, as reported	$94,888	$(16,505)	$78,383

Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(871,888)	234,411	(637,477)

Pro forma net loss	$(777,000)	$217,906	$(559,094)

Net income (loss) per share – basic
As reported	$0.01	$—	$0.01
Pro forma	$(0.07)	$0.02	$(0.05)

Net income (loss) per share – diluted
As reported	$0.01	$—	$0.01
Pro forma	$(0.07)	$0.02	$(0.05)

	For the Three Months Ended June 30, 2003
	As Reported	Adjustments	As Restated
Net income, as reported	$666,106	$124,147	$790,253

Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(552,106)	(51,615)	(603,721)

Pro forma net income	$114,000	$72,532	$186,532

Net income per share – basic
As reported	$0.07	$0.01	$0.08
Pro forma	$0.01	$0.01	$0.02

Net income per share – diluted
As reported	$0.06	$0.01	$0.07
Pro forma	$0.01	$0.01	$0.02

	For the Six Months Ended June 30, 2004
	As Reported	Adjustments	As Restated
Net loss, as reported	$(1,297,724)	$23,849	$(1,273,875)

Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(1,302,276)	(80,688)	(1,213,225)

Pro forma net loss	$(2,600,000)	$(56,839)	$(2,487,100)

Net loss per share – basic
As reported	$(0.11)	$—	$(0.11)
Pro forma	$(0.23)	$0.01	$(0.22)

Net loss per share – diluted
As reported	$(0.11)	$—	$(0.11)
Pro forma	$(0.23)	$0.01	$(0.22)

	For the Six Months Ended June 30, 2003
	As Reported	Adjustments	As Restated
Net income, as reported	$1,319,632	$271,847	$1,591,479

Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(1,070,632)	(103,025)	(1,173,657)

Pro forma net income	$249,000	$168,822	$417,822

Net income per share – basic
As reported	$0.14	$0.03	$0.17
Pro forma	$0.03	$0.01	$0.04

Net income per share – diluted
As reported	$0.12	$0.03	$0.15
Pro forma	$0.02	$0.02	$0.04

ITEM 2.                             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (RESTATED)

Executive Summary

After a significant revenue shortfall in the fourth quarter of 2003, the first six months of 2004 was a period of revenue recovery that also saw the closing of a key strategic acquisition for the Company.  The Company reported revenue of $15.8 million for the six-month period ended June 30, 2004, an 8% increase over revenue of $14.6 million for the six-month period ended June 30, 2003.  Revenue for the quarter ended June 30, 2004, increased 4% compared to the same period in 2003, growing from $7.7 million in 2003 to $8.0 million in 2004.  Most of the Company’s revenue was generated from the U.S. CT market, with 68% of the Company’s 2004 first-quarter revenue generated through its distribution agreement with Toshiba Medical Systems Corporation.  Toshiba’s contribution to revenue declined to 46% of 2004 second-quarter revenue, as the Company increased its mix of revenue through its direct sales channel.  The Company recorded its first sale from its McKesson Information Solutions relationship in the picture archiving and communication systems (“PACS”) market in the first quarter of 2004.  The Company anticipates that it will achieve 5% to 10% of its 2004 revenue from the PACS market and sales of ViTALConnect, the Company’s Web-based advanced visualization product.

Vital Images recorded a net loss of $1.3 million, or $0.11 per share, for the first six months of 2004.  For the same period in 2003, the Company reported net earnings of $1.6 million, or $0.15 per diluted share.  All of the 2004 net loss occurred during the first quarter as the Company earned a profit of $78,000, or $0.01 per diluted share, in the second quarter.  On a comparative basis, the Company earned $790,000, or $0.07 per diluted share, in the second quarter of 2003.

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

In addition to the HInnovation acquisition, results of operations were also impacted by higher operating expenses of $1.8 million for the former Vital Images-only business for the first six months of 2004 compared with the same period in 2003.  These costs were offset by higher gross margin and interest income, as well as the net tax benefit of the operating loss totaling $0.8 million for the six months ended June 30, 2004.

The Company has restated its consolidated financial statements and related footnote disclosures for the three months and six months ended June 30, 2004 and 2003 to (1) correct the accounting for unrecognized deferred maintenance and service revenue from certain maintenance and service arrangements, (2) change the classification of certain non-trade accounts receivable from accounts receivable to prepaid expenses and other current assets and (3) change the classification of amortization of discounts and accretion of premiums on marketable securities from purchases of marketable securities in investing cash flows to a separate caption within operating cash flows in the consolidated statements of cash flows.  The Company has made the appropriate modifications to the consolidated balance sheets, consolidated statements of operations and consolidated statements of cash flows to give effect to the adjustment and changes in classification.  The adjustment for the deferred maintenance and service revenue affected maintenance and service revenue, total revenue, operating income (loss), the provision (benefit) for income taxes and net income (loss) for both the three and six month periods ended June 30, 2004 and 2003.  There was no change to net income (loss) per share for the three and six month periods ended June 30, 2004, but an increase to net income per share for the three and six month periods ended June 30, 2003.  The change in classification for the non-trade accounts receivable had no effect on the Company’s previously reported revenue, operating income (loss), net income (loss) or net income (loss) per share.  The change in classification to reflect the amortization of discounts and accretion of premiums on marketable securities had the effect of increasing cash flow provided by operating activities and increasing purchases of marketable securities and cash used in investing activities by corresponding amounts, but had no effect on the net increase in cash and cash equivalents.  The Company also restated the disclosures to the consolidated financial statements to correct the computation of pro forma stock-based employee compensation expense for the three and six months ended June 30, 2004 and 2003.  The effects of the restatements have been reflected in the discussion of Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Amendment No. 1.  This Amendment No. 1 to the Form 10-Q does not reflect events occurring after the original filing of the Form 10-Q.

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

The following table sets forth information from the Company’s Statements of Operations, expressed as a percentage of total revenue.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
	(Unaudited)		(Unaudited)
	(Restated)		(Restated)
Revenue:
License fees	65.0%	69.5%	67.9%	68.3%
Maintenance and services	27.0	19.8	26.2	22.8
Hardware	8.0	10.7	5.9	8.9
Total revenue	100.0	100.0	100.0	100.0

Cost of revenue:
License fees	12.4	6.8	12.6	6.2
Maintenance and services	13.9	12.7	13.9	13.1
Hardware	5.9	7.0	4.5	5.7
Total cost of revenue	32.2	26.5	31.0	25.0

Gross margin	67.8	73.5	69.0	75.0

Operating expenses:
Sales and marketing	35.1	32.0	34.9	31.3
Research and development	18.5	17.1	26.4	18.4
General and administrative	13.6	14.1	17.8	14.4
Total operating expenses	67.2	63.2	79.1	64.1

Operating income (loss)	0.6	10.3	(10.1)	10.9

Interest income	1.0	0.6	0.9	0.5
Income (loss) before income taxes	1.6	10.9	(9.2)	11.4

Provision (benefit) for income taxes, net	0.6	0.6	(1.1)	0.5

Net income (loss)	1.0%	10.3%	(8.1)%	10.9%

(The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.)

Revenue

Total revenue increased 4% to $7,960,000 for the three months ended June 30, 2004 compared with $7,660,000 for the three months ended June 30, 2003.  For the six months ended June 30, 2004, revenue increased 8% to $15,776,000 compared with $14,606,000 for the same period in 2003.  The revenue growth was driven by the increase in the Company’s maintenance and services revenue, which is discussed below.

For the three months ended June 30, 2004, license fee revenue was $5,172,000, compared with $5,325,000 for the same period in 2003, a decrease of 3%.  For the six months ended June 30, 2004, license fee revenue was $10,713,000 compared with $9,978,000 in 2003, an increase of 7%.

Total software license fee revenue reflects sales from the Company’s distribution agreement with Toshiba Medical Systems Corporation (“Toshiba”), including sales of optional software modules.  For the six months ended June 30, 2004, revenue from sales to Toshiba totaled $8,991,000, or 57% of 2004 total revenue, compared with $5,822,000, or 40% of total revenue for the six months ended June 30, 2003.  For the three months ended June 30, 2004, revenue from sales to Toshiba totaled $3,640,000, or 46% of revenue, compared with revenue of $2,731,000, or 36% of revenue for the three months ended June 30, 2003.  Toshiba’s increasing percentage of the Company’s total revenue reflects Toshiba’s increasing share of the CT market.  Due to the timing of Toshiba’s fiscal year, revenue from the Company’s sales to Toshiba is generally stronger in the Company’s first and third quarters and lower as a percentage of total revenue in the Company’s second and fourth quarters.

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

Maintenance and services revenue increased 42% to $2,153,000 for the three months ended June 30, 2004 compared with $1,514,000 for the three months ended June 30, 2003.    Maintenance and services revenue increased 24% to $4,141,000 for the six months ended June 30, 2004, compared with $3,336,000 for the six months ended June 30, 2003.  Accounting for the overall increase of $806,000 for the six month period ended June 30, 2004 compared with the period ended June 30, 2003 was an increase of $825,000 in maintenance revenue and an increase of $451,000 in training revenue.  These increases were partially offset by a decrease in installation revenue of $90,000 and a decrease in engineering services revenue of $380,000.  For the three months ended June 30, 2004 compared with the same period in 2003, there was an increase of $520,000 in maintenance revenue and an increase of $211,000 in training revenue, with decreases of $42,000 in installation services and $50,000 in engineering services.  The increases in maintenance revenue were due to the Company adding new customers to the installed base and adding customers whose maintenance had previously lapsed.  The installed base of Vitrea customers increased from approximately 1,100 at June 30, 2003 to approximately 1,600 at June 30, 2004.  The increases in training revenue were due to an overall increase in the number of training sessions sold with the customers’ initial purchases of software as well as the initiation of regional training seminars in 2004.  Installation services revenue has declined in 2004 due to Toshiba assuming more responsibility for the installation the Vitrea 2 software sold by it.  Under this arrangement, the Company’s installation effort is limited to telephone assistance during the installation process.  The Company provides engineering services infrequently and did not provide any such services during the first half of 2004.  During the first six months of 2003, the Company rendered engineering services under product development agreements with Medtronic Surgical Navigation Technologies (“MSNT”), E-Z-EM, Inc. and Toshiba.  The Company generated $50,000 and $380,000 of revenue under these agreements for the three months and six months ended June 30, 2003.

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

During the second quarter of 2004, the Company signed a new agreement with existing partner E-Z-EM, Inc.  Since 2001, E-Z-EM has distributed Vital Images’ CT colon option under the name InnerviewGI™, and Vital Images has sold the same product as an option to Vitrea 2.  Under the new agreement, E-Z-EM will continue to market the InnerviewGI brand to its core customer base and to host educational seminars training physicians for virtual colonoscopies using InnerviewGI.  Now E-Z-EM will refer all sales leads to the Company, which will rebrand its CT colon option as InnerviewGI.  Under the terms of the agreement, E-Z-EM will receive a royalty from future sales of InnerviewGI and will continue to share development costs for the product.  The new agreement will have the effect of increasing sales and marketing costs for the cost of the royalty and reducing cost of revenue, where past royalties had been charged under the prior agreement.

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

Operating Income (Loss)

The increasing expenses attributable to the development of the Company’s infrastructure, the development and promotion of the Vitrea 2 product, the amortization of intangibles due to the HInovation acquisition and the write-off of in-process research and development from the HInnovation acquisition, net of increased revenue from Vitrea 2 and add-on software options and related service revenues, resulted in an operating loss of $1,590,000 for the six months ended June 30, 2004, compared with operating income of $1,589,000 for the six-month period ended June 30, 2003.  For the three months ended June 30, 2004, the Company limited the increase of its operating expenses while increasing its revenue from the sale of Vitrea 2, resulting in operating income of $52,000 for the period compared with operating income of $786,000 for three-month period ended June 30, 2003.

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

The effective tax rate for both the first three and six months of 2004 was 39%, and the 2004 total year tax rate is estimated to be 39%.  The 39% rate will be applied to the Company’s income before taxes as adjusted for permanent items, such as the in-process research and development costs of $1.0 million from the HInnovation acquisition in the first quarter of 2004.

The income tax provisions for the first half of 2003 consisted solely of certain state minimum fees.  As a result of the Company’s history of generating net operating losses, the Company had established a valuation allowance to completely reserve for the deferred tax assets of the Company.

Liquidity and Capital Resources

As of June 30, 2004, the Company had $18.7 million in cash and cash equivalents, $11.3 million in marketable securities, working capital of $26.1 million and no borrowings.

Cash provided by operations was $2.4 million for the first six months of 2004 compared with cash provided by operations of $2.4 million for the first six months of 2003.  For 2004, $4.9 million of cash was generated from increases in deferred revenue and accrued expenses and non-cash expenses for depreciation, the provision for uncollectible accounts receivable, write-off of in-process research and development costs, amortization of intangible assets and a tax benefit from stock option transactions.  These increases were partially offset by a net loss of $1.3 million, a $954,000 increase in accounts receivable, a $449,000 increase in deferred tax benefits, and a $172,000 decrease in accounts payable that totaled $2.8 million.  For the six-month period ended June 30, 2003, cash provided by operations was $2.4 million as a result of $3.5 million generated from increases in net income, accounts payable, deferred revenue and non-cash expenses.  These increases were partially offset by increases in accounts receivable and prepaid expenses and other current assets totaling $1.1 million.

Of the $1.7 million and $848,000 increases in deferred revenue for the six months ended June 30, 2004 and 2003, respectively, $813,000 and $824,000, respectively, were due to volume increases in Vitrea 2 license fees and renewals of annual maintenance.  The $954,000 and $760,000 increases in accounts receivable for the six months ended June 30, 2004 and 2003, respectively, were due to revenue increases.  The days’ sales outstanding on an annualized basis improved from 68 days at June 30, 2003 to 61 days at June 30, 2004.  The decrease in accounts payable for the six months ended June 30, 2004 and the increase for the same period in 2003 were due to the timing of payments and the volume of expenses.  The increase in prepaid expenses and other current assets for the six months ended June 30, 2004 was due to unamortized insurance premium payments resulting from renewal of the Company’s casualty insurance package as of January 1, 2004, and prepaid royalties for third-party technology incorporated into Vitrea 2.

The Company used cash of $14.7 million and $3.3 million for investing activities during the first six months of 2004 and 2003, respectively.  The Company used $658,000 and $1,043,000 for net investing activities in the six months ended June 30, 2004 and 2003, respectively, for property and equipment purchases.  The purchases for both periods were primarily to upgrade computer equipment and to purchase computer equipment for new personnel.  In addition, the Company purchased furniture and fixtures and leasehold improvements related to expansion of the Company’s offices in the first six months of 2003.  Management anticipates that the Company will continue to purchase property and equipment as necessary in the normal course of business.  The amount and timing of these purchases and the related cash outflows in future periods is difficult to predict and depends on a number of factors, including the hiring of employees and the rate of change of computer hardware.  The Company used $13.8 million and $4.9 million to purchase investments in marketable securities during the periods ended June 30, 2004 and 2003, respectively.  The Company realized $6.3 million of proceeds from maturities of marketable securities during the six months ended June 30, 2004, compared to $2.6 million for the same period in 2003.  The marketable securities are invested in U.S. government obligations, U.S. government agency obligations, corporate commercial obligations and certificates of deposits.  During the first quarter of 2004, the Company completed the acquisition of HInnovation in accordance with the terms and conditions of an Acquisition Agreement and Plan of Reorganization dated as of January 8, 2004, using $6.5 million of cash.  See Note 6 to the Consolidated Financial Statements for additional information on the acquisition.

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

ITEM 4.    CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was performed by the Company’s management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, the Company’s management, including its principal executive officer and principal financial officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2004.  However, as described below in “— Compliance with Section 404 of the Sarbanes-Oxley Act of 2002,” management later determined that the Company’s disclosure controls and procedures were not effective as of June 30, 2004 because the Company had a “material weakness” over the reporting of revenue from maintenance and services and a “material weakness” over the reporting of pro forma stock-based employee compensation expense in Note 5 to the financial statements.

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

(b)                                 Reports on Form 8-K.

During the quarter ended June 30, 2004, and during the period from June 30, 2004 until the date of the original filing of the Quarterly Report, the Company furnished or filed the following Current Reports on Form 8-K (as indicated):

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