Form 10-Q
period 2004-09-30
VITAL IMAGES INC
filed 2004-11-22
CIK 912888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

On November 8, 2004, there were 11,775,529 shares of the Registrant’s common stock, par value $.01 per share, outstanding.

VITAL IMAGES, INC.

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2004

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VITAL IMAGES, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2004	December 31, 2003
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$13,998,985	$30,111,613
Marketable securities	17,193,621	4,078,587
Accounts receivable, net of allowance for doubtful accounts of $752,000 and $235,000, respectively	7,689,881	4,877,876
Deferred income taxes	275,000	275,000
Prepaid expenses and other current assets	1,222,041	776,558
Total current assets	40,379,528	40,119,634
Property and equipment, net	2,755,762	3,043,239
Deferred income taxes	7,544,561	9,306,000
Licensed technology, net	360,000	450,000
Intangible assets, net	6,098,000	—
Goodwill	6,940,244	—
Other assets	—	144,346
TOTAL ASSETS	$64,078,095	$53,063,219

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,239,333	$1,485,451
Accrued payroll	2,063,318	1,347,464
Deferred revenue	8,115,002	4,530,333
Accrued royalties	681,184	556,494
Other current liabilities	312,164	285,121
Total current liabilities	12,411,001	8,204,863
Deferred revenue	132,821	264,691
Total liabilities	12,543,822	8,469,554

Shareholders’ equity:
Preferred stock: $.01 par value; 5,000,000 shares authorized; none issued or outstanding as of September 30, 2004 and December 31, 2003	—	—
Common stock: $.01 par value; 20,000,000 shares authorized; 11,730,508 and 11,140,380 shares issued and outstanding as of September 30, 2004 and December 31, 2003, respectively	117,305	111,404
Additional paid-in capital	63,675,735	56,108,590
Accumulated other comprehensive loss	(28,442)	—
Accumulated deficit	(12,230,325)	(11,626,329)
Total shareholders’ equity	51,534,273	44,593,665
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$64,078,095	$53,063,219

(The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.)

VITAL IMAGES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
		(Restated)		(Restated)
Revenue:
License fees	$6,204,967	$5,258,320	$16,917,659	$15,236,591
Maintenance and services	2,462,670	1,799,052	6,603,949	5,134,700
Hardware	580,008	346,263	1,502,478	1,638,021
Total revenue	9,247,645	7,403,635	25,024,086	22,009,312
Cost of revenue:
License fees	1,050,481	604,634	3,038,492	1,506,585
Maintenance and services	1,195,604	912,506	3,395,617	2,821,546
Hardware	358,601	259,326	1,068,914	1,097,316
Total cost of revenue	2,604,686	1,776,466	7,503,023	5,425,447
Gross margin	6,642,959	5,627,169	17,521,063	16,583,865
Operating expenses:
Sales and marketing	2,860,420	2,294,224	8,359,646	6,867,767
Research and development	1,541,063	1,310,417	5,699,316	4,004,795
General and administrative	1,249,663	967,084	4,060,397	3,066,854
Total operating expenses	5,651,146	4,571,725	18,119,359	13,939,416
Operating income (loss)	991,813	1,055,444	(598,296)	2,644,449
Interest income	96,233	70,468	237,739	146,081
Income (loss) before income taxes	1,088,046	1,125,912	(360,557)	2,790,530
Provision (benefit) for income taxes, net	418,167	(5,688,139)	243,439	(5,615,000)
Net income (loss)	$669,879	$6,814,051	$(603,996)	$8,405,530
Net income (loss) per share - basic	$0.06	$0.62	$(0.05)	$0.85
Weighted average common shares outstanding - basic	11,696,803	10,954,998	11,564,076	9,875,771
Net income (loss) per share - diluted	$0.05	$0.53	$(0.05)	$0.73
Weighted average common shares outstanding - diluted	12,482,797	12,767,022	11,564,076	11,572,949

(The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.)

VITAL IMAGES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
	2004	2003
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(603,996)	$8,405,530
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,159,573	882,227
Write-off of in-process research and development	1,000,000	—
Provision for uncollectible accounts receivable	517,000	33,000
Tax benefit from stock option transactions	287,000	—
Deferred income taxes	(88,561)	(5,720,000)
Amortization of intangibles	892,000	90,000
Non-employee stock-based compensation	980	123,911
Amortization of discount and accretion of premium on marketable securities	345,475	—
Changes in operating assets and liabilities, net of effect from acquisition:
Accounts receivable	(3,329,005)	(1,404,072)
Prepaid expenses and other assets	(298,409)	(431,036)
Accounts payable	(93,863)	292,347
Deferred revenue	3,145,299	1,270,009
Accrued expenses and other liabilities	774,031	540,335
Net cash provided by operating activities	3,707,524	4,082,251

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,008,617)	(1,454,664)
Acquisition of HInnovation, net of cash acquired	(6,498,096)	—
Purchases of marketable securities	(23,568,866)	(6,203,277)
Sales of marketable securities	10,079,915	3,428,650
Net cash used in investing activities	(20,995,664)	(4,229,291)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock under warrants	6,847	210,759
Proceeds from sales of common stock under stock plans	1,168,665	1,650,548
Net proceeds from private placement	—	18,990,515
Net cash provided by financing activities	1,175,512	20,851,822
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(16,112,628)	20,704,782
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	30,111,613	8,122,547
CASH AND CASH EQUIVALENTS, END OF PERIOD	$13,998,985	$28,827,329

NONCASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for acquisition of HInnovation, Inc.	$6,109,554	$—

(The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.)

VITAL IMAGES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1) BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements of Vital Images, Inc. (“Vital Images” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments, for a fair presentation have been included. Operating results for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2003.

(2) MAJOR CUSTOMER AND GEOGRAPHIC DATA:

The following customer accounted for more than 10% of the Company’s total revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
		(Restated)		(Restated)
Toshiba Medical Systems Corporation	$4,985,000	$4,235,000	$13,976,000	$10,057,000
Percentage of total revenue	54%	57%	56%	46%

The Company’s accounts receivable are generally concentrated with a small base of customers.  As of September 30, 2004, Toshiba Medical Systems Corporation accounted for 33% of accounts receivable, and as of December 31, 2003, no single customer accounted for more than 10% of accounts receivable.

Export revenue amounted to 20% and 16% of total revenue for the three months ended September 30, 2004 and 2003, respectively.  Export revenue amounted to 17% and 12% of total revenue for the nine months ended September 30, 2004 and 2003, respectively.  Substantially all of the Company’s export revenue is negotiated, invoiced and paid in U.S. dollars.  Gross export revenue by geographic area is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
		(Restated)		(Restated)
Europe	$1,235,000	$889,000	$2,806,000	$1,891,000
Asia and Pacific Region	368,000	183,000	824,000	524,000
Canada	181,000	52,000	481,000	73,000
Mexico and other foreign countries	65,000	97,000	121,000	199,000
Totals	$1,849,000	$1,221,000	$4,232,000	$2,687,000

(3) NET INCOME (LOSS) PER SHARE:

Net income (loss) per share - basic is computed using the weighted average common shares outstanding during the period.  Net income (loss) per share — diluted is computed using the weighted average common shares outstanding and common share equivalents shares outstanding during the period.  Common share equivalents consist of common stock warrants and options to purchase common stock.  Certain potential dilutive shares of common stock were excluded from the diluted earnings per share computation because their exercise prices were greater than the average market price of the common shares during the period and were therefore not dilutive. In addition, potential dilutive shares of common stock were excluded from periods with a net loss because they were anti-dilutive.

The computations for basic and diluted net income (loss) per share for each period are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
		(Restated)		(Restated)
Numerator:
Net income (loss)	$669,879	$6,814,051	$(603,996)	$8,405,530

Denominator:
Denominator for weighted average common shares outstanding - basic	11,696,803	10,954,998	11,564,076	9,875,771
Dilution associated with common stock warrants	5,966	80,290	—	77,478
Dilution associated with the company’s stock-based compensation plans	780,028	1,731,734	—	1,619,700
Denominator for weighted average common shares outstanding - diluted	12,482,797	12,767,022	11,564,076	11,572,949

Net income (loss) per share - basic	$0.06	$0.62	$(0.05)	$0.85

Net income (loss) per share - diluted	$0.05	$0.53	$(0.05)	$0.73

For the three months ended September 30, 2004 and 2003, options and warrants to purchase 556,100 and 0 shares of common stock, respectively, were excluded from the diluted earnings per share computation because they were anti-dilutive.  For the nine months ended September 30, 2004 and 2003, options and warrants to purchase 2,588,423 and 110,500 shares of common stock, respectively, were excluded from the diluted earnings per share computation because they were anti-dilutive.

(4) COMPREHENSIVE INCOME (LOSS):

The components of comprehensive income (loss) were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
		(Restated)		(Restated)
Net income (loss)	$669,879	$6,814,051	$(603,996)	$8,405,530
Other comprehensive gain (loss):
Net unrealized gain (loss) on available-for-sale investments	(20,394)	(268)	(28,442)	373
Comprehensive income (loss)	$649,485	$6,813,783	$(632,438)	$8,405,903

Accumulated other comprehensive loss at September 30, 2004 and December 31, 2003 was $28,442 and $0, respectively.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
		(Restated)		(Restated)
Net income (loss), as reported	$669,879	$6,814,051	$(603,996)	$8,405,530
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(545,935)	314,959	(1,759,160)	(858,698)
Pro forma net income (loss)	$123,944	$7,129,010	$(2,363,156)	$7,546,832

Net income (loss) per share — basic:
As reported	$0.06	$0.64	$(0.05)	$0.87
Pro forma	$0.01	$0.65	$(0.20)	$0.76

Net income (loss) per share — diluted:
As reported	$0.05	$0.54	$(0.05)	$0.74
Pro forma	$0.01	$0.58	$(0.20)	$0.68

The pro forma effects on the net income (loss) for the nine months ended September 30, 2004 and 2003 may not be indicative of the future results for the full fiscal year due to continuing option activity and other factors.

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

The acquisition was accounted for under the purchase method of accounting and, accordingly, the assets and liabilities acquired were recorded at their estimated fair values at the effective date of the acquisition, and the results of operations have been included in the unaudited consolidated statements of operations since the acquisition date. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill recorded as a result of the acquisition will be subject to an annual impairment test and will not be amortized.

The total purchase price of the HInnovation acquisition was approximately $13.0 million and has been accounted for as the purchase of a business under SFAS No. 141, “Business Combinations.”  The Company acquired all of the outstanding common stock of HInnovation in exchange for $6.0 million in cash paid and 376,262 newly issued shares of common stock issued to the shareholders of HInnovation. The common stock was valued at $6.1 million for accounting purposes.  Vital Images’ stock was valued at $16.2375 per share, which was equal to the average of the closing sale prices of one share of Vital Images’ stock as reported on the NASDAQ National Market for the two consecutive trading days occurring before the first public announcement of the signing of the Acquisition Agreement and the two consecutive trading days occurring immediately after such public announcement date. The Company incurred approximately $0.5 million in direct costs of the acquisition and assumed $0.4 million of liabilities.  In addition, the transaction includes a maximum of $6.0 million of contingent milestone payments comprised of $3.0 million in common stock and $3.0 million in cash.  The contingent milestone payments are based on the achievement of certain revenue targets resulting from the sale of products containing HInnovation technology during the period following the closing date and ending March 25, 2005 - the porting of Vital Images’ product to HInnovation’s product platform and the commercial launch thereof and licensing the HInnovation patented technology within 24 months after the closing date.  The number of shares issued under the contingent milestone payments will be determined based on the average closing price of the Company’s common stock during the 10 trading days before completion of the milestone objective.  However, the Acquisition Agreement provides that the number of shares of Vital Images common stock comprising the contingent consideration cannot exceed 300,000 shares.  If, at the time of its issuance, the value of such stock is less than $3 million due to this limitation on the number of shares, Vital Images will pay the shortfall in cash.  Any contingent payments made by the Company will result in an increase in goodwill. The Company did not assume any stock options or warrants.  As of September 30, 2004, no contingent payments had been earned, and the Company does not expect that any such payments will be earned in 2004.

The purchase price was allocated to the identified assets of HInnovation.  A third-party appraisal firm assisted the Company with the valuation of the identified intangible assets.  The valuation resulted in the allocation of $6.9 million to identifiable intangibles, which will be amortized over periods ranging from three to seven years.  The valuation also resulted in the identification of $1.0 million of in-process research and development costs (“R&D”), which were immediately expensed on the closing date as a non-deductible charge for income tax purposes.  In addition, the Company is finalizing the tax attributes acquired from HInnovation.  If successful, there could be a reduction in Vital Images’ net deferred tax liability and a reduction of goodwill of up to approximately $1.1 million.  The final purchase price allocation is also subject to adjustment for payments of contingent consideration in future periods.  There is also the possibility that a contractual service obligation of $0.3 million may be reduced.  This obligation is reflected at its present fair value in deferred revenue.  If the maximum amount of reduction occurs, it will not have a material impact on goodwill, but any reduction of the obligation will be reflected as a reduction of goodwill and deferred revenue.  Until these matters are completed, the purchase price is preliminary and subject to adjustment.

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

•       The discount rate used in the alternative income valuation approach was based on the weighted average cost of capital (WACC). The WACC calculation produces the average required rate of return of an investment in an operating enterprise based on various required rates of return from investments in various areas of that enterprise. The discount rate used in the alternative valuation approach was 35%.  Premiums were added to the WACC to account for the inherent risks in the development of the products, the risks of the products being completed on schedule, and the risk of the eventual sales of the product meeting the expectations of HInnovation.

The first phase of the Collaboration Module was released in the third quarter of 2004.  The first phase provides basic collaboration between users allowing one user to present to another user.  The second, and more sophisticated, phase of the Collaboration Module will provide two-way collaboration between users allowing both users to interact with the data and is expected to be available for general market release in the first quarter of 2005.  Through September 30, 2004, the Company has incurred approximately $133,000 in costs to develop the Collaboration Module.  The Company estimates that it will incur another $167,000 to complete the development of the second phase of the Collaboration Module.  Given the uncertainties of the development process, these estimates are subject to change, and deviations from these estimates may occur.

The total purchase price is as follows:

Fair value of common stock issued (376,262 shares)	$6,109,554
Cash paid to HInnovation shareholders	6,000,126
Direct acquisition costs	502,759
Liabilities assumed	434,061
$13,046,500

The allocation of the total purchase price, which has not been finalized, is as follows:

Existing software technology, subject to amortization - 5 year life	$3,400,000
Patent and patent applications, subject to amortization - 7 year life	3,000,000
Non-compete/employment agreements, subject to amortization - 3 year life	500,000
Goodwill, not subject to amortization	6,940,244
In-process research and development costs	1,000,000
Deferred tax liabilities, net	(1,850,000)
Fair value of assets acquired	51,467
Fair value of cash acquired	4,789
$13,046,500

Identified Intangible Assets

Identified intangible assets subject to amortization are as follows:

	September 30, 2004			December 31, 2003
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value

Existing software technology	$3,400,000	$427,000	$2,973,000	$—	$—	$—
Patents and patent applications	3,000,000	270,000	2,730,000	—	—	—
Non-compete/employment agreements	500,000	105,000	395,000	—	—	—
Total intangible assets subject to amortization	$6,900,000	$802,000	$6,098,000	$—	$—	$—

The amortization periods of the intangible assets subject to amortization are all straight-line, and amortization expense was $312,000 and $802,000 for the three-and nine-month periods ended September 30, 2004.   The estimated future annual amortization expense for identified intangible assets is as follows:

Remainder of 2004	$321,000
2005	1,284,000
2006	1,284,000
2007	1,133,000
2008	1,116,000
2009 through 2011	960,000

$6,098,000

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

The following unaudited pro forma condensed consolidated results of operations have been prepared as if the acquisition of HInnovation had occurred as of the beginning of the periods presented.  Pro forma adjustments relate to amortization of identified intangible assets and acquired in-process R&D.  The unaudited pro forma condensed consolidated results of operations are not necessarily indicative of results that would have occurred had the acquisition occurred as of the beginning of the periods presented, nor are they necessarily indicative of future results.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
		(Restated)		(Restated)
Revenue	$9,247,645	$7,403,635	$25,052,086	$22,009,312

Net income (loss)	$669,879	$6,332,560	$(726,989)	$6,443,424

Net income (loss) per share - diluted	$0.05	$0.48	$(0.06)	$0.54

(7)  NEW ACCOUNTING PRONOUNCEMENT:

In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition.” SAB 104 supercedes SAB 101, “Revenue Recognition in Financial Statements.” SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of Emerging Issues Task Force (“EITF 00-21”), “Accounting for Revenue Arrangements with Multiple Deliverables.” Additionally, SAB 104 rescinds the SEC’s Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (“the FAQ”) issued with SAB 101 that had been codified in Securities and Exchange Commission SAB Topic 13, “Revenue Recognition.” Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. Because the Company’s revenue recognition practices previously conformed to the interpretations codified by SAB No. 104, its adoption did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

(8) RESTATEMENTS:

The Company has restated its consolidated financial statements and related footnote disclosures for the three and nine months ended September 30, 2003 to correct the accounting for unrecognized deferred maintenance and service revenue from certain maintenance and service arrangements. The Company has made the appropriate modifications to the consolidated statements of operations and consolidated statement of cash flows to give effect to the adjustment.  The adjustment for the deferred maintenance and service revenue (a) increased maintenance and service revenue, total revenue, operating income, and net income, and (b) decreased the benefit for income taxes for both the three and nine month periods ended September 30, 2003.  There was no change to net income per diluted share for the three months ended September 30, 2003, but an increase to net income per diluted share for the nine months ended September 30, 2003.  As a result of the maintenance and service revenue restatement, the Company also restated the disclosures to the consolidated financial statements to increase revenue from Toshiba Medical Systems by $110,000 and $280,000 and increase revenue from export sales by $28,000 and $69,000 for the three and nine months ended September 30, 2003, respectively.  The Company also restated the disclosures to the consolidated financial statements to correct the computation of pro forma stock-based employee compensation expense for the three and nine months ended September 30, 2003.  The following statements present the effect of the adjustments for the three and nine months ended September 30, 2003:

Statements of Operations:

	For the Three Months Ended September 30, 2003
	As Reported	Adjustments	As Restated

Revenue:
License fees	$5,258,320	$—	$5,258,320
Maintenance and services	1,638,147	160,905	1,799,052
Hardware	346,263	—	346,263
Total revenue	7,242,730	160,905	7,403,635

Cost of revenue:
License fees	604,634	—	604,634
Maintenance and services	912,506	—	912,506
Hardware	259,326	—	259,326
Total cost of revenue	1,776,466	—	1,776,466

Gross margin	5,466,264	160,905	5,627,169

Operating expenses:
Sales and marketing	2,294,224	—	2,294,224
Research and development	1,310,417	—	1,310,417
General and administrative	967,084	—	967,084
Total operating expenses	4,571,725	—	4,571,725

Operating income	894,539	160,905	1,055,444

Interest income	70,468	—	70,468
Income before income taxes	965,007	160,905	1,125,912
Benefit for income taxes	(5,840,000)	151,861	(5,688,139)
Net income	$6,805,007	$9,044	$6,814,051

Net income per share — basic	$0.62	$—	$0.62

Weighted average common shares outstanding — basic	10,954,998		10,954,998

Net income per share — diluted	$0.53	$—	$0.53

Weighted average common shares outstanding — diluted	12,767,022		12,767,022

	For the Nine Months Ended September 30, 2003
	As Reported	Adjustments	As Restated

Revenue:
License fees	$15,236,591	$—	$15,236,591
Maintenance and services	4,688,809	445,891	5,134,700
Hardware	1,638,021	—	1,638,021
Total revenue	21,563,421	445,891	22,009,312

Cost of revenue:
License fees	1,506,585	—	1,506,585
Maintenance and services	2,821,546	—	2,821,546
Hardware	1,097,316	—	1,097,316
Total cost of revenue	5,425,447	—	5,425,447

Gross margin	16,137,974	445,891	16,583,865

Operating expenses:
Sales and marketing	6,867,767	—	6,867,767
Research and development	4,004,795	—	4,004,795
General and administrative	3,066,854	—	3,066,854
Total operating expenses	13,939,416	—	13,939,416

Operating income	2,198,558	445,891	2,644,449

Interest income	146,081	—	146,081
Income before income taxes	2,344,639	445,891	2,790,530
Benefit for income taxes	(5,780,000)	165,000	(5,615,000)
Net income	$8,124,639	$280,891	$8,405,530

Net income per share — basic	$0.82	$0.03	$0.85

Weighted average common shares outstanding — basic	9,875,771		9,875,771

Net income per share — diluted	$0.70	$0.03	$0.73

Weighted average common shares outstanding — diluted	11,572,949		11,572,949

Statement of Cash Flows:

	For the Nine Months Ended September 30, 2003
	As Reported	Adjustments	As Restated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,124,639	$280,891	$8,405,530
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	882,227	—	882,227
Provision for uncollectible accounts receivable	33,000	—	33,000
Deferred income taxes	(5,885,000)	165,000	(5,720,000)
Amortization of intangibles	90,000	—	90,000
Non-employee stock-based compensation	123,911	—	123,911
Changes in operating assets and liabilities:
Accounts receivable	(1,404,072)	—	(1,404,072)
Prepaid expenses and other current assets	(431,036)	—	(431,036)
Accounts payable	292,347	—	292,347
Deferred revenue	1,715,900	(445,891)	1,270,009
Accrued expenses and other current liabilities	540,335	—	540,335
Net cash provided by operating activities	4,082,251	—	4,082,251

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,454,664)	—	(1,454,664)
Purchases of marketable securities	(6,203,277)	—	(6,203,277)
Sales of marketable securities	3,428,650	—	3,428,650
Net cash used in investing activities	(4,229,291)	—	(4,229,291)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock under warrants	210,759	—	210,759
Proceeds from sale of common stock under stock plans	1,650,548	—	1,650,548
Net proceeds from private placement	18,990,515	—	18,990,515
Net cash provided by financing activities	20,851,822	—	20,851,822

NET INCREASE IN CASH AND CASH EQUIVALENTS	20,704,782	—	20,704,782

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	8,122,547	—	8,122,547
CASH AND CASH EQUIVALENTS, END OF PERIOD	$28,827,329	$—	$28,827,329

Pro Forma Stock-Based Employee Compensation:

	For the Three Months Ended September 30, 2003
	As Reported	Adjustments	As Restated
Net income, as reported	$6,805,007	$9,044	$6,814,051

Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(556,007)	870,966	314,959

Pro forma net income	$6,249,000	$880,010	$7,129,010

Net income per share – basic
As reported	$0.62	$—	$0.62
Pro forma	$0.57	$0.08	$0.65

Net income per share – diluted
As reported	$0.53	$—	$0.53
Pro forma	$0.49	$0.09	$0.58

	For the Nine Months Ended September 30, 2003
	As Reported	Adjustments	As Restated
Net income, as reported	$8,124,639	$280,891	$8,405,530

Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(1,573,639)	714,941	(858,698)

Pro forma net income	$6,551,000	$995,832	$7,546,832

Net income per share – basic
As reported	$0.82	$0.03	$0.85
Pro forma	$0.66	$0.10	$0.76

Net income per share – diluted
As reported	$0.70	$0.03	$0.73
Pro forma	$0.57	$0.11	$0.68

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

                        OPERATIONS (RESTATED)

Executive Summary

Following a period of revenue recovery in the first six months of 2004, Vital Images, Inc. (“Vital Images” or the “Company”) achieved a quarter of revenue growth for the 2004 third quarter ended September 30, 2004.  The Company reported revenue of $9.2 million, a 25% increase over $7.4 million in the same period of 2003 and a 16% sequential increase over $8.0 million achieved in the 2004 second quarter.  This increased 2004 year-to-date revenue through the nine months ended September 30, 2004 to $25.0 million, up 14% from $22.0 million for the nine-month period ended September 30, 2003.  Most of the Company’s revenue was generated from the U.S. computed tomography (“CT”) market, with 54% and 56% of the Company’s 2004 third-quarter and nine-month revenue, respectively, generated through its distribution agreement with Toshiba Medical Systems Corporation (“Toshiba”).  The Company achieved modest revenue from its McKesson Information Solutions relationship in the picture archiving and communication systems (“PACS”) market and recorded its first sale of ViTALConnect™, the Company’s first Web-enabled advanced visualization product, during the 2004 third quarter.  The Company anticipates that it will achieve 5% to 10% of its 2004 fourth quarter revenue from the PACS market and sales of ViTALConnect.

Vital Images recorded net income of $670,000, or $0.05 per diluted share, for the quarter ended September 30, 2004.  For the same period in 2003, the Company reported net earnings of $6.8 million, or $0.53 per diluted share, which included a net tax benefit of $5.7 million, or $0.45 per diluted share, related to the reversal of the Company’s deferred tax assets allowance.  The Company reported a net loss of $604,000, or $0.05 per share, for the first nine months of 2004.  All of the 2004 net loss is attributable to the loss incurred during the first quarter, which included the write-off of in-process research and development costs of $1.0 million discussed below.  For the nine-month period ended September 30, 2003, net income was $8.4 million, or $0.73 per diluted share.

In February 2004, the Company completed the acquisition of HInnovation, Inc. (“HInnovation”), a privately-held provider of software solutions that allow physicians to use PCs or notebook computers to access 2D, 3D and 4D medical imaging applications securely over the Internet.  This acquisition will enable the Company to take a significant step towards expanding its presence in the PACS and Web-based markets.  The Company’s ViTALConnect product is an adaptation of the product and technology acquired in the HInnovation acquisition.

The acquisition of HInnovation resulted in the use of $6.5 million in cash (including $0.5 million in acquisition costs) and the issuance of $6.1 million in common stock.  In addition, the acquisition also impacted the Company’s results of operations since February 18, 2004, the date of closing of the acquisition.  Results of operations were primarily affected by the write-off of in-process research and development costs of $1.0 million, which was charged to research and development expense.  During the three months ended September 30, 2004, the Company recorded amortization expense related to purchased intangible assets totaling $312,000, $270,000 of which was charged to cost of revenue, and other incremental expenses associated with operating HInnovation of approximately $125,000.  During the nine months ended September 30, 2004, the Company recorded amortization expense related to purchased intangible assets totaling $802,000, $697,000 of which was charged to cost of revenue, and other incremental expenses associated with operating HInnovation of approximately $300,000.

The Company has restated its consolidated financial statements and related footnote disclosures for the three months and nine months ended September 30, 2003 to correct the accounting for unrecognized deferred maintenance and service revenue from certain maintenance and service arrangements.  The Company has made the appropriate modifications to the consolidated statements of operations and consolidated statement of cash flows to give effect to the adjustment.  The adjustment for the deferred maintenance and service revenue affected maintenance and service revenue, total revenue, operating income, the benefit for income taxes and net income for both the three and nine month periods ended September 30, 2003.  There was no change to net income per diluted share for the three months ended September 30, 2003, but an increase to net income per diluted share for the nine months ended September 30, 2003.  The Company also restated the disclosures to the consolidated financial statements to correct the computation of pro forma stock-based employee compensation expense for the three and nine months ended September 30, 2003.  The effects of the restatements have been reflected in the discussion of Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q.

Overview

Vital Images develops, markets and supports 3D medical imaging software for use primarily in clinical diagnosis, disease screening and therapy planning.  The Company’s software applies proprietary computer graphics and image processing technologies to a wide variety of data supplied by CT and magnetic resonance (“MR”) scanners.  Vital Images’ products allow clinicians to create 2D, 3D and 4D views of human anatomy and to non-invasively navigate within these images to better visualize and understand internal structures and pathologies.  The Company believes that its high-speed visualization technology and customized protocols cost-effectively bring 3D visualization and analysis into the routine, day-to-day practice of medicine.  The Company, which operates in a single business segment, markets its products to healthcare providers and to manufacturers of PACS and diagnostic imaging systems through a direct sales force in the United States and independent distributors in international markets.

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

Allowance for doubtful accounts

The Company maintains an allowance for doubtful accounts that reflects the Company’s estimate of losses that may result from the uncollectibility of accounts receivable.  The allowance for doubtful accounts is based on an analysis of individual accounts for which the Company has information indicating the customer may not be able to pay amounts owed to the Company.  In these cases, based on the available facts and circumstances, the Company estimates the amount that will be collected from such customers.  The Company also evaluates the collectibility of its accounts receivable in the aggregate based on factors such as the aging of receivable amounts, customer concentrations, historical experience, current economic trends and conditions and specific customer facts.  The allowance for doubtful accounts is adjusted when additional information is received that impacts the amount reserved. If circumstances change, the Company’s estimates of the recoverability of accounts receivable could be reduced or increased by a material amount.  Such a change in estimated recoverability would be accounted for in the period in which the facts that give rise to the change become known to the Company.

Deferred tax asset

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

Goodwill and Long-Lived Asset

Goodwill is the excess of cost of an acquired entity over the amounts assigned to assets acquired and liabilities assumed in a business combination.  Based on the adoption of Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” goodwill is not amortized.  Goodwill will be tested for impairment annually, and will be tested for impairment between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired.  Impairment testing for goodwill is done at a reporting unit level. Reporting units are one level below the business segment level.  An impairment loss generally would be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit.  The Company currently has one reporting unit and therefore compares net assets to market value (market capitalization plus a control premium) when assessing goodwill for impairment.

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

Revenue Recognition

The Company licenses its software and sells products and services to end-users and also indirectly through original equipment manufacturers (“OEMs”) and independent distributors. Terms offered by the Company do not generally differ based on whether the customer is an end-user, OEM or independent distributor.  The Company offers terms that require payment within 30 to 90 days after product delivery.  The Company does not offer rights of return, acceptance clauses or price protection to its customers.

License fees revenue is derived from the licensing of computer software.  Hardware revenue is derived from the sale of system hardware, including peripheral equipment.  Maintenance and service revenue is derived from software maintenance and from telephone support, installation, training and engineering services. The Company’s software licenses are always sold as part of an arrangement that includes maintenance and support and often installation and training services.

Engineering services consist of software modification or development services that are sold separately to OEMs.  The Company generally sells hardware as part of a system sale, but it occasionally sells hardware as part of a system upgrade or additional product sale.

The Company recognizes revenue in accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended by SOP 98-4 and SOP 98-9, as well as Technical Practice Aids issued from time to time by the AICPA and Staff Accounting Bulletin No. 104. The Company recognizes revenue when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement, the product has been shipped or the services have been provided to the customer, the sales price is fixed or determinable, and collectibility is probable.

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

Software and Hardware — Revenue from license fees and hardware is recognized when shipment of the product has occurred, no significant Company obligations with regard to implementation remain and the Company’s services are not considered essential to the functionality of other elements of the arrangement.  See also “— Multiple Element Arrangements” below for further information.

Services — Revenue from maintenance and support arrangements is deferred and recognized ratably over the term of the maintenance and support arrangements.  Revenue from training and installation services is recognized as the services are provided to customers.  Revenue from engineering services, where the Company is performing significant customization or modification of software, is recognized using contract accounting on a percentage-of-completion basis.  The Company records revenue by reference to actual hours incurred to date and the estimated hours remaining to complete the services.

Multiple-Element Arrangements — The Company enters into arrangements with customers that include a combination of software products, system hardware, specified upgrades, maintenance and support, or installation and training services.  For such arrangements, the Company recognizes revenue using the residual value method.  The Company allocates the total arrangement fee among the various elements of the arrangement based on the relative fair value of each of the undelivered elements determined by vendor-specific objective evidence. The fair value of maintenance and support services is based upon the renewal rate for continued service arrangements.  The fair value of installation and training services is established based upon separate pricing for the services. In software arrangements for which the Company does not have vendor-specific objective evidence of fair value for all elements, revenue is deferred until the earlier of when vendor-specific objective evidence is determined for the undelivered elements (residual method) or when all elements have been delivered.

Excess and obsolete inventory

Under an existing purchase commitment described in “-Liquidity and Capital Resources” below, it is possible the Company may build some inventory of software licenses for the lung nodule product beginning in the fourth quarter of 2004.  Therefore, a new critical accounting policy was added in 2004 given that the Company’s total purchase commitment is $5.6 million of product over a three-year period.

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

The following table sets forth information from the Company’s Statements of Operations, expressed as a percentage of total revenue.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
	(Unaudited)		(Unaudited)
		(Restated)		(Restated)

Revenue:
License fees	67.1%	71.0%	67.6%	69.2%
Maintenance and services	26.6	24.3	26.4	23.3
Hardware	6.3	4.7	6.0	7.5
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
License fees	11.4	8.2	12.1	6.8
Maintenance and services	12.9	12.3	13.6	12.8
Hardware	3.9	3.5	4.3	5.1
Total cost of revenue	28.2	24.0	30.0	24.7
Gross margin	71.8	76.0	70.0	75.3
Operating expenses:
Sales and marketing	30.9	31.0	33.4	31.2
Research and development	16.7	17.7	22.8	18.2
General and administrative	13.5	13.0	16.2	13.9
Total operating expenses	61.1	61.7	72.4	63.3
Operating income (loss)	10.7	14.3	(2.4)	12.0
Interest income	1.1	0.9	1.0	0.7
Income (loss) before income taxes	11.8	15.2	(1.4)	12.7
Provision (benefit) for income taxes,net	4.6	(76.8)	1.0	(25.5)
Net income (loss)	7.2%	92.0%	(2.4)%	38.2%

Revenue

Total revenue increased 25% to $9,248,000 for the three months ended September 30, 2004 compared with $7,404,000 for the three months ended September 30, 2003.  For the nine months ended September 30, 2004, total revenue increased 14% to $25,024,000 compared with $22,009,000 for the same period in 2003.  The revenue increase was driven by increases in license fees revenue and maintenance and services revenue.

For the three months ended September 30, 2004, license fees revenue was $6,205,000, compared with $5,258,000 for the same period in 2003, an increase of 18%.  For the nine months ended September 30, 2004, license fees revenue grew 11% from $15,237,000 in the nine months ended September 30, 2003 to $16,918,000 for the 2004 period.  The increase in license fees revenue was a result of selling more optional software modules, as discussed in more detail below.

Total software license fees revenue reflects sales from the Company’s distribution agreement with Toshiba, including sales of optional software modules.  For the three months ended September 30, 2004, revenue from sales to Toshiba totaled $4,985,000, or 54% of total revenue, compared with revenue of $4,235,000, or 57% of total revenue for the three months ended September 30, 2003.  For the nine months ended September 30, 2004, revenue from sales to Toshiba totaled $13,976,000, or 56% of 2004 total revenue, compared with $10,057,000, or 46% of total revenue for the nine months ended September 30, 2003.  Toshiba’s increasing percentage of the Company’s total revenue on a year-to-date basis reflects Toshiba’s increasing share of the CT market.  Due to the timing of Toshiba’s fiscal year, revenue from the Company’s sales to Toshiba is generally stronger in the Company’s first and third quarters and lower as a percentage of total revenue in its second and fourth quarters.

Sales of options sold with Vitrea, including sales of third party products, increased 67% from $2,572,000 for the quarter ended September 30, 2003 to $4,305,000 for the quarter ended September 30, 2004.  For the nine months ended September 30, 2003, sales of options sold with Vitrea rose 48% from $7,463,000 to $11,046,000 for the same period in 2004.  Leading options sold with Vitrea for the first nine months of 2004 include the CT cardiac, InnerviewGI™ for virtual colonoscopy and the CT vessel probe options.  The number of Vitrea add-on modules sold by the Company increased from 388 for the three months ended September 30, 2003 to 537 for the three months ended September 30, 2004.

Maintenance and services revenue increased 37% to $2,463,000 for the three months ended September 30, 2004 compared with $1,799,000 for the three months ended September 30, 2003.  Maintenance and services revenue increased 29% to $6,604,000 for the nine months ended September 30, 2004, compared with $5,135,000 for the nine months ended September 30, 2003.  Accounting for the overall increase of $664,000 for the three-month period ended September 30, 2004 compared with the quarter ended September 30, 2003 was an increase of $374,000 in maintenance revenue, an increase of $216,000 in training revenue and an increase of $74,000 in installation services.  For the nine months ended September 30, 2004 compared with the same period in 2003, there was a net increase of $1,469,000 in maintenance and services revenue consisting of an increase of $934,000 in maintenance revenue, an increase of $537,000 in training revenue and a net decrease in installation and other services of $2,000.

The increases in maintenance revenue were due to the Company adding new customers to the installed base and adding customers whose maintenance had previously lapsed.  The installed base of Vitrea customers increased from over 1,200 at September 30, 2003 to over 1,700 at September 30, 2004.  The increases in training revenue were due to an overall increase in the number of training sessions sold with the customers’ initial purchases of software as well as the initiation of regional training seminars in 2004.  Installation services revenue has declined in 2004 due to Toshiba assuming more responsibility for the installation the Vitrea 2 software sold by it.  Under this arrangement, the Company’s installation effort is limited to telephone assistance during the installation process.  The Company provides engineering services infrequently and did not provide any such services during the first nine months of 2004.  During the first nine months of 2003, the Company rendered engineering services under product development agreements with Medtronic Surgical Navigation Technologies (“MSNT”), E-Z-EM, Inc. and Toshiba.  The Company generated $0 and $380,000 of revenue under these agreements for the three months and nine months ended September 30, 2003.

Hardware revenue increased 68% to $580,000 for the third quarter of 2004 from $346,000 in the third quarter of 2003.  For the nine months ended September 30, 2004, hardware revenue decreased 8% to $1,502,000 from $1,638,000 for the nine months ended September 30, 2003.  Although the Company sold more hardware platforms with Vitrea software purchases and hardware upgrades during the 2004 third quarter, total hardware revenue has declined for the first nine months of 2004 as compared with the same period in 2003 due to an increase in the number of software-only sales to end users in 2004.

Gross Margin

The gross margin percentage decreased to 72% and 70% for the three-and nine-month periods ended September 30, 2004, respectively, compared with 76% and 75%, respectively, for the same periods last year.  As expected, the gross margin percentage for 2004 is lower than the gross margin percentage for 2003 due to the amortization of intangible assets related to the HInnovation acquisition and the cost of third party products sold by the Company, principally the lung visualization module from R2 Technology, Inc. (“R2”).  During the three and nine months ended September 30, 2004, the Company charged $270,000 and $697,000, respectively, to cost of revenue for the amortization of intangible assets purchased in the HInnovation acquisition.

The Vitrea 2 system, consisting of Vitrea 2 software and third-party hardware, is designed to offer end-users an integrated 2D/3D/4D medical imaging system.  The Company receives a nominal discount when purchasing the third-party hardware for the Vitrea 2 system, and the Company’s gross margin percentage on the resale of this hardware approximates its discount.  During 2004, the Company began selling more third party software products, including lung visualization products from R2.  In addition, the Company began selling a fusion technology product from Mirada Solutions Limited during the 2004 third quarter.  The Company will receive a discount when purchasing these third-party software products, but the gross margin percentage earned will be considerably less than the gross margin percentage the Company earns on its own internally-developed software products.  Accordingly, the Company anticipates that its gross margin percentage on software license fee revenue, as well as the overall gross margin percentage for total revenue, could decrease in future periods if the revenue generated by the sale of these third party products is significant.

In addition, the gross margin percentage varies from quarter to quarter due to the impact of software-only revenue from Toshiba.  Due to the timing of Toshiba’s fiscal year, revenue from the Company’s sales to Toshiba is generally stronger in the Company’s first and third quarters and lower as a percentage of total revenue in the Company’s second and fourth quarters.  Accordingly, the Company’s gross margin percentage is typically higher in the Company’s first and third quarters and lower in its second and fourth quarters.

The overall gross margin percentage is also affected by royalties paid by the Company to third parties who supply technology that is imbedded in the Company’s products.  As the Company has grown and developed more products, it has increased its use of such third party technology.  Management expects that as additional new products and features are developed, the Company will continue to increase its use of such third party technology.  As a result, the overall gross margin percentage could decrease in future periods if the additional use of such third party technology is significant.

Sales and Marketing

Sales and marketing expenses increased to $2,860,000 for the three months ended September 30, 2004 from $2,294,000 for the three months ended September 30, 2003, a 25% increase.  For the nine months ended September 30, 2004, sales and marketing expenses increased 22%, growing from $6,868,000 for the nine months ended September 30, 2003 to $8,360,000 for the same period in 2004.

The increases were due to increases in compensation costs as a result of adding sales personnel and an increase in advertising and promotion costs for Vitrea 2.  Salaries and wages increased $92,000 and $531,000 for the three- and nine-month periods ended September 30, 2004, respectively, compared with the same periods in 2003.  The number of sales and marketing personnel increased from 34 at January 1, 2003 to 42 at September 30, 2004.  Due to this increase, travel and entertainment expenses increased $88,000 and $264,000 for the three-and nine-month periods ended September 30, 2004 compared with the same periods in 2003.  During the three months ended September 30, 2004, the Company increased its spending on advertising and promotion for Vitrea 2 by $197,000, with $167,000 of the increase related to the change in the E-Z-EM agreement discussed below.  In addition, there were also increased costs of $81,000 for the nine-month period ended September 30, 2004 as compared with the nine-month period ended September 30, 2003 for translation services to create interfaces and other materials to promote and use Vitrea 2 in foreign markets.  These increases were offset by decreases in costs of $69,000 and $326,000 for the three- and nine-month periods ended September 30, 2004 compared with the same periods in 2003 for outside consultants that assisted the Company with developing a new brand strategy that was launched in November 2003.  The Company expects sales and marketing costs to increase in future periods as a result of the cost of additional sales and marketing personnel and increased marketing activities for its products.

During the second quarter of 2004, the Company signed a new agreement with existing partner E-Z-EM, Inc.  Since 2001, E-Z-EM has distributed Vital Images’ CT colon option under the name InnerviewGI™, and Vital Images has sold the same product as an option to Vitrea 2.  Under the new agreement, E-Z-EM will continue to market the InnerviewGI brand to its core customer base and to host educational seminars training physicians for virtual colonoscopies using InnerviewGI.  Now E-Z-EM will refer all sales leads to the Company, which will rebrand its CT colon option as InnverviewGI.  Under the terms of the agreement, E-Z-EM will receive a royalty from future sales of InnerviewGI and will continue to share development costs for the product.  The new agreement will have the effect of increasing sales and marketing costs for the cost of the royalty and reducing cost of revenue, whereas past royalties had been charged under the prior agreement.

Research and Development

Research and development expenses increased 18% to $1,541,000 for the three months ended September 30, 2004 compared with $1,310,000 for the same period last year.  For the nine-month period ended September 30, 2004, research and development expenses were $5,699,000 compared with $4,005,000 for the same period in 2003, an increase of $1,695,000, or 42%.  The increase in expenses for the three months ended September 30, 2004 over the three months ended September 30, 2003 was due to increased salaries and wages from the addition of personnel, the majority of which came from the HInnovation acquisition.  Of the $1,695,000 expense increase for the nine months ended September 30, 2004 over the same period in 2003, $1,000,000 was due to the write-off of in-process research and development costs from the HInnovation acquisition, $295,000 was from additional salaries and wages due to the addition of more personnel, including those who joined the Company from the HInnovation acquisition, and $136,000 was from contractor workers hired to assist the Company in testing its software before commercial release.  Research and development expenses for the nine months ended September 30, 2004 also include $192,000 related to severance for the Company’s former vice-president of engineering and two other employees.

Excluding the $1,000,000 write-off of in-process research and development costs, the Company anticipates that research and development costs will continue to increase in future periods as the Company develops software tools for applications with large potential markets, such as cardiovascular disease, disease screening applications such as colon cancer, and surgical and therapy planning.  In addition, research and development expenses will also increase in future periods due to the development and enhancement of the products and technology purchased in the HInnovation acquisition.

General and Administrative

General and administrative expenses were $1,250,000 for the three-month period ended September 30, 2004, an increase of 29% from $967,000 incurred for the 2003 third quarter.  For the nine-month period ended September 30, 2004, general and administrative expenses increased 32% to $4,060,000 from $3,067,000 for the same period in 2003.  Of the increase in expenses for the three months ended September 30, 2004 over the same period in 2003, $125,000 was due to increased professional fees and costs of temporary workers incurred for complying with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, and the balance was due to growth in infrastructure costs as the business continued to grow.  Of the $994,000 increase for the nine months ended September 30, 2004 compared to September 30, 2003, $490,000 consisted of an increase in the allowance for doubtful accounts related to the significant deterioration in the ability of one end-user to pay.  In addition, there was a $311,000 increase in professional fees and costs for temporary workers due to higher professional services costs, including assistance with Securities and Exchange Commission (“SEC”) filings, assistance with compliance with the Sarbanes-Oxley Act of 2002 and legal fees related to assistance with SEC filings and patent work.  The Company believes that general and administrative expenses will increase in the fourth quarter due to the costs of compliance with the Sarbanes-Oxley Act of 2002 and in future periods due to increased infrastructure costs as the business grows.

Operating Income (Loss)

The increasing expenses attributable to the development of the Company’s infrastructure, the development and promotion of the Vitrea 2 product, the amortization of intangibles due to the HInovation acquisition and the write-off of in-process research and development from the HInnovation acquisition, net of increased revenue from Vitrea 2 and add-on software options and related service revenues, resulted in an operating loss of $598,000 for the nine months ended September 30, 2004 compared with operating income of $2,644,000 for the nine-month period ended September 30, 2003.  For the three months ended September 30, 2004, the Company increased revenue while limiting the increase of its operating expenses, resulting in operating income of $992,000 for the period compared with operating income of $1,055,000 for three-month period ended September 30, 2003.

Interest Income

Interest income increased to $96,000 from $70,000 for the three months ended September 30, 2004 and 2003, respectively, and to $238,000 from $146,000 for the nine months ended September 30, 2004 and 2003, respectively, due to increasing interest rates and to a higher average balance of cash, cash equivalents and marketable securities during the periods in 2004 compared with the same periods in 2003.  The higher average balance of cash was due to a private placement of the Company’s common stock, which closed in June 2003 and netted the Company approximately $19.0 million in net proceeds.

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

Excluding the in-process research and development costs of $1.0 million from the HInnovation acquisition in February 2004, the effective tax rate for both the three and nine months ended September 30, 2004 was 38%.  The 2004 total year effective tax rate, excluding the in-process research and development costs, is estimated to be 35%.  The decrease from 38% to 35% is a result of changes in tax law during the fourth quarter of 2004 which will increase the amount of research and development cost credits available to the Company.

The income tax benefit for the first nine months of 2003 consisted of a $5.9 million benefit related to the reversal of the valuation allowance for the Company’s net deferred tax assets discussed above, offset by income tax expense related to 2003 operating income.  As a result of the Company’s history of generating net operating losses, the Company had established a valuation allowance to completely reserve for the deferred tax assets of the Company.

Liquidity and Capital Resources

As of September 30, 2004, the Company had $31.2 million in cash, cash equivalents and marketable securities, working capital of $28.0 million and no borrowings, as compared to $34.2 million in cash, cash equivalents and marketable securities, working capital of $31.9 million and no borrowings as of December 31, 2003.

Operating activities

During the nine months ended September 30, 2004, cash provided by operations was $3.7 million, which consisted of an increase of $198,000 from changes in working capital accounts and $3.5 million of cash flow provided by operations.  Changes in the working capital accounts primarily related to an increase in accounts receivable and an increase in deferred revenue due to increased sales and an increased customer base.  The days’ sales outstanding on an annualized basis improved slightly to 76 days as of September 30, 2004 from 78 days as of September 30, 2003.  The changes in other working capital accounts were primarily driven by increased operations and the timing of cash payments.

During the nine months ended September 30, 2003, cash provided by operations was $4.1 million, which consisted of an increase of $268,000 from changes in working capital accounts and $3.8 million of cash flow provided by operations.  Changes in the working capital accounts primarily related to an increase in accounts receivable and an increase in deferred revenue due to increased sales and an increased customer base.  The changes in other working capital accounts were primarily driven by increased operations and the timing of cash payments.

Investing activities

The Company used cash of $21.0 million and $4.2 million for investing activities during the first nine months of 2004 and 2003, respectively.

The Company used $1,009,000 and $1,455,000 for property and equipment purchases during first nine months of 2004 and 2003, respectively.  The purchases for both periods were primarily to upgrade computer equipment and to purchase computer equipment for new personnel.  In addition, the Company purchased furniture and fixtures and leasehold improvements related to expansion of the Company’s offices in the first six months of 2003.  Management anticipates that the Company will continue to purchase property and equipment as necessary in the normal course of business.  Additionally, the Company anticipates increased property and equipment purchases in the fourth quarter of 2004 and first quarter of 2005 as the Company moves to its new corporate office in the first quarter of 2005.  The amount and timing of these purchases and the related cash outflows in future periods are difficult to predict and depend on a number of factors, including the hiring of employees and the rate of change of computer hardware.

During the first quarter of 2004, the Company completed the acquisition of HInnovation in accordance with the terms and conditions of an Acquisition Agreement and Plan of Reorganization dated as of January 8, 2004, using $6.5 million of cash.  See Note 6 to the Consolidated Financial Statements for additional information on the acquisition.

The Company used $13.5 million and $2.8 million relating to the net purchase and sale of marketable securities during the first nine months of 2004 and 2003, respectively.  The marketable securities are invested in U.S. government obligations, U.S. government agency obligations, corporate commercial obligations and certificates of deposits.

Financing activities

Cash provided by financing activities totaled $1.2 million and $20.9 million for the nine months ended September 30, 2004 and 2003, respectively.  The cash provided by financing activities for the first nine months of 2004 resulted from the sale of common stock upon the exercise of stock options granted under the Company’s stock plans and upon the exercise of warrants.  The cash provided by financing activities for the first nine months of 2003 resulted from the Company’s private placement of 1.5 million shares of common stock at $13.50 per share for net proceeds of $19.0 million, after deducting placement fees and other offering costs of $1.3 million; and $1.9 million from the sale of common stock upon the exercise of stock options granted under the Company’s stock plans and upon the exercise of warrants.

The Company has never paid or declared any cash dividends and does not intend to pay dividends in the near future.

The following summarizes the Company’s contractual obligations due each period, including purchase commitments as of September 30, 2004, and the effect such obligations are expected to have on our liquidity and cash flow:

		Payments Due by Year
	Remainder of 2004	2005	2006	2007	2008	2009 through 2012

Non-contingent Obligations:
Operating leases (1)	$109,000	$446,000	$452,000	$461,000	$711,000	$2,289,000
Contingent Obligations:
Purchase commitment (2)	385,000	1,715,000	1,890,000	1,575,000	—	—
HInnovation acquisition (3)	—	6,000,000	—	—	—	—
	$494,000	$8,161,000	$2,342,000	$2,036,000	$711,000	$2,289,000

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

(2)

The Company completed its development work to meet the clinical requirements for selling the lung nodule CAD software with Vitrea 2 on August 26, 2004. Under the agreement, the first purchase is required in the fourth quarter of 2004. The total purchase commitment will be a maximum of $5.6 million worth of product over a three-year commitment period. The purchase commitment price the Company must pay will be reduced if the selling price of the lung CAD product when sold directly to end-users by R2 falls below a specified price. The purchase commitment units the Company is required to purchase will be reduced if R2 and its other distributors of the lung CAD product are unable to sell as many units as the Company is required to purchase.

(3)

The merger consideration for HInnovation includes contingent milestone payments of up to a maximum of $6.0 million, comprised of $3.0 million in cash and $3.0 million in common stock. The Company expects the contingent milestone cash payments to be made as certain milestones are achieved over a 11- to 24-month period following the date of the acquisition.

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

New Accounting Pronouncement

In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition.” SAB 104 supercedes SAB 101, “Revenue Recognition in Financial Statements.” SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of Emerging Issues Task Force (“EITF 00-21”), “Accounting for Revenue Arrangements with Multiple Deliverables.” Additionally, SAB 104 rescinds the SEC’s Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (“the FAQ”) issued with SAB 101 that had been codified in Securities and Exchange Commission SAB Topic 13, “Revenue Recognition.” Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. Because the Company’s revenue recognition practices previously conformed to the interpretations codified by SAB No. 104, its adoption did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

Foreign Currency Transactions

Substantially all of the Company’s foreign transactions are negotiated, invoiced and paid in U.S. dollars.

Certain Important Factors

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and information that are based on management’s beliefs, as well as on assumptions made by, and upon information currently available to, management.  When used in this Form 10-Q, the words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” and “estimate” or similar expressions are intended to identify such forward-looking statements. However, this Form 10-Q also contains other forward-looking statements.  Forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions including, but not limited to, the following factors, which could cause the Company’s future results and shareholder values to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company: the dependence on growth of the industry in which the Company operates; the extent to which the Company’s products continue to gain market acceptance; the need for and availability of additional capital; regulatory approvals; the potential for litigation regarding patent and other intellectual property rights; the introduction of competitive products by others; dependence on major customers; fluctuations in quarterly results; the progress of product development; the availability of third-party reimbursement; and the receipt and timing of regulatory approvals and other factors detailed from time to time in the Company’s filings with the Securities and Exchange Commission, including those set forth under the heading “Important Factors” in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2003.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding the Company’s exposure to certain market risks, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2003, which is hereby incorporated herein.  There have been no significant changes in the financial instruments or market risk exposures from the amounts and descriptions disclosed therein.

ITEM 4.    CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was performed by the Company’s management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, the Company’s management, including its principal executive officer and principal financial officer, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2004.  However, as described below in “— Compliance with Section 404 of the Sarbanes-Oxley Act of 2002,” management later determined that the Company’s disclosure controls and procedures were not effective as of September 30, 2004 because the Company had a “material weakness” over the reporting of revenue from maintenance and services and a “material weakness” over the reporting of pro forma stock-based employee compensation expense in Note 5 to the financial statements.

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

During its procedures for preparing this Form 10-Q, the Company determined that it had a “material weakness” over the accounting for pro forma stock-based employee compensation expense required to be disclosed under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.”  The amount previously disclosed by the Company in the notes to the consolidated financial statements was in error due to a misapplication of SFAS No. 123.  The Company recently hired additional finance and accounting personnel that are experienced in applying the provisions of SFAS No. 123 and implemented additional review procedures to properly account for pro forma stock-based employee compensation expense.  By implementing its planned internal control improvements, the Company expects to remediate this material weakness by December 31, 2004.

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

PART II.  OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

None.

ITEM 2.          UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.          OTHER INFORMATION

None.

ITEM 6.          EXHIBITS

The following exhibits are filed with this Quarterly Report on Form 10-Q:

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