Form 10-K/A
period 2004-12-31
VITAL IMAGES INC
filed 2005-05-02
CIK 912888

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

Explanatory Note

This Amendment No. 1 on Form 10-K/A (the “Amendment”) to the Annual Report on Form 10-K filed by Vital Images, Inc. (the “Company”) for the fiscal year ended December 31, 2004 (the “Original Filing”), which was filed with the Securities and Exchange Commission on March 16, 2005, is being filed to amend the Original Filing as follows:

•   Item 9A is amended to update Management’s Report on Internal Control Over Financial Reporting to include management’s assessment of the effectiveness of the Company’s internal control over financial reporting and to update other disclosures contained in that Item;

•   The related report of the independent registered public accounting firm is included in the Amendment.

This Amendment No. 1 is filed pursuant to Securities and Exchange Commission Release No. 34-50754, which provides up to 45 additional days beyond the due date of the Original Filing for the filing of the above.

As a result of these amendments, (1) the certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed as exhibits to the Original Filing, have been re-executed and re-filed with this Amendment; and (2) a Consent of Independent Registered Public Accounting Firm dated April 29, 2005 to cover their report related to our internal control over financial reporting is being filed.

Except for the amendments described above, this Amendment does not modify or update other disclosures in, or exhibits to, the Original Filing.

Vital Images, Inc.
Form 10-K/A

Table of Contents

Item 9A.	Controls and Procedures
Item 15.	Exhibits and Financial Statement Schedules
Signatures

Item 9A. Controls and Procedures

Disclosure controls and procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under Securities Exchange Acts are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosure.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of Company management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”).  Based upon, and as of the date of this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were not effective, because of the material weaknesses discussed below.  In light of the material weaknesses described below, the Company performed additional analysis and other post-closing procedures to ensure that the consolidated financial statements were prepared in accordance with generally accepted accounting principles.  Accordingly, management believes that the financial statements previously filed with the Original Filing fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Management’s report on internal control over financial reporting

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

Management has completed its evaluation of the Company’s internal control over financial reporting as of December 31, 2004.  In making its assessment of internal control over financial reporting, management used the criteria described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management’s assessment identified the following material weaknesses in the Company’s internal control over financial reporting as of December 31, 2004:

(i) As of December 31, 2004, the Company did not maintain effective control over the accuracy and completeness of maintenance and services revenues and deferred revenues.  Specifically, effective controls were not in place to recognize maintenance and services revenue in the appropriate period.  This control deficiency resulted in the restatement of the Company’s consolidated financial statements for the year ended December 31, 2003, for the first and second quarters of 2004 and for the first, second and third quarters of 2003.  Additionally, this control deficiency could result in a misstatement of maintenance and services revenue and deferred revenue that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected.  Accordingly, management determined that this control deficiency constitutes a material weakness.

(ii) As of December 31, 2004, the Company did not maintain effective control over property and equipment.  Specifically, effective controls were not in place to verify the existence of certain property and equipment.  This control deficiency did not result in an adjustment to the Company’s consolidated financial statements; however, it could result in a misstatement of property and equipment that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected.  Accordingly, management determined that this control deficiency constitutes a material weakness.

(iii) As of December 31, 2004, the Company did not maintain effective control over the period-end financial reporting process.  Specifically, review and approval controls over quarterly financial results and related disclosures did not operate as designed for a sufficient period of time to demonstrate that they operate effectively.  This control deficiency did not result in an adjustment to the Company’s consolidated financial statements; however, it could result in a misstatement of accounts and disclosures that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected.  Accordingly, management determined that this control deficiency constitutes a material weakness.

Because of the material weaknesses discussed above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2004 based on the criteria in Internal Control—Integrated Framework.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included herein.

Remediation of material weaknesses

During the first quarter of 2005, the Company has implemented, or is in the process of implementing, the following remediation steps to address the material weaknesses described above:

•   The process of recognizing revenue related to maintenance and services has been redesigned to ensure more timely receipt of information from operational areas to ensure revenue is recognized in the appropriate period.

•   New procedures have been established to address the tagging and tracking of fixed assets to ensure that property and equipment can be adequately accounted for.

•   Controls related to the quarterly financial reporting process are being closely monitored to ensure they are operating as designed.  This material weakness was related to the third quarter of 2004.  Although the controls related to the review and approval of fourth quarter results did operate as designed, the controls have not operated for a sufficient period of time to demonstrate that they operate effectively.

In addition, the Company has added a number of additional personnel to its finance and accounting staff to ensure that all of the material weaknesses described above are appropriately remediated in a timely manner.  The additional personnel include a new Senior Director of Finance, a new Controller, a new Manager of Financial Reporting and Senior Staff Accountant, all of whom have strong public accounting and public company experience.  The Company believes that these remediation steps will correct the material weaknesses described above.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Vital Images, Inc.:

We have audited management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that Vital Images, Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, because the Company did not maintain effective controls over (i) the accuracy and completeness of maintenance and services revenues and deferred revenues, (ii) the existence of property and equipment and, (iii) the review and approval of quarterly financial results and related disclosures, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment as of December 31, 2004:

(i) As of December 31, 2004, the Company did not maintain effective control over the accuracy and completeness of  maintenance and services revenues and deferred revenues.  Specifically, effective controls were not in place to recognize maintenance and services revenue in the appropriate period.  This control deficiency resulted in the restatement of the Company’s consolidated financial statements for the year ended December 31, 2003, for the first and second quarters of 2004 and for the first, second and third quarters of 2003.  Additionally, this control deficiency could result in a misstatement of maintenance and services revenue and deferred revenue that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected.  Accordingly, management determined that this control deficiency constitutes a material weakness.

(ii) As of December 31, 2004, the Company did not maintain effective control over property and equipment.  Specifically, effective controls were not in place to verify the existence of certain property and equipment.  This control deficiency did not result in an adjustment to the Company’s consolidated financial statements; however, it could result in a misstatement of property and equipment that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected.  Accordingly, management determined that this control deficiency constitutes a material weakness.

(iii) As of December 31, 2004, the Company did not maintain effective control over the period-end financial reporting process.  Specifically, review and approval controls over quarterly financial results and related disclosure did not operate as designed for a sufficient period of time to demonstrate that they operate effectively.  This control deficiency did not result in an adjustment to the Company’s consolidated financial statements; however, it could result in a misstatement of accounts and disclosures that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected.  Accordingly, management determined that this control deficiency constitutes a material weakness.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and this report does not affect our report dated March 2, 2005 on those consolidated financial statements.

In our opinion, management’s assessment that Vital Images, Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the COSO. Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Vital Images, Inc. has not maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Vital Images, Inc. at December 31, 2004 and 2003 and for each of the three years in the period ended December 31, 2004 and in our report dated March 2, 2005 we expressed an unqualified opinion thereon.

/s/ PricewaterhouseCoopers LLP
Minneapolis, Minnesota
April 29, 2005

Item 15.  Exhibits and Financial Statement Schedules.

(a)(3)  Listing of Exhibits

The Exhibits required to be a part of this Report are listed in the Index to Exhibits.

(b)        Exhibits

See Item 15(a)(3) above.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Minneapolis, Minnesota, on the second day of May, 2005.

Vital Images, Inc.

By:	/s/Michael H. Carrel
Michael H. Carrel
Chief Financial Officer and Vice President-Finance (Principal Financial Officer and Principal Accounting Officer)

Vital Images, Inc.
Form 10-K

Index to Exhibits

Item No.	Description

23.1	Consent of PricewaterhouseCoopers LLP (filed herewith electronically).

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