Form 10-K/A
period 2004-12-31
VITAL IMAGES INC
filed 2005-05-04
CIK 912888

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

Explanatory Note

This Amendment No. 2 on Form 10-K/A (the “Amendment”) to the Annual Report on Form 10-K for the fiscal year ended December 31, 2004, which was originally filed with the Securities and Exchange Commission on March 16, 2005 and amended by Amendment No. 1 filed on May 2, 2005 (the “Original Filing”), is being filed to amend the Original Filing as follows:

•          Item 4 of the certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed as exhibits to the Original Filing, have been updated to cover management’s report on internal control over financial reporting; and

•          A currently dated consent letter is included from the Company’s Independent Registered Public Accounting Firm dated May 3, 2005 to cover their report related to internal control over financial reporting.

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

(b)                       Exhibits

See Item 15(a)(3) above.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Minneapolis, Minnesota, on the fourth day of May, 2005.

Vital Images, Inc.

By:	/s/Michael H. Carrel
Michael H. Carrel
Chief Financial Officer and Vice President-Finance (Principal Financial Officer and Principal Accounting Officer)

Vital Images, Inc.
Form 10-K/A

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