Form 10-Q
period 2005-03-31
VITAL IMAGES INC
filed 2005-05-10
CIK 912888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES
EXCHANGE ACT OF 1934

For the transition period from          to

Commission File Number 0-22229

VITAL IMAGES, INC.

(Exact name of registrant as specified in its charter)

Minnesota

42-1321776

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5850 Opus Parkway, Suite 300 Minnetonka, Minnesota	55343-4414
(Address of principal executive offices)	(Zip Code)

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

On May 2, 2005, there were 12,266,597 shares of the Registrant’s common stock, par value $.01 per share, outstanding.

Vital Images, Inc.

Form 10-Q

March 31, 2005

Part I. Financial Information

Item 1.  Financial Statements

Vital Images, Inc.
Consolidated Balance Sheets

	March 31, 2005	December 31, 2004
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$21,405,126	$24,119,157
Marketable securities	11,461,370	11,546,140
Accounts receivable, net	14,001,102	8,090,359
Deferred income taxes	600,000	600,000
Prepaid expenses and other current assets	1,624,915	1,092,495
Total current assets	49,092,513	45,448,151

Property and equipment, net	5,321,411	3,222,367
Deferred income taxes	8,702,000	8,454,000
Licensed technology, net	300,000	330,000
Other intangible assets, net	5,456,000	5,777,000
Goodwill	6,052,744	6,052,744
Total assets	$74,924,668	$69,284,262

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,954,237	$1,892,657
Accrued compensation	1,731,634	3,175,354
Accrued royalties	696,088	573,985
Other current liabilities	723,192	673,131
Deferred revenue	9,661,457	8,136,844
Total current liabilities	15,766,608	14,451,971

Deferred revenue	390,567	277,568
Deferred rent	1,344,849	—
Total liabilities	17,502,024	14,729,539

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock: $0.01 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock: $0.01 par value; 20,000,000 shares authorized; 12,216,419 and 12,007,160 shares issued and outstanding, respectively	122,569	120,072
Additional paid-in capital	68,204,025	65,813,282
Deferred stock-based compensation	(540,603)	—
Accumulated other comprehensive loss	(55,850)	(47,865)
Accumulated deficit	(10,307,497)	(11,330,766)
Total stockholders’ equity	57,422,644	54,554,723
Total liabilities and stockholders’ equity	$74,924,668	$69,284,262

(The accompanying notes are an integral part of the consolidated financial statements.)

Vital Images, Inc.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended March 31,
	2005	2004

Revenue:
License fees	$7,330,998	$5,540,612
Maintenance and services	3,350,855	1,988,528
Hardware	643,075	286,828
Total revenue	11,324,928	7,815,968

Cost of revenue:
License fees	1,080,700	1,003,627
Maintenance and services	1,226,036	1,090,203
Hardware	365,575	243,240
Total cost of revenue	2,672,311	2,337,070

Gross profit	8,652,617	5,478,898

Operating expenses:
Sales and marketing	3,420,044	2,701,577
Research and development	1,778,161	1,682,323
General and administrative	1,590,387	1,736,776
Loss on operating lease	493,000	—
Acquired in-process research and development	—	1,000,000
Total operating expenses	7,281,592	7,120,676

Operating income (loss)	1,371,025	(1,641,778)

Interest income	163,244	65,212
Income (loss) before income taxes	1,534,269	(1,576,566)
Provision (benefit) for income taxes, net	511,000	(224,308)
Net income (loss)	$1,023,269	$(1,352,258)

Net income (loss) per share – basic	$0.08	$(0.12)
Net income (loss) per share – diluted	$0.08	$(0.12)

Weighted average common shares outstanding - basic	12,070,838	11,338,829
Weighted average common shares outstanding - diluted	12,953,393	11,338,829

(The accompanying notes are an integral part of the consolidated financial statements.)

Vital Images, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$1,023,269	$(1,352,258)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	477,595	371,998
Amortization of identified intangibles	351,000	193,000
Provision for doubtful accounts	(184,395)	499,000
Amortization of discount and accretion of premium on marketable securities	107,314	59,293
Stock-based compensation - employee	16,569	—
Stock-based compensation - non-employee	1,418	(9,463)
Loss on operating lease	493,000	—
Amortization of deferred rent	(29,658)	—
Deferred income taxes	(248,000)	(385,308)
Tax benefit from stock option transactions	759,000	146,000
Acquired in-process research and development	—	1,000,000
Changes in operating assets and liabilities, net of effect from acquisition:
Accounts receivable	(5,726,348)	(1,190,277)
Prepaid expenses and other assets	(532,420)	155,660
Accounts payable	610,543	(332,820)
Accrued and other liabilities	(1,570,403)	569,253
Deferred revenue	1,637,612	829,404
Deferred rent	1,180,354	—
Net cash provided by (used in) operating activities	(1,633,550)	553,482

Cash flows from investing activities:
Purchases of property and equipment	(2,125,602)	(146,728)
Purchases of marketable securities	(3,065,359)	(6,892,367)
Sales of marketable securities	3,034,830	1,468,500
Acquisition of HInnovation, Inc., net of cash acquired	—	(6,498,096)
Net cash used in investing activities	(2,156,131)	(12,068,691)

Cash flows from financing activities:
Proceeds from sale of common stock under stock plans	1,075,650	525,542
Net cash provided by financing activities	1,075,650	525,542

Net decrease in cash and cash equivalents	(2,714,031)	(10,989,667)
Cash and cash equivalents, beginning of period	24,119,157	30,111,613
Cash and cash equivalents, end of period	$21,405,126	$19,121,946

Supplemental cash flow information:
Purchases of property and equipment with accounts payable	$751,792	$—

(The accompanying notes are an integral part of the consolidated financial statements.)

Vital Images, Inc.

Notes to Consolidated Financial Statements (Unaudited)

1.                Basis of presentation

The accompanying unaudited consolidated financial statements of Vital Images, Inc. (“Vital Images” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments, for a fair presentation, have been included. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the year ending December 31, 2005. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, HInnovation, Inc.. All significant intercompany accounts and transactions have been eliminated.  The Company operates as a single business segment.  The Company markets its products to healthcare providers and to manufacturers of diagnostic imaging systems and picture archive and communication systems (“PACS”) through a direct sales force in the United States and independent distributors in international markets.

Certain reclassifications have been made to conform prior period data to current period presentation.  These reclassifications had no effect on results of operations or cash flows from operations.

2.           Major customer and geographic data

The following customer accounted for more than 10% of the Company’s total revenue for the periods indicated:

	For the Three Months Ended March 31,
	2005	2004

Toshiba Medical Systems Corporation	$6,240,000	$5,351,000
Percentage of total revenue	55%	68%

The Company’s accounts receivable are generally concentrated with a small base of customers.  As of March 31, 2005 and December 31, 2004, Toshiba Medical Systems Corporation accounted for 42% and 23% of accounts receivable, respectively.

Export revenue amounted to 14% and 15% of total revenue for the three months ended March 31, 2005 and 2004, respectively.  Substantially all of the Company’s export revenue is negotiated, invoiced and paid in U.S. dollars.  Gross export revenue by geographic area based on end user location is summarized as follows:

	For the Three Months Ended March 31,
	2005	2004

Europe	$860,000	$798,000
Asia and Pacific Region	596,000	280,000
Canada	72,000	46,000
Mexico and other foreign countries	36,000	16,000
Totals	$1,564,000	$1,140,000

3.           Stock-based compensation

The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and complies with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of Financial Accounting Standards Board (“FASB”) Statement No. 123.”  See Note 12 to the consolidated financial statements for discussion on SFAS No. 123 (revised 2004), “Share-Based Payment”.

The Company has adopted the disclosure-only provisions of SFAS No. 123. For purposes of the pro forma disclosures below, the estimated fair value of the options and restricted stock is amortized to expense over the vesting period. Had compensation cost for the Company’s stock options and restricted stock awards been recognized based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company’s net income would have been adjusted to the pro forma amounts indicated below:

	For the Three Months Ended March 31,
	2005	2004

Net income (loss), as reported	$1,023,269	$(1,352,258)

Add: Stock-based employee compensation expense included in reported net income (loss), net of taxes	16,569	—

Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(429,831)	(575,748)
Pro forma net income (loss)	$610,007	$(1,928,006)

Net income (loss) per share – basic:
As reported	$0.08	$(0.12)
Pro forma	$0.05	$(0.17)

Net income (loss) per share – diluted:
As reported	$0.08	$(0.12)
Pro forma	$0.05	$(0.17)

The pro forma effects on the net income (loss) for the three months ended March 31, 2005 and 2004 may not be indicative of the future results for the full fiscal year due to continuing option activity and other factors.

4.           Per share data

Basic earnings (loss) per share is computed using net income and the weighted average number of common shares outstanding. Diluted earnings (loss) per share reflect the weighted average number of common shares outstanding plus any potentially dilutive shares outstanding during the period.  Potentially dilutive shares consist of shares issuable upon the exercise of stock options and warrants.  As discussed in Note 10 to the consolidated financial statements, the contingent stock consideration related to the acquisition of HInnovation, Inc. has not been earned; accordingly, there was no impact on the Company’s diluted earnings (loss) per share.

The computations for basic and diluted net income (loss) per share for each period are as follows:

	For the Three Months Ended March 31,
	2005	2004

Numerator:
Net income (loss)	$1,023,269	$(1,352,258)

Denominator:
Denominator for weighted average common shares outstanding - basic	12,070,838	11,338,829
Dilution associated with common stock warrants	—	—
Dilution associated with the Company’s stock-based compensation plans	882,555	—
Denominator for weighted average common shares outstanding - diluted	12,953,393	11,338,829

Net income (loss) per share – basic	$0.08	$(0.12)

Net income (loss) per share – diluted	$0.08	$(0.12)

For the three months ended March 31, 2005, options and restricted stock to purchase 335,495 shares of common stock, respectively, were excluded from the diluted earnings per share computation because they were anti-dilutive.  For the three months ended March 31, 2004, options and warrants to purchase 2,712,000 shares of common stock were excluded from the diluted earnings per share computation because they were anti-dilutive.

5.           Comprehensive income (loss)

Comprehensive income (loss) as defined by SFAS No. 130, “Reporting Comprehensive Income”, includes net income (loss) and items defined as other comprehensive income (loss).  SFAS No. 130 requires that items defined as other comprehensive income (loss), such as foreign currency translation adjustments and unrealized gains and losses on certain marketable securities, be separately classified in the financial statements.  Such items are reported in the consolidated statements of stockholders’ equity as comprehensive income (loss).

The components of comprehensive income (loss) were as follows:

	For the Three Months Ended March 31,
	2005	2004

Net income (loss)	$1,023,269	$(1,352,258)
Other comprehensive loss:
Net change in unrealized loss on available-for-sale investments	(7,985)	(8,221)
Comprehensive income (loss)	$1,015,284	$(1,360,479)

Accumulated other comprehensive loss at March 31, 2005 and December 31, 2004 was $55,850 and $47,865, respectively.

6.           Pro forma information

The following unaudited pro forma condensed consolidated results of operations have been prepared as if the acquisition of HInnovation, Inc. in February of 2004 had occurred as of the beginning of the period presented.  Pro forma adjustments relate to amortization of identified intangible assets, acquired in-process research and development and income taxes.  The unaudited pro forma condensed consolidated results of operations are for comparative purposes only and are not necessarily indicative of results that would have occurred had the acquisition occurred as of the beginning of the period presented, nor are they necessarily indicative of future results.

For the Three Months Ended March 31, 2004

Revenue	$7,843,968

Net loss	$(475,251)

Net loss per share – diluted	$(0.04)

7.           Other intangible assets and goodwill

Acquired intangible assets subject to amortization were as follows:

	March 31, 2005			December 31, 2004
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value

Existing software technology	$3,400,000	$(769,000)	$2,631,000	$3,400,000	$(598,000)	$2,802,000
Patents and patent applications	3,000,000	(486,000)	2,514,000	3,000,000	(378,000)	2,622,000
Non-compete/employment agreements	500,000	(189,000)	311,000	500,000	(147,000)	353,000
Total intangible assets subject to amortization	$6,900,000	$(1,444,000)	$5,456,000	$6,900,000	$(1,123,000)	$5,777,000

Intangible assets subject to amortization are amortized on a straight-line basis over the estimated period of benefit.  Amortization expense related to other intangible assets was $321,000 and $163,000 for the three months ended March 31, 2005 and 2004, respectively.   The estimated future amortization expense for identified intangible assets is as follows:

Remainder of 2005	$963,000
2006	1,284,000
2007	1,133,000
2008	1,116,000
2009 through 2011	960,000
$5,456,000

Goodwill

The changes in the carrying amount of goodwill for the three months ended March 31, 2005 was as follows:

Balance as of December 31, 2004	$6,052,744
Goodwill acquired during the period	—
Balance as of March 31, 2005	$6,052,744

8.           Deferred revenue

	March 31, 2005	December 31, 2004

Maintenance and support	$5,483,941	$4,734,764
Training	2,816,537	2,697,892
Installation	263,417	309,200
Software	991,287	454,108
Hardware and other	496,842	218,448
Total deferred revenue	10,052,024	8,414,412
Less current portion	(9,661,457)	(8,136,844)
Long-term portion of deferred revenue	$390,567	$277,568

9.           Income taxes

The Company’s quarterly consolidated effective income tax rate is 33.3% for the three months ended March 31, 2005, which is based on the Company’s estimated effective income tax rate for fiscal 2005, compared to 14.2% for the same period in 2004 and the consolidated effective income tax rate of 66.5% for fiscal 2004.  The 2005 effective income tax rate is anticipated to be lower than the Company’s combined federal and state statutory rates of 38% as a result of research and development credits, which are a direct reduction of taxes.  The 2004 effective income tax rate was impacted by the $1.0 million IPR&D charge, which was not tax deductible.

The provision for income taxes consists of provisions for federal and state income taxes.  Losses incurred by the Company’s China subsidiary are not recognized as a benefit to the provision for income taxes because such losses are fully reserved, as it has been determined that it is more likely than not that no tax benefit will be realized relating to these losses in the future.  The consolidated income tax rate is a composite rate reflecting the earnings in the various locations and the applicable rates.

The Company reviews its annual effective income tax rate on a quarterly basis and makes changes as necessary. The estimated annual effective income tax rate may fluctuate due to changes in forecasted annual operating income; changes to the valuation allowance for net deferred tax assets; changes to actual or forecasted permanent book to tax differences; impacts from future tax settlements with state, federal or foreign tax authorities; or impacts from tax law changes. In addition, the Company identifies items which are not normal and recurring in nature and treats these as discrete events. The tax effect of discrete items is booked entirely in the quarter in which the discrete event occurs.

10.    Commitments and contingencies

Contingent consideration related to acquisition

The Company has a contingent consideration agreement related to the acquisition of HInnovation, Inc. in February 2004.  The contingent consideration consists of a maximum of $6.0 million of contingent milestone payments comprised of $3.0 million in common stock and $3.0 million in cash.  The contingent milestone payments are based on 1) the achievement of certain revenue targets resulting from the sale of products containing HInnovation technology during the period from the closing date of the acquisition through March 25, 2005; 2) the porting of Vital Images’ product to HInnovation’s product platform and the commercial launch thereof; and 3) licensing the HInnovation patented technology within 24 months after the closing date, which is February 18, 2006.  The number of shares issued under the contingent milestone payments will be determined based on the average closing price of the Company’s common stock during the 10 trading days before completion of the milestone objective.  However, the Acquisition Agreement provides that the number of shares of Vital Images common stock comprising the contingent consideration cannot exceed 300,000 shares.  If, at the time of its issuance, the value of such stock is less than $3.0 million due to this limitation on the number of shares, Vital Images will pay the shortfall in cash.  Any contingent payments made by the Company will result in an increase in goodwill. As of March 31, 2005, no contingent payments had been earned.  As of March 31, 2005, the remaining potential maximum contingent consideration was $4.5 million, which consisted of $3.0 million in common stock and $1.5 million in cash.

Marketing agreement

In April 2005, the Company entered into a new agreement with R2 Technology, Inc. (“R2”) to market R2’s lung nodule CAD software product to the Company’s customers.  The new agreement replaces the Company’s November 2002 agreement with R2.  Under the new agreement, all previous commitments were cancelled and replaced with a new commitment.  Beginning in the third quarter of 2005, the Company has committed to R2 certain minimum revenues from the sale of R2 products over a 12-quarter period.  The Company will receive a commission from R2 as consideration for the Company’s marketing efforts and access to the Company’s customers.  This commission will be the only revenue the Company will recognize under the new agreement.  The new agreement states that to the extent the quarterly minimum revenue commitments are not met, the Company will pay R2 the difference between the minimum revenue commitment and the actual revenues achieved (shortfall payments).  The maximum total revenue commitment over the 12-quarter period beginning in the third quarter of 2005 is $5.0 million.  However, beginning in the second quarter of 2006, the quarterly minimum revenue commitments will be reduced i) to the extent revenue generated by R2 under this agreement is below the minimum revenue commitment or ii) to the extent R2 is unable to generate revenue outside of its relationship with the Company.   If R2 generates no revenue under this agreement, the estimated maximum shortfall payments would total approximately $2.5 million.

11.         Other items

Loss on operating lease – In March 2004, the Company signed a non-cancelable operating lease for a new office facility in Minnetonka, Minnesota.  The new lease term started in February 2005 and expires in January 2012.  The Company moved into the Minnetonka location and moved out of its Plymouth, Minnesota location in February 2005.  The Company’s office facility in Plymouth expires on July 31, 2005 with the exception of a small portion of the space that is under lease until May 31, 2006.  Under the terms of the new lease, the Minnetonka lessor will pay the monthly base rent payments and taxes and operating cost rent obligation payments for the Company’s former office facility in Plymouth beginning in February 2005.   In the first quarter of 2005, the Company recorded a lease loss of $493,000 related to the abandonment of the Plymouth office facility.  The estimated lease payments to be made by the Minnetonka landlord to the Plymouth landlord are considered a lease incentive and recorded as an immediate charge and deferred rent, which is amortized as a reduction of rent expense through the term of the lease.

Acquired in-process research and development – Results for the first quarter of 2004 included a $1.0 million write-off of in-process research and development costs related to the HInnovation acquisition.

12.         New accounting pronouncement

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”. SFAS No. 123R supersedes APB Opinion No. 25, which requires recognition of an expense when goods or services are provided. SFAS No. 123R requires the determination of the fair value of the share-based compensation at the grant date and the recognition of the related expense over the period in which the share-based compensation vests. SFAS No. 123R permits a prospective or two modified versions of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by the original SFAS No. 123.  In April 2005, the Securities and Exchange Commission adopted a new rule that amends the compliance dates for SFAS No. 123R.  The Company is required to adopt the provisions of SFAS No. 123R effective January 1, 2006, at which time the Company will begin recognizing an expense for unvested share-based compensation that has been issued or will be issued after that date. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The Company has not yet finalized its decision concerning the transition option it will utilize to adopt SFAS No. 123R.  The Company is currently assessing its stock-based compensation strategy and related tax implications.  Future stock-based compensation may differ from pro forma amounts. The Company expects the impact of the adoption of SFAS No. 123R to be material to its consolidated financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive summary

Vital Images, Inc. (the “Company”) achieved significant growth in the first quarter of 2005.  Total revenue increased 45% to $11.3 million compared to $7.8 million in the first quarter of 2004.  Pretax income for the first quarter of 2005 was $1.5 million, which included amortization of identified intangibles of $351,000 and a charge related to the Company’s operating lease for its old office facility of $493,000.  The Company recorded net income of $1.0 million, or $0.08 per diluted share, in the first quarter of 2005 compared to a net loss of $1.4 million, or $0.12 per diluted share, in the first quarter of 2004, which included a write-off of in-process research and development costs of $1.0 million related to the HInnovation, Inc. acquisition, which closed in February 2004.   Operating costs in the first quarter of 2005 included a bad debt expense recovery of $184,000 relating to a partial recovery of an outstanding receivable that was written off in the first quarter of 2004; the recovery resulted in a $684,000 change in bad debt expense from the first quarter of 2004 to the first quarter of 2005.

Throughout the Company’s history, a significant portion of the Company’s revenue has been generated from the U.S. computed tomography (“CT”) market.  Going forward, the Company anticipates a growing contribution from other sources, including an expanding picture archive and communication systems (“PACS”) market, sales of Web-based products and the Company’s installed customer base.  In February 2004, the Company acquired HInnovation, Inc., a privately-held provider of software solutions that allow physicians to use PCs to access 2D, 3D and 4D medical imaging applications securely over the Internet, which represents another step towards expanding the Company’s presence in the PACS and Web-based markets.

Overview

The Company develops, markets and supports enterprise-wide advanced visualization software for use primarily in clinical diagnosis, disease screening and therapy planning.  The Company’s software applies proprietary computer graphics and image processing technologies to a wide variety of data supplied by CT, magnetic resonance (“MR”) and positron emission tomography (“PET”) scanners.  The Company’s products allow clinicians to create 2D, 3D and 4D views of human anatomy and to non-invasively navigate within these images to better visualize and understand internal structures and pathologies.  The Company believes that its high-speed visualization technology and customized protocols cost-effectively bring 3D visualization and analysis into the routine, day-to-day practice of medicine.  The Company, which operates in a single business segment, markets its products to healthcare providers and to manufacturers of diagnostic imaging systems and PACS through a direct sales force and independent distributors in the United States and independent distributors in international markets.  Vital Images’ common stock is currently traded on The NASDAQ National Market under the symbol VTAL.

Critical Accounting Policies and Estimates

The Company has adopted various accounting policies to prepare the condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America.  The most significant accounting policies are disclosed in Note 2 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Management’s discussion and analysis of financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The Company continually evaluates its critical accounting policies and estimates.

The Company believes the critical accounting polices listed below reflect significant judgments, estimates and assumptions used in the preparation of its consolidated financial statements.

Allowance for doubtful accounts

The Company maintains an allowance for doubtful accounts at an amount estimated to be sufficient to provide adequate protection against losses resulting from extending credit to the Company’s customers. In judging the adequacy of the allowance for doubtful accounts, the Company considers multiple factors, including historical bad debt experience, the general economic environment, the need for specific client reserves and the aging of the Company’s receivables.  This provision is included in operating expenses as a general and administrative expense in the consolidated statements of operations.  A considerable amount of judgment is required in assessing these factors. If the factors utilized in determining the allowance do not reflect future performance, then a change in the allowance for doubtful accounts would be necessary in the period such determination has been made, which would impact future results of operations.  As of March 31, 2005, the allowance for doubtful accounts was $583,000 for gross accounts receivable of $14.6 million.

Deferred taxes

Significant judgment is required in determining the realizability of the Company’s deferred tax assets.  The Company must assess the likelihood that its net deferred tax assets will be recovered from future taxable income, and to the extent the Company believes that recovery is not likely, it must establish a valuation allowance.  To the extent the Company establishes a valuation allowance, it must include an expense within the tax provision in the statement of operations.  As of March 31, 2005, the consolidated balance sheet included net deferred tax assets of $9.3 million.

The Company’s methodology for determining the realizability of its deferred tax assets involves estimates of future taxable income from its core business, the estimated impact of future tax deductions from the exercise of stock options outstanding as of each balance sheet date, and the expiration dates and amounts of net operating loss carryforwards and other tax credits.  These estimates are projected through the life of the related deferred tax assets based on assumptions which management believes to be reasonable and consistent with current operating results.

Although the Company had cumulative pre-tax income for financial reporting purposes for the three years ended December 31, 2004, the Company did not pay any significant income taxes for that period due to tax deductions from the exercise of stock options as well as its utilization of net operating losses.  In assessing the realizability of its deferred tax assets as of each balance sheet date, the Company considered evidence regarding its ability to generate sufficient future taxable income to realize its deferred tax assets. The primary evidence considered included the cumulative pre-tax income for financial reporting purposes for the past three years; the cumulative tax operating loss for the past three years; the estimated impact of future tax deductions from the exercise of stock options outstanding as of each balance sheet date; and the estimated future taxable income based on historical operating results.

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

As of March 31, 2005, the Company updated its analysis to reflect the necessary changes in estimates and determined that no increase in the valuation allowance was necessary related to previously recorded deferred tax assets.

The Company also concluded that it was more likely than not that the net deferred tax assets of $9.3 million as of March 31, 2005 and the estimated future tax deductions from the exercise of stock options outstanding as of March 31, 2005 would be utilized prior to expiring.  Based on this conclusion, the Company would require approximately $40 million in cumulative future taxable income to be generated at various times over the next 20 years to realize the related net deferred tax assets of $9.3 million as of March 31, 2005 as well as the estimated future tax deductions from the exercise of stock options outstanding and in-the-money as of March 31, 2005.

If the Company adjusts its estimates of future taxable income or tax deductions from the exercise of stock options,

or the Company’s stock price increases significantly without an increase in taxable income, the Company may need to establish additional valuation allowances, which could materially impact its financial position and results of operations.

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

The Company’s long-lived assets consist of property and equipment of $5.3 million, licensed technology of $300,000 and other intangible assets subject to amortization of $5.5 million as of March 31, 2005.

Goodwill and other intangible assets with indefinite lives

The Company accounts for goodwill and other intangible assets in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”.  Under SFAS No. 142, goodwill and intangible assets with indefinite lives are not amortized to expense and must be reviewed for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired.  The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill.  The Company operates as one reporting unit and therefore compares the book value to the market value (market capitalization plus a control premium).  If the market value exceeds the book value, goodwill is considered not impaired, thus the second step of the impairment test is not necessary.  If the Company’s book value exceeds the market value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any.  The second step of the goodwill impairment test, used to measure the amount of impairment loss, compares the implied fair value of the goodwill with the book value of the goodwill.  If the carrying value of the goodwill exceeds the implied fair value of the goodwill, an impairment loss would be recognized in an amount equal to the excess.  Any loss recognized cannot exceed the carrying amount of goodwill.  After a goodwill impairment loss is recognized, the adjusted carrying amount of goodwill is its new accounting basis.  Subsequent reversal of a previously recognized goodwill impairment loss is prohibited once the measurement of that loss is completed.  The Company completed the annual goodwill impairment assessment as of December 31, 2004, upon which no impairment was identified.

Commitments and contingencies

In April 2005, the Company entered into a new agreement with R2 Technology, Inc. (“R2”) to market R2’s lung nodule CAD software product to the Company’s customers.  The new agreement replaces the Company’s November 2002 agreement with R2.  Under the new agreement, all previous commitments were cancelled and replaced with a new commitment.  Beginning in the third quarter of 2005, the Company has committed to R2 certain minimum revenues from the sale of R2 products over a 12-quarter period.  The Company will receive a commission from R2 as consideration for the Company’s marketing efforts and access to the Company’s customers.  This commission will be the only revenue the Company will recognize under the new agreement.  The new agreement states that to the extent the quarterly minimum revenue commitments are not met, the Company will pay R2 the difference between the minimum revenue commitment and the actual revenues achieved (shortfall payments).  The maximum total revenue commitment over the 12-quarter period beginning in the third quarter of 2005 is $5.0 million.  However, beginning in the second quarter of 2006, the quarterly minimum revenue commitments will be reduced i) to the extent revenue generated by R2 under this agreement is below the minimum revenue commitment or ii) to the

extent R2 is unable to generate revenue outside of its relationship with the Company.   If R2 generates no revenue under this agreement, the estimated maximum shortfall payments would total approximately $2.5 million.

Based on current estimates, management believes it is probable that the minimum revenue commitments will be met such that it will earn commissions under this arrangement that will exceed direct selling costs and that it will not take a loss on this agreement.  However, this is a subjective determination and any changes to these estimates could have an adverse impact on the Company’s financial position and results of operations.

The Company is subject to the possibility of various loss contingencies in the normal course of business.  The Company accrues for loss contingencies when a loss is estimable and probable.  In March 2004, the Company signed a non-cancelable operating lease for a new office facility in Minnetonka, Minnesota.  The new lease term started in February 2005 and expires in January 2012.  The Company moved into the Minnetonka location and moved out of its Plymouth, Minnesota location in February 2005.  The Company’s office facility in Plymouth expires on July 31, 2005 with the exception of a small portion of the space that is under lease until May 31, 2006.  Under the terms of the new lease, the Minnetonka lessor will pay the monthly base rent payments and taxes and operating cost rent obligation payments for the Company’s former office facility in Plymouth beginning in February 2005.   In accordance with generally accepted accounting principles, the Company recorded a lease loss of $493,000 for the estimated lease payments to be made by the Minnetonka landlord to the Plymouth landlord as well as estimated other costs to be paid by the Company to the Plymouth landlord.  Any changes to these estimates could have an impact on the Company’s financial position and results of operations.

Revenue Recognition

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

The Company licenses its software and sells products and services to end-users and also indirectly through original equipment manufacturers (“OEMs”) and independent distributors (collectively “Resellers”).  Terms offered by the Company do not generally differ based on whether the customer is an end-user or a Reseller.  The Company offers terms that require payment within 30 to 90 days after product delivery.  The Company does not generally offer rights of return, acceptance clauses or price protection to its customers.  In rare situations where the Company provides rights of return or acceptance clauses, revenue is deferred until the clause expires.

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

Multiple-Element Arrangements – The Company enters into arrangements with customers that include a combination of software products, system hardware, specified upgrades, maintenance and support, or installation and training services.  For such arrangements, the Company recognizes revenue using the residual value method.  The Company allocates the total arrangement fee among the various elements of the arrangement based on the relative fair value of each of the undelivered elements determined by vendor-specific objective evidence. The fair value of maintenance and support services is based upon the renewal rate for continued service arrangements.  The fair value of installation and training services is established based upon separate pricing for the services. In software arrangements for which the Company does not have vendor-specific objective evidence of fair value for all elements, revenue is deferred until the earlier of when vendor-specific objective evidence is determined for the undelivered elements (residual method) or when all elements for which the Company does not have vendor-specific objective evidence of fair value have been delivered.

The following table sets forth information from the Company’s Statements of Operations, expressed as a percentage of total revenue.

	For the Three Months Ended March 31,
	2005	2004
	(Unaudited)

Revenue:
License fees	64.7%	70.9%
Maintenance and services	29.6	25.4
Hardware	5.7	3.7
Total revenue	100.0	100.0

Cost of revenue:
License fees	9.5	12.8
Maintenance and services	10.8	13.9
Hardware	3.2	3.2
Total cost of revenue	23.5	29.9
Gross margin	76.5	70.1

Operating expenses:
Sales and marketing	30.2	34.6
Research and development	15.7	21.5
General and administrative	14.1	22.2
Acquired in-process research and development	—	12.8
Loss on operating lease	4.4	—
Total operating expenses	64.4	91.1
Operating income (loss)	12.1	(21.0)

Interest income	1.4	0.8
Income (loss) before income taxes	13.5	(20.2)
Provision (benefit) for income taxes,net	4.5	(2.9)
Net income (loss)	9.0%	(17.3)%

Revenue

Total revenue increased 45% to $11.3 million in the first quarter of 2005 from $7.8 million in the same period in 2004.  The revenue growth was driven by significant increases in software license fees through distribution partners and direct sales, and maintenance and service revenue from an increasing customer base.  Revenue through the Company’s distribution partnership with Toshiba Medical Systems Corporation (“Toshiba”) was $6.2 million, or 55% of total revenue, in the first quarter of 2005, compared to $5.4 million, or 68% of revenue in the first quarter of 2004.  The remaining increases were driven by direct sales and continued growth in maintenance and service revenue from an increasing customer base.

License fee revenue increased 32% to $7.3 million from $5.5 million in the first quarter of 2004.  The increase in software license fee revenue was driven by an increase in the number of Vitrea® 2 licenses sold and an increase in the number of Vitrea software add-on options sold.  Sales from Vitrea® 2 software options increased 27% to $4.1 million, or 36% of license fee revenue, compared to $3.2 million, or 41% of revenue, in the first quarter of 2004, while the Vessel Probe, CT Cardiac and CT Colon options continue to lead option sales.  The number of options sold increased to approximately 625 for the three months ended March 31, 2005 from approximately 490 for the three months ended March 31, 2004.

Maintenance and services revenue increased 69% to $3.4 million for the first three months of 2005 compared to $2.0 million for the first quarter of 2004.  Of the $1.4 million increase for the first quarter of 2005 compared to the same period in 2004, $1.1 million consisted of an increase in maintenance revenue, $126,000 consisted of increased training revenue and $73,000 consisted of increased installation revenue.  The increases in all categories of maintenance and service revenue were due to a significant increase in the Company’s customer base and improved pricing.  The increase in training revenue in the first quarter of 2005 was due in part to the introduction of the offsite regional training program and overall increased sales of Vitrea® 2.

Hardware revenue increased $356,000 to $643,000 in the first quarter of 2005 from $287,000 in the first quarter of 2004.  The increase was primarily due to overall increased sales of hardware in the first quarter of 2005.

Gross margin

The Company’s gross margin was 76% in the first quarter of 2005, compared to 70% in the first quarter of 2004 and 71% for the year ended December 31, 2004.  Improved margins were primarily associated with maintenance and services revenue growth, and lower than expected costs related to the Company’s training services.  The Company anticipates that these gross margin rates are not sustainable in the long-term.  In order to maintain similar levels of service going forward, the Company will continue to invest in its training and customer support areas.

License fee gross margin increased to 85% from 82% for the three months ended March 31, 2005 and 2004, respectively.  Sales directly to end users increased as a percentage of revenue, versus sales through distribution relationships with partners such as Toshiba.  License sales through strategic partnerships carry a slightly lower margin than sales directly to end users.  Included in the cost of revenue for license fees in the first quarter of 2005 are royalty expenses of $375,000 and amortization of intangibles of $279,000 related to the HInnovation acquisition, versus $427,000 and $142,000 in the same period in 2004, respectively.  Royalties are paid by the Company to third parties who supply technology that is embedded into the Company’s products.  Management expects that as additional new products and features are developed, the Company will continue to increase its use of such third party technology.  In addition, the Company sells third party software products, including lung visualization products and a fusion technology product, and gross margin earned on third party software products is considerably less than the gross margins the Company earns on its own internally-developed software products.  As a result, license fee gross margins will continue to fluctuate based on the composition of the customers as well as the amount of third party software products sold and third party technology that is embedded into the Company’s products.

Maintenance and services gross margins increased to 63% from 45% for the three months ended March 31, 2005 and 2004, respectively.  The increase maintenance and services gross margin was due in part to changes in pricing structure and an increase in maintenance and services revenue from Toshiba in the first quarter of 2005 compared with the first quarter of 2004, with minimal associated cost increases.  The Company plans to increase its cost infrastructure primarily through additional personnel during 2005 to support its growing customer base.

Hardware gross margins increased to 43% from 15% for the three months ended March 31, 2005 and 2004, respectively.   Hardware gross margins have been and will continue to be volatile based on the composition of the customers and mix of third party hardware sold.

Sales and marketing

Sales and marketing expenses increased to $3.4 million for the three months ended March 31, 2005 from $2.7 million for the three months ended March 31, 2004, a 27% increase.  The increase was due to increases in commission expense resulting from significantly higher revenues. Commission expense increased $302,000 to $873,000 compared to $571,000 for the three months ended March 31, 2004.  In addition, total sales and marketing personnel increased from 45 at March 31, 2004 to 55 at March 31, 2005.  Due to this increase in the number of personnel, employment related costs, travel and entertainment expenses and overhead allocation expenses increased $186,000 for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004.

The Company expects sales and marketing costs to increase in future periods as a result of the hiring of additional sales and marketing personnel and increased marketing activities for its products.

Research and development

Research and development expenses increased 6% to $1.8 million for the three months ended March 31, 2005, compared with $1.7 million for the same period last year.  The increase in expenses was primarily due to increased salaries and benefits expense from the addition of personnel, which increased $97,000 to $1.2 million from $1.1 million for the period ended March 31, 2004.  Research and development expenses for the three months ended March 31, 2004 also include $192,000 of costs related to severance for the Company’s former vice-president of engineering and two other employees.

The Company anticipates that research and development costs will increase in future periods as the Company develops software tools for applications with large potential markets, such as cardiovascular disease, disease screening applications such as colon cancer, and surgical and therapy planning.  The Company is making significant investments in tools that offer increased productivity, flexibility and efficiency for its customers.

General and administrative

General and administrative expenses decreased 8% to $1.6 million for the three months ended March 31, 2005, compared with $1.7 million in the first quarter of 2004.  General and administrative expenses in the first quarter of 2005 included a bad debt expense recovery of $184,000 relating to a partial recovery of an outstanding receivable that was written off in the first quarter of 2004; the recovery resulted in a $684,000 change in bad debt expense from the first quarter of 2004 to the first quarter of 2005.  In addition, legal and audit related fees increased $119,000 in the first quarter of 2005 compared to the first quarter of 2004, primarily due to costs related to compliance with the requirements of the Sarbanes-Oxley Act of 2002.  Costs for contract labor and temporary workers increased $93,000 in the first quarter of 2005 compared to the same period in 2004. Salaries and benefits expense increased $209,000 to $728,000 in the first quarter of 2005 from $519,000 in the first quarter of 2004 due primarily to increased personnel in the finance and accounting department.  In the first quarter of 2005, the Company also paid severance to its former Chief Financial Officer in the amount of $105,000.

The Company anticipates that general and administrative expenses will increase in future periods due to growing compliance requirements and increasing infrastructure costs as the business grows.

Other items

Loss on operating lease – In March 2004, the Company signed a non-cancelable operating lease for a new office facility in Minnetonka, Minnesota.  The new lease term started in February 2005 and expires in January 2012.  The Company moved into the Minnetonka location and moved out of its Plymouth, Minnesota location in February 2005.  The Company’s office facility in Plymouth expires on July 31, 2005 with the exception of a small portion of the space that is under lease until May 31, 2006.  Under the terms of the new lease, the Minnetonka lessor will pay the monthly base rent payments and taxes and operating cost rent obligation payments for the Company’s former office facility in Plymouth beginning in February 2005.   In the first quarter of 2005, the Company recorded a lease loss of $493,000 related to the abandonment of the Plymouth office facility.  The estimated lease payments to be made by the Minnetonka landlord to the Plymouth landlord are considered a lease incentive and recorded as an immediate charge and deferred rent, which is amortized as a reduction of rent expense through the term of the lease.

Acquired in-process research and development – Results for the first quarter of 2004 included a $1.0 million write-off of in-process research and development costs related to the HInnovation acquisition.

Interest income

Interest income increased to $163,000 from $65,000 for the three months ended March 31, 2005 and 2004, respectively, due to increasing interest rates and to a higher average balance of cash, cash equivalents and marketable securities during the period in 2005 compared with the same period in 2004.

Income taxes

The Company’s quarterly consolidated effective income tax rate is 33.3% for the three months ended March 31, 2005, which is based on the Company’s estimated effective income tax rate for fiscal 2005, compared to 14.2% for the same period in 2004 and the consolidated effective income tax rate of 66.5% for fiscal 2004.  The 2005 effective income tax rate is anticipated to be lower than the Company’s combined federal and state statutory rates of 38% as a result of research and development credits, which are a direct reduction of taxes.  The 2004 effective income tax rate was impacted by the $1.0 million IPR&D charge, which was not tax deductible.

The provision for income taxes consists of provisions for federal and state income taxes.  Losses incurred by the Company’s China subsidiary are not recognized as a benefit to the provision for income taxes because such losses are fully reserved, as it has been determined that it is more likely than not that no tax benefit will be realized relating to these losses in the future.  The consolidated income tax rate is a composite rate reflecting the earnings in the various locations and the applicable rates.

The Company reviews its annual effective income tax rate on a quarterly basis and makes changes as necessary. The estimated annual effective income tax rate may fluctuate due to changes in forecasted annual operating income; changes to the valuation allowance for net deferred tax assets; changes to actual or forecasted permanent book to tax differences; impacts from future tax settlements with state, federal or foreign tax authorities; or impacts from tax law changes. In addition, the Company identifies items which are not normal and recurring in nature and treats these as discrete events. The tax effect of discrete items is booked entirely in the quarter in which the discrete event occurs.

The Company’s effective income tax rate can be volatile because based on the level of operating income achieved, the level of research and development credits available to the Company, the mix between our U.S. operating results, for which we record income taxes, and our foreign operating results, for which we do not record an income tax benefit due to the uncertainty of realizing these tax benefits in future years in our foreign jurisdictions.  Based on current estimates, the Company anticipates an effective tax rate of 30% to 35% for fiscal 2005.  Any future valuation allowance recorded on the Company’s net deferred tax assets of $9.3 million as of March 31, 2005 would have an adverse effect on the Company’s tax provision and results of operations.

Liquidity and capital resources

As of March 31, 2005, the Company had $32.9 million in cash, cash equivalents and marketable securities, working capital of $33.3 million and no borrowings, as compared to $35.7 million in cash, cash equivalents and marketable securities, working capital of $31.0 million and no borrowings as of December 31, 2004.

Operating activities

During the three months ended March 31, 2005, cash used in operations was $1.6 million, which consisted of a decrease of $4.4 million from changes in working capital accounts offset by $2.8 million increase from other operating activities.  Changes in the working capital accounts primarily related to a $5.7 million increase in accounts receivable due to an increase in days’ sales outstanding on an annualized basis to 113 days as of March 31, 2005 from 67 days as of December 31, 2004 (based on the fourth quarter on an annualized basis).  The increase in days’ sales outstanding was primarily due to a significant increase of $3.7 million in current accounts receivable to $9.9 million from $6.2 million, as the majority of sales were closed in the second half of the first quarter of 2005 and payment was not due until the second quarter of 2005.  Another component of the increase in days’ sales outstanding included a deterioration of accounts receivable aging.  Other significant changes in working capital accounts consisted of:  an increase of $1.6 million in deferred revenue due to increased sales and customer base; a decrease of $1.6 million in accrued liabilities due to the payout of the 2004 annual bonus in the first quarter of 2005 as well as the payout of accrued commissions as of December 31, 2004 in the first quarter of 2005; and an increase of $1.2 million in deferred rent relating to payments and estimated payments to be made by the Company’s Minnetonka landlord for the Company’s benefit.

During the three months ended March 31, 2004, cash provided by operations was $553,000, which consisted of an increase of $31,000 from changes in working capital accounts and an increase of $522,000 for other operating activities.  Changes in the working capital accounts primarily related to an increase of $1.2 million in accounts receivable due to increased revenues for the quarter ended December 31, 2003 compared to the quarter ended March 31, 2004.  Other significant changes in working capital accounts consisted of an increase of $829,000 in deferred revenue due to increased sales and customer base in the first quarter of 2004.

Investing activities

The Company used cash of $2.2 million and $12.1 million for investing activities during the first three months of 2005 and 2004, respectively.

The Company used $2.1 million and $147,000 of cash for property and equipment purchases during first three months of 2005 and 2004, respectively.  The purchases in the first quarter of 2005 were related to the Company’s move to a new office facility in February of 2005, which included expenditures for leasehold improvements, furniture and equipment.  Management anticipates that the Company will continue to purchase property and equipment as necessary in the normal course of business.  The amount and timing of these purchases and the related cash outflows in future periods is difficult to predict and depends on a number of factors, including the hiring of employees and the rate of change of computer hardware.

The Company used $3.1 million and $6.9 million of cash to purchase marketable securities during first three months of 2005 and 2004, respectively.  The Company realized $3.0 million and $1.5 million of proceeds from sales of marketable securities during the first three months of 2005 and 2004, respectively.  The marketable securities are invested in U.S. government obligations, U.S. government agency obligations, corporate commercial obligations and certificates of deposits.

Financing activities

Cash provided by financing activities totaled $1.1 million and $526,000 for the three months ended March 31, 2005 and 2004, respectively.  The cash provided by financing for the first three months of 2005 and 2004 resulted from the sale of common stock under the Company’s stock plans.

The Company has never paid or declared any cash dividends and does not intend to pay dividends in the near future.

The following summarizes the Company’s contractual obligations due each period, including purchase commitments as of March 31, 2005 and the effect such obligations are expected to have on the Company’s liquidity and cash flow:

		Payments Due by Year
	Remainder of 2005	2006	2007	2008	2009	2010 through 2013

Non-contingent Obligations:
Operating leases (1)	$493,000	$471,000	$618,000	$711,000	$742,000	$821,000

Contingent Obligations:
Revenue commitment (2)	827,500	1,655,000	2,482,500	—	—	—
HInnovation acquisition (3)	4,500,000	—	—	—	—	—

	$5,820,500	$2,126,000	$3,100,500	$711,000	$742,000	$821,000

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

(2)          In April 2005, the Company entered into a new agreement with R2 Technology, Inc. (“R2”) to market R2’s lung nodule CAD software product to the Company’s customers.  The new agreement replaces the Company’s November 2002 agreement with R2.  Under the new agreement, all previous commitments were cancelled and replaced with a new commitment.  Beginning in the third quarter of 2005, the Company has committed to R2 certain minimum revenues from the sale of R2 products over a 12-quarter period.  The Company will receive a commission from R2 as consideration for the Company’s marketing efforts and access to the Company’s customers.  This commission will be the only revenue the Company will recognize under the new agreement.  The new agreement states that to the extent the quarterly minimum revenue commitments are not met, the Company will pay R2 the difference between the minimum revenue commitment and the actual revenues achieved (shortfall payments).  The maximum total revenue commitment over the 12-quarter period beginning in the third quarter of 2005 is $5.0 million.  However, beginning in the second quarter of 2006, the quarterly minimum revenue commitments will be reduced i) to the extent revenue generated by R2 under this agreement is below the minimum revenue commitment or ii) to the extent R2 is unable to generate revenue outside of its relationship with the Company.   If R2 generates no revenue under this agreement, the estimated maximum shortfall payments would total approximately $2.5 million.

(3)          The Company has a contingent consideration agreement related to the acquisition of HInnovation, Inc. in February of 2004.  The contingent consideration consists of a maximum of $6.0 million of contingent milestone payments comprised of $3.0 million in common stock and $3.0 million in cash.  The contingent milestone payments are based on 1) the achievement of certain revenue targets resulting from the sale of products containing HInnovation technology during the period from the closing date of the acquisition through March 25, 2005; 2) the porting of Vital Images’ product to HInnovation’s product platform and the commercial launch thereof; and 3) licensing the HInnovation patented technology within 24 months after the closing date, which is February 18, 2006.  The number of shares issued under the contingent milestone payments will be determined based on the average closing price of the Company’s common stock during the 10 trading days before completion of the milestone objective.  However, the Acquisition Agreement provides that the number of shares of Vital Images common stock comprising the contingent consideration cannot exceed 300,000 shares.  If, at the time of its issuance, the value of such stock is less than $3.0 million due to this limitation on the number of shares, Vital Images will pay the shortfall in cash.  Any contingent payments made by the Company will result in an increase in goodwill. As of March 31, 2005, no contingent payments had been earned.  As of March 31, 2005, the remaining potential maximum contingent consideration was $4.5 million, which consisted of $3.0 million in common stock and $1.5 million in cash.

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

New Accounting Pronouncement

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”. SFAS No. 123R supersedes APB Opinion No. 25, which requires recognition of an expense when goods or services are provided. SFAS No. 123R requires the determination of the fair value of the share-based compensation at the grant date and the recognition of the related expense over the period in which the share-based compensation vests. SFAS No. 123R permits a prospective or two modified versions of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by the original SFAS No. 123.  In April 2005, the Securities and Exchange Commission adopted a new rule that amends the compliance dates for SFAS No. 123R.  The Company is required to adopt the provisions of SFAS No. 123R effective January 1, 2006, at which time the Company will begin recognizing an expense for unvested share-based compensation that has been issued or will be issued after that date. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The Company has not yet finalized its decision concerning the transition option it will utilize to adopt SFAS No. 123R.  The Company is currently assessing its stock-based compensation strategy and related tax implications.  Future stock-based compensation may differ from pro forma amounts. The Company expects the impact of the adoption of SFAS No. 123R to be material to its consolidated financial statements.

Foreign currency transactions

Substantially all of the Company’s foreign transactions are negotiated, invoiced and paid in U.S. dollars.

Cautionary Factors That May Affect Future Results

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and information that are based on management’s beliefs, as well as on assumptions made by, and upon information currently available to, management.  When used in this Form 10-Q, the words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” and “estimate” or similar expressions are intended to identify such forward-looking statements. However, this Form 10-Q also contains other forward-looking statements.  Forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions including, but not limited to, the following factors, which could cause the Company’s future results and shareholder values to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company: the dependence on growth of the industry in which the Company operates; the extent to which the Company’s products continue to gain market acceptance; the need for and availability of additional capital; regulatory approvals; the potential for litigation regarding patent and other intellectual property rights; the introduction of competitive products by others; dependence on major customers; fluctuations in quarterly results; the progress of product development; the availability of third-party reimbursement; and the receipt and timing of regulatory approvals and other factors detailed from time to time in the Company’s filings with the Securities and Exchange Commission, including those set forth under the heading “Important Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

The Company undertakes no obligation to update any forward-looking statement, and investors are advised to consult any further disclosures by the Company on this subject in the Company’s filings with the Securities and Exchange Commission, especially on Forms 10-K, 10-Q, and 8-K, in which the Company discusses in more detail various important factors that could cause actual results to differ from expected or historical results. The Company notes these factors as permitted by the Private Securities Litigation Reform Act of 1995. It is not possible to foresee or identify all such factors. As such, investors should not consider any list of such factors to be an exhaustive statement of all risks, uncertainties or potentially inaccurate assumptions.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

For information regarding the Company’s exposure to certain market risks, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, which is hereby incorporated herein.  There have been no significant changes in the financial instruments or market risk exposures from the amounts and descriptions disclosed therein.

Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended (“Exchange Act”) are recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosure.

The Company’s management, under the supervision of and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were ineffective, as a result of the material weaknesses discussed in the Company’s Form 10-K/A filed on May 2, 2005.  The Company performed additional analysis and other post-closing procedures to ensure that the interim consolidated financial statements were prepared in accordance with generally accepted accounting principles.  Accordingly, management believes that the interim consolidated financial statements fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Limitations on the effectiveness of controls

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

Changes in internal control over financial reporting

As disclosed in the Company’s Form 10-K/A filed on May 2, 2005, in connection with the material weaknesses in internal control over financial reporting described in Management’s Report on Internal Control Over Financial Reporting as of December 31, 2004, the Company has implemented, or is in the process of implementing, the following remediation steps to address the material weaknesses discussed in the Company’s Form 10-K/A:

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

In addition, the Company has added a number of additional personnel to its finance and accounting staff to ensure that all of the material weaknesses described above are appropriately remediated in a timely manner.  The additional personnel include a new Senior Director of Finance, a new Controller, a new Manager of Financial Reporting and a new Senior Staff Accountant, all of whom have strong public accounting and public company experience.  The Company believes that these remediation steps will correct the material weaknesses.

Other than the remediation activities described above, there have been no changes in our internal control over financial reporting during our first fiscal quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.           Legal proceedings

None.

Item 2.           Unregistered sales of equity securities and use of proceeds

None.

Item 3.           Defaults upon senior securities

None.

Item 4.           Submission of matters to a vote of security holders

None.

Item 5.           Other information

None.

Item 6.           Exhibits

The following exhibits are filed with this Quarterly Report on Form 10-Q:

10.1

Amendment No. 3 to Marketing and Distribution Agreement effective as of January 1, 2005, between the Company and Toshiba Medical Systems Corporation (filed herewith electronically) (Confidential treatment has been requested for portions of this exhibit).

10.2	Marketing Agreement dated as of April 21, 2005, between the Company and R2 Technology, Inc. (filed herewith electronically) (Confidential treatment has been requested for portions of this exhibit).

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 (filed herewith electronically).

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 (filed herewith electronically).

32.1	Section 1350 Certification of Chief Executive Officer (filed herewith electronically).

32.2	Section 1350 Certification of Chief Financial Officer (filed herewith electronically).

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VITAL IMAGES, INC.

May 10, 2005	/s/ Michael H. Carrel
Michael H. Carrel
Chief Financial Officer and Vice President-Finance (Chief Financial Officer and Chief Accounting Officer)