Form 10-K/A
period 2004-12-31
VITAL IMAGES INC
filed 2005-08-09
CIK 912888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K/A

(Amendment No. 3)

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

The number of shares outstanding of the issuer’s classes of common stock as of February 28, 2005: Common stock, $.01 Par Value — 12,051,530.

Explanatory Note

This Amendment No. 3 on Form 10-K/A (the “Amendment”) to the Annual Report on Form 10-K for the fiscal year ended December 31, 2004, which was originally filed with the Securities and Exchange Commission on March 16, 2005 and amended by Amendment No. 1 filed on May 2, 2005 and Amendment No. 2 filed on May 4, 2005 (the “Original Filing”), is being filed to amend the Original Filing as follows:

•          To clarify disclosure about our changes in internal control over financial reporting during the quarter ended December 31, 2004, as required by Item 9A of the Annual Report on Form 10-K and Item 308(c) of Regulation S-K; and

•          A currently dated consent letter is included from the Company’s Independent Registered Public Accounting Firm dated August 5, 2005 to cover their report related to internal control over financial reporting; and

•          Currently dated certifications from our Chief Executive Officer and Chief Financial Officer as required by Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 are included as exhibits.

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

Changes in internal control over financial reporting

The changes in our internal control over financial reporting during our fourth fiscal quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting are described above under the heading “Remediation of material weaknesses.”

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

See Item 15(a)(3) above.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Minneapolis, Minnesota, on the ninth day of August, 2005.

Vital Images, Inc.

By:	/s/Michael H. Carrel
Michael H. Carrel
Chief Operating Officer and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Vital Images, Inc.
Form 10-K/A

Index to Exhibits

Item No.	Description

23.1	Consent of PricewaterhouseCoopers LLP (filed herewith electronically.)

31.1

Certification of Chief Executive Officer Pursuant to Rules 13a-14(a/15d-14(a under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith electronically.)

31.2

Certification of Chief Financial Officer Pursuant to Rules 13a-14(a/15d-14(a under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith electronically.)