Form 10-Q/A
period 2005-03-31
VITAL IMAGES INC
filed 2005-08-09
CIK 912888

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

Explanatory Note

This Amendment No. 1 on Form 10-Q/A (the “Amendment”) to the Quarterly Report on Form 10-Q for the period ended March 31, 2005, which was originally filed with the Securities and Exchange Commission on May 10, 2005 (the “Original Filing”), is being filed to amend the Original Filing as follows:

•          To clarify disclosure about our changes in internal control over financial reporting during the quarter ended March 31, 2005, as required by Item 4 of the Quarterly Report on Form 10-Q and Item 308(c) of Regulation S-K; and

•          Currently dated certifications from our Chief Executive Officer and Chief Financial Officer as required by Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 are included as exhibits.

Except for the amendments described above, this Amendment does not modify or update other disclosures in, or exhibits to, the Original Filing.

Vital Images, Inc.
Form 10-Q/A
March 31, 2005

Table of Contents

Part I. Financial Information

Item 4.	Controls and Procedures

Part II. Other Information

Item 6.	Exhibits

Signatures

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

Changes in internal control over financial reporting

As disclosed in the Company’s Amendment No. 3 on Form 10-K/A filed on August 9, 2005, in connection with the material weaknesses in internal control over financial reporting described in Management’s Report on Internal Control Over Financial Reporting as of December 31, 2004, the Company has implemented, or is in the process of implementing, the following remediation steps to address the material weaknesses discussed in the Company’s Amendment No. 3 on Form 10-K/A:

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

The changes in our internal control over financial reporting during our first fiscal quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting are described above.

Part II. Other Information

Item 6.     Exhibits

The following exhibits are filed with this Quarterly Report on Form 10-Q/A:

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

VITAL IMAGES, INC.

August 9, 2005	/s/ Michael H. Carrel
Michael H. Carrel
Chief Operating Officer and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)