Form 10-Q
period 2005-06-30
VITAL IMAGES INC
filed 2005-08-09
CIK 912888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to

Commission File Number 0-22229

VITAL IMAGES, INC.

(Exact name of registrant as specified in its charter)

Minnesota

42-1321776

(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

5850 Opus Parkway, Suite 300
Minnetonka, Minnesota	55343-4414
(Address of principal	(Zip Code)
executive offices)

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

On July 29, 2005, there were 12,421,194 shares of the Registrant’s common stock, par value $.01 per share, outstanding.

Vital Images, Inc.

Form 10-Q

June 30, 2005

Table of Contents

Part I. Financial Information

Item 1.	Financial Statements

Condensed Consolidated Balance Sheets as of June 30, 2005 (Unaudited) and December 31, 2004

Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2005 and 2004 (Unaudited)

Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2005 and 2004 (Unaudited)

Notes to Condensed Consolidated Financial Statements (Unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

Part II. Other Information

Item 1.	Legal Proceedings

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits

Signatures

Part I. Financial Information

Item 1.  Financial Statements

Vital Images, Inc.
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2005	2004
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$26,283,046	$24,119,157
Marketable securities	13,102,186	11,546,140
Accounts receivable, net	9,815,985	8,090,359
Deferred income taxes	600,000	600,000
Prepaid expenses and other current assets	1,543,037	1,092,495
Total current assets	51,344,254	45,448,151

Property and equipment, net	5,218,621	3,222,367
Deferred income taxes	8,815,000	8,454,000
Licensed technology, net	270,000	330,000
Other intangible assets, net	5,135,000	5,777,000
Goodwill	6,052,744	6,052,744
Total assets	$76,835,619	$69,284,262

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,540,024	$1,892,657
Accrued compensation	2,527,177	3,175,354
Accrued royalties	965,204	573,985
Other current liabilities	787,176	673,131
Deferred revenue	9,188,789	8,136,844
Total current liabilities	15,008,370	14,451,971

Deferred revenue	452,107	277,568
Deferred rent	1,329,163	—
Total liabilities	16,789,640	14,729,539

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock: $0.01 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock: $0.01 par value; 20,000,000 shares authorized; 12,473,064 and 12,007,160 shares issued and outstanding, respectively	124,733	120,072
Additional paid-in capital	70,543,404	65,813,282
Deferred stock-based compensation	(1,006,873)	—
Accumulated other comprehensive loss	(42,178)	(47,865)
Accumulated deficit	(9,573,107)	(11,330,766)
Total stockholders’ equity	60,045,979	54,554,723
Total liabilities and stockholders’ equity	$76,835,619	$69,284,262

(The accompanying notes are an integral part of the condensed consolidated financial statements.)

Vital Images, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2005	2004	2005	2004

Revenue:
License fees	$7,958,075	$5,172,080	$15,289,073	$10,712,692
Maintenance and services	3,510,503	2,152,751	6,861,358	4,141,279
Hardware	479,667	635,642	1,122,742	922,470
Total revenue	11,948,245	7,960,473	23,273,173	15,776,441

Cost of revenue:
License fees	1,343,337	984,384	2,424,037	1,988,011
Maintenance and services	1,397,756	1,109,810	2,623,792	2,200,013
Hardware	288,854	467,073	654,429	710,313
Total cost of revenue	3,029,947	2,561,267	5,702,258	4,898,337

Gross profit	8,918,298	5,399,206	17,570,915	10,878,104

Operating expenses:
Sales and marketing	4,049,492	2,797,649	7,469,536	5,499,226
Research and development	1,985,337	1,475,930	3,763,498	3,158,253
General and administrative	1,924,864	1,073,958	3,515,251	2,810,734
Loss on operating lease	—	—	493,000	—
Acquired in-process research and development	—	—	—	1,000,000
Total operating expenses	7,959,693	5,347,537	15,241,285	12,468,213

Operating income (loss)	958,605	51,669	2,329,630	(1,590,109)

Interest income	237,785	76,294	401,029	141,506
Income (loss) before income taxes	1,196,390	127,963	2,730,659	(1,448,603)
Provision (benefit) for income taxes, net	462,000	49,580	973,000	(174,728)
Net income (loss)	$734,390	$78,383	$1,757,659	$(1,273,875)

Net income (loss) per share — basic	$0.06	$0.01	$0.14	$(0.11)
Net income (loss) per share — diluted	$0.06	$0.01	$0.13	$(0.11)

Weighted average common shares outstanding - basic	12,323,549	11,653,295	12,197,891	11,496,062
Weighted average common shares outstanding - diluted	13,128,420	12,417,248	13,044,408	11,496,062

(The accompanying notes are an integral part of the condensed consolidated financial statements.)

Vital Images, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the six months ended
	June 30,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$1,757,659	$(1,273,875)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,003,544	759,273
Amortization of identified intangibles	702,000	550,000
Provision for doubtful accounts	(184,395)	508,000
Amortization of discount and accretion of premium on marketable securities	194,838	212,461
Stock-based compensation - employee	107,142	—
Stock-based compensation - non-employee	6,332	(2,475)
Loss on operating lease	493,000	—
Amortization of deferred rent	(74,147)	—
Deferred income taxes	(361,000)	(448,728)
Tax benefit from stock option transactions	1,334,000	244,000
Acquired in-process research and development	—	1,000,000
Changes in operating assets and liabilities, net of effect from acquisition:
Accounts receivable	(1,541,231)	(954,371)
Prepaid expenses and other assets	(450,542)	(53,329)
Other assets	—	144,346
Accounts payable	367,337	(172,210)
Accrued and other liabilities	(412,957)	203,961
Deferred revenue	1,226,484	1,656,946
Deferred rent	1,180,354	—
Net cash provided by operating activities	5,348,418	2,373,999

Cash flows from investing activities:
Purchases of property and equipment	(3,719,768)	(658,050)
Purchases of marketable securities	(7,462,197)	(13,841,894)
Sales of marketable securities	5,717,000	6,344,738
Acquisition of HInnovation, Inc., net of cash acquired	—	(6,498,096)
Net cash used in investing activities	(5,464,965)	(14,653,302)

Cash flows from financing activities:
Proceeds from sale of common stock under stock plans	2,280,436	858,514
Net cash provided by financing activities	2,280,436	858,514

Net increase (decrease) in cash and cash equivalents	2,163,889	(11,420,789)
Cash and cash equivalents, beginning of period	24,119,157	30,111,613
Cash and cash equivalents, end of period	$26,283,046	$18,690,824

Supplemental cash flow information:
Purchases of property and equipment with accounts payable	$31,822	$128,009
Common stock issued in conjunction with acquisition of HInnovation, Inc.	$—	$6,109,554

(The accompanying notes are an integral part of the condensed consolidated financial statements.)

Vital Images, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.           Basis of presentation

The accompanying unaudited consolidated financial statements of Vital Images, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments, for a fair statement, have been included. Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the year ending December 31, 2005. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, HInnovation, Inc. All significant intercompany accounts and transactions have been eliminated.  The Company operates as a single business segment.  The Company markets its products to healthcare providers and to manufacturers of diagnostic imaging systems and picture archive and communication systems (“PACS”) through a direct sales force in the United States and independent distributors in international markets.

2.           Major customer and geographic data

The following customer accounted for more than 10% of the Company’s total revenue for the periods indicated:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2005	2004	2005	2004

Toshiba Medical Systems Corporation	$5,608,000	$3,640,000	$11,501,000	$8,991,000

Percentage of total revenue	47%	46%	49%	57%

The Company’s accounts receivable are generally concentrated with a small base of customers.  As of June 30, 2005 and December 31, 2004, Toshiba Medical Systems Corporation accounted for 28% and 23% of accounts receivable, respectively.

Substantially all of the Company’s export revenue is negotiated, invoiced and paid in U.S. dollars.  Gross export revenue by geographic area based on end user location is summarized as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2005	2004	2005	2004

Europe	$1,095,000	$774,000	$1,955,000	$1,572,000
Asia and Pacific Region	535,000	175,000	1,131,000	455,000
Canada	244,000	109,000	316,000	299,000
Mexico and other foreign countries	221,000	40,000	257,000	56,000
Totals	$2,095,000	$1,098,000	$3,659,000	$2,382,000

Percentage of total revenue	18%	14%	16%	15%

3.           Stock-based compensation

The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and complies with the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of Financial Accounting Standards Board (“FASB”) Statement No. 123.”  See Note 12 to the consolidated financial statements for discussion on SFAS No. 123 (revised 2004), “Share-Based Payment”.

The Company has adopted the disclosure-only provisions of SFAS No. 123. For purposes of the pro forma disclosures below, the estimated fair value of the options and restricted stock is amortized to expense over the vesting period. Had compensation cost for the Company’s stock options and restricted stock awards been recognized based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company’s net income (loss) would have been adjusted to the pro forma amounts indicated below:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2005	2004	2005	2004

Net income (loss), as reported	$734,390	$78,383	$1,757,659	$(1,273,875)

Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	56,191	—	66,471	—
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(491,037)	(637,477)	(919,864)	(1,213,225)
Pro forma net income (loss)	$299,544	$(559,094)	$904,266	$(2,487,100)

Net income (loss) per share — basic:
As reported	$0.06	$0.01	$0.14	$(0.11)
Pro forma	$0.02	$(0.05)	$0.07	$(0.22)

Net income (loss) per share — diluted:
As reported	$0.06	$0.01	$0.13	$(0.11)
Pro forma	$0.02	$(0.05)	$0.07	$(0.22)

The pro forma effects on the net income (loss) for the three and six months ended June 30, 2005 and 2004 may not be indicative of the future results for the full fiscal year due to continuing option activity and other factors.

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

The computations for basic and diluted net income (loss) per share for each period are as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Numerator:
Net income (loss)	$734,390	$78,383	$1,757,659	$(1,273,875)

Denominator:
Denominator for weighted average common shares outstanding - basic	12,323,549	11,653,295	12,197,891	11,496,062
Dilution associated with common stock warrants	—	6,615	—	—
Dilution associated with the Company’s stock-based compensation plans	804,871	757,338	846,517	—
Denominator for weighted average common shares outstanding - diluted	13,128,420	12,417,248	13,044,408	11,496,062

Net income (loss) per share — basic	$0.06	$0.01	$0.14	$(0.11)

Net income (loss) per share — diluted	$0.06	$0.01	$0.13	$(0.11)

For the three and six months ended June 30, 2005, options and restricted stock to purchase 353,880 and 383,880  shares of common stock, respectively, were excluded from the diluted earnings per share computation because they were anti-dilutive.  For the three and six months ended June 30, 2004, options and warrants to purchase 575,674 and 2,167,775 shares of common stock, respectively, were excluded from the diluted earnings per share computation because they were anti-dilutive.

5.           Comprehensive income (loss)

Comprehensive income (loss) as defined by SFAS No. 130, “Reporting Comprehensive Income”, includes net income (loss) and items defined as other comprehensive income (loss).  SFAS No. 130 requires that items defined as other comprehensive income (loss), such as unrealized gains and losses on certain marketable securities, be separately classified in the financial statements.  Such items are reported in the consolidated statements of stockholders’ equity as comprehensive income (loss).

The components of comprehensive income (loss) were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Net income (loss)	$734,390	$78,383	$1,757,659	$(1,273,875)
Other comprehensive loss:
Net change in unrealized gain (loss) on available-for-sale investments	13,672	(40,615)	5,687	(48,836)
Comprehensive income (loss)	$748,062	$37,768	$1,763,346	$(1,322,711)

Accumulated other comprehensive loss at June 30, 2005 and December 31, 2004 was $42,178 and $47,865, respectively.

6.           Pro forma information

The following unaudited pro forma condensed consolidated results of operations have been prepared as if the acquisition of HInnovation, Inc. in February 2004 had occurred as of the beginning of the period presented.  Pro forma adjustments relate to amortization of identified intangible assets, acquired in-process research and development (“IPR&D”) and income taxes.  The unaudited pro forma condensed consolidated results of operations are for comparative purposes only and are not necessarily indicative of results that would have occurred had the acquisition occurred as of the beginning of the period presented, nor are they necessarily indicative of future results.

For the six
months ended
June 30, 2004

Revenue	$15,804,441

Net income (loss)	$(396,868)

Net income (loss) per share — diluted	$(0.03)

7.           Other intangible assets and goodwill

Acquired intangible assets subject to amortization were as follows:

	June 30, 2005			December 31, 2004
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Value	Amortization	Value	Value	Amortization	Value

Existing software technology	$3,400,000	$(940,000)	$2,460,000	$3,400,000	$(598,000)	$2,802,000
Patents and patent applications	3,000,000	(594,000)	2,406,000	3,000,000	(378,000)	2,622,000
Non-compete/employment agreements	500,000	(231,000)	269,000	500,000	(147,000)	353,000
Total intangible assets subject to amortization	$6,900,000	$(1,765,000)	$5,135,000	$6,900,000	$(1,123,000)	$5,777,000

Intangible assets subject to amortization are amortized on a straight-line basis over the estimated period of benefit.  Amortization expense related to other intangible assets was $321,000 and $327,000 for the three months ended June 30, 2005 and 2004, respectively.   Amortization expense related to other intangible assets was $642,000 and $490,000 for the six months ended June 30, 2005 and 2004, respectively.   The estimated future amortization expense for identified intangible assets is as follows:

Remainder of 2005	$642,000
2006	1,284,000
2007	1,133,000
2008	1,116,000
2009	498,000
2010 through 2011	462,000
$5,135,000

The preceding expected amortization expense is an estimate.  Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, impairment of intangible assets, accelerated amortization of intangible assets, and other events.

Goodwill

The changes in the carrying amount of goodwill for the six months ended June 30, 2005 was as follows:

Balance as of December 31, 2004	$6,052,744
Goodwill acquired during the period	—

Balance as of June 30, 2005	$6,052,744

8.           Deferred revenue

	June 30,	December 31,
	2005	2004

Maintenance and support	$5,839,053	$4,734,764
Training	2,620,875	2,697,892
Installation	204,817	309,200
Software	519,492	454,108
Hardware and other	456,659	218,448

Total deferred revenue	9,640,896	8,414,412
Less current portion	(9,188,789)	(8,136,844)
Long-term portion of deferred revenue	$452,107	$277,568

9.           Income taxes

The Company’s quarterly consolidated effective income tax rate is 35.6% for the six months ended June 30, 2005, which is based on the Company’s estimated effective income tax rate for fiscal 2005, compared to 12.1% for the same period in 2004 and the consolidated effective income tax rate of 66.5% for fiscal 2004.  The 2005 effective income tax rate is anticipated to be lower than the Company’s combined federal and state statutory rates of 38.0% as a result of research and development credits, which are a direct reduction of taxes.  The 2004 effective income tax rate was impacted by the $1.0 million IPR&D charge, which was not tax deductible.

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

10.    Commitments and contingencies

Contingent consideration related to acquisition

The Company has a contingent consideration agreement related to the acquisition of HInnovation, Inc. in February 2004.  The contingent consideration consists of a maximum of $6.0 million of contingent milestone payments comprised of $3.0 million in common stock and $3.0 million in cash.  The contingent milestone payments are based on 1) the achievement of certain revenue targets resulting from the sale of products containing HInnovation technology during the period from the closing date of the acquisition through March 25, 2005 (this milestone was not met); 2) the porting of Vital Images’ product to HInnovation’s product platform and the commercial launch thereof; and 3) licensing the HInnovation patented technology within 24 months after the closing date.  The number of shares issued under the contingent milestone payments will be determined based on the average closing price of the Company’s common stock during the 10 trading days before completion of the milestone objective.  However, the Acquisition Agreement provides that the number of shares of Vital Images common stock comprising the contingent consideration cannot exceed 300,000 shares.  If, at the time of its issuance, the value of such stock is less than $3.0 million due to this limitation on the number of shares, Vital Images will pay the shortfall in cash.  Any contingent payments made by the Company will result in an increase in goodwill. As of June 30, 2005, no contingent payments had been earned.  As of June 30, 2005, the remaining potential maximum contingent consideration was $4.5 million, which consisted of $3.0 million in common stock and $1.5 million in cash.

Agreement with R2 Technologies, Inc.

In April 2005, the Company entered into an agreement with R2 Technology, Inc. (“R2”) to market R2’s lung nodule CAD software product to the Company’s customers.  The April 2005 agreement replaced the Company’s November

2002 agreement with R2.  Under the April 2005 agreement, all previous commitments were cancelled and replaced with a new commitment.  Beginning in the third quarter of 2005, the Company has committed to R2 certain minimum revenues from the sale of R2 products over a 12-quarter period.  The Company will receive a commission from R2 as consideration for the Company’s marketing efforts and access to the Company’s customers.  The Company is currently assessing the timing of revenue recognition relating to the commission which was not material to the quarter ended June 30, 2005.  The agreement states that to the extent the quarterly minimum revenue commitments are not met, the Company will pay R2 the difference between the minimum revenue commitment and the actual revenues achieved (shortfall payments).  The maximum total revenue commitment over the 12-quarter period beginning in the third quarter of 2005 is $5.0 million.  As of June 30, 2005, the remaining revenue commitment was $4.8 million.  However, beginning in the second quarter of 2006, the quarterly minimum revenue commitments will be reduced i) to the extent revenue generated by R2 under this agreement is below the minimum revenue commitment or ii) to the extent R2 is unable to generate revenue outside of its relationship with the Company.  As of June 30, 2005, if R2 generates no more revenue under this agreement, the estimated maximum shortfall payments would total approximately $2.3 million.

11.         Other items

Loss on operating lease — In March 2004, the Company signed a non-cancelable operating lease for a new office facility in Minnetonka, Minnesota.  The new lease term started in February 2005 and expires in January 2012.  The Company moved into the Minnetonka location and moved out of its Plymouth, Minnesota location in February 2005.  The Company’s office facility in Plymouth expires on July 31, 2005 with the exception of a small portion of the space that is under lease until May 31, 2006.  Under the terms of the new lease, the Minnetonka lessor will pay the monthly base rent payments and taxes and operating cost rent obligation payments for the Company’s former office facility in Plymouth beginning in February 2005.   In the first quarter of 2005, the Company recorded a lease loss of $493,000 related to the abandonment of the Plymouth office facility.  The estimated lease payments to be made by the Minnetonka landlord to the Plymouth landlord are considered a lease incentive and recorded as an immediate charge and deferred rent, which is amortized as a reduction of rent expense through the term of the lease.

Acquired in-process research and development — Results for the first quarter of 2004 included a $1.0 million write-off of in-process research and development costs related to the HInnovation acquisition.

12.         New accounting pronouncement

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment”. SFAS No. 123R supersedes APB Opinion No. 25, which requires recognition of an expense when goods or services are provided. SFAS No. 123R requires the determination of the fair value of the share-based compensation at the grant date and the recognition of the related expense over the period in which the share-based compensation vests. SFAS No. 123R permits a prospective or two modified versions of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by the original SFAS No. 123.  In April 2005, the Securities and Exchange Commission adopted a new rule that amends the compliance dates for SFAS No. 123R.  The Company is required to adopt the provisions of SFAS No. 123R effective January 1, 2006, at which time the Company will begin recognizing an expense for unvested share-based compensation that has been issued or will be issued after that date. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The Company has not yet finalized its decision concerning the transition option it will utilize to adopt SFAS No. 123R.  The Company is currently assessing its stock-based compensation strategy and related tax implications.  Future stock-based compensation may differ from pro forma amounts. The Company expects the impact of the adoption of SFAS No. 123R to be material to its consolidated financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

Vital Images, Inc. (the “Company”) continued to achieve significant growth through the second quarter of 2005.  Total revenue for the second quarter ended June 30, 2005 was $11.9 million, compared with $8.0 million in the second quarter of 2004, a 50 percent increase.  Pretax income for the second quarter increased to $1.2 million, which included amortization costs of $351,000 and equity-based compensation costs of $95,000 related to restricted stock awards.  This compares to pretax income of $128,000 in the year-ago period, which included amortization costs of $357,000.  Net income for the 2005 second quarter rose to $734,000, or $0.06 per diluted share, compared to year-earlier net income of $78,000, or $0.01 per diluted share.

For the six months ended June 30, 2005, revenue was $23.3 million and pretax income improved to $2.7 million.  The results for the six months ended June 2005 include a lease loss of $493,000 that was recorded in the first quarter.  This compares to revenue of $15.8 million and pretax loss of $1.4 million for the six months ended June 30, 2004.  The results for the six months ended June 2004 include a write-off of in-process research and development costs of $1.0 million related to the acquisition of HInnovation, which closed in February 2004.  Net income for the six months ended June 30, 2005 was $1.8 million, or $0.13 per diluted share, a marked improvement over a net loss of $1.3 million, or $0.11 per diluted share, for the same period in 2004.

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

Allowance for doubtful accounts

The Company maintains an allowance for doubtful accounts at an amount estimated to be sufficient to provide adequate protection against losses resulting from extending credit to the Company’s customers. In judging the adequacy of the allowance for doubtful accounts, the Company considers multiple factors, including historical bad debt experience, the general economic environment, the need for specific client reserves and the aging of the Company’s receivables.  This provision is included in operating expenses as a general and administrative expense in the consolidated statements of operations.  A considerable amount of judgment is required in assessing these factors. If the factors utilized in determining the allowance do not reflect future performance, then a change in the allowance for doubtful accounts would be necessary in the period such determination has been made, which would impact future results of operations.  As of June 30, 2005, the allowance for doubtful accounts was $583,000 for gross accounts receivable of $10.4 million.

Deferred taxes

Significant judgment is required in determining the realizability of the Company’s deferred tax assets.  The Company must assess the likelihood that its net deferred tax assets will be recovered from future taxable income, and to the extent the Company believes that recovery is not likely, it must establish a valuation allowance.  To the extent the Company establishes a valuation allowance, it must include an expense within the tax provision in the statement of operations.  As of June 30, 2005, the consolidated balance sheet included net deferred tax assets of $9.4 million.

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

As of June 30, 2005, the Company updated its analysis to reflect the necessary changes in estimates and determined that no increase in the valuation allowance was necessary related to the net deferred tax assets.

The Company also concluded that it was more likely than not that the net deferred tax assets of $9.4 million as of June 30, 2005 and the estimated future tax deductions from the exercise of stock options outstanding as of June 30, 2005 would be utilized prior to expiring.  Based on this conclusion, the Company would require approximately $42 million in cumulative future taxable income to be generated at various times over the next 20 years to realize the related net deferred tax assets of $9.4 million as of June 30, 2005 as well as the estimated future tax deductions from the exercise of stock options outstanding and in-the-money as of June 30, 2005.

If the Company adjusts its estimates of future taxable income or tax deductions from the exercise of stock options, or the Company’s stock price increases significantly without an increase in taxable income, the Company may need to establish additional valuation allowances, which could materially impact its financial position and results of operations.

Long-lived assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  Events or changes in circumstances that indicate the carrying amount may not be recoverable include, but are not limited to, a significant decrease in the market value of the business or asset acquired, a significant adverse change in the extent or manner in which the business or asset acquired is used, or a significant adverse change in the business climate.  If such events or changes in circumstances are present, the undiscounted cash flows method is used to determine whether the asset is impaired.  Cash flows would include the estimated terminal value of the asset and exclude any interest charges.  To the extent the carrying value of the asset exceeds the undiscounted cash flows over the estimated remaining life of the asset, the impairment is measured using the discounted cash flows.  The discount rate utilized would be based on management’s best estimate of the related risks and return at the time the impairment assessment is made.

The Company’s long-lived assets consist of property and equipment of $5.2 million, licensed technology of $270,000 and other intangible assets subject to amortization of $5.1 million as of June 30, 2005.

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

Agreement with R2 Technology, Inc.

In April 2005, the Company entered into an agreement with R2 Technology, Inc. (“R2”) to market R2’s lung nodule CAD software product to the Company’s customers.  The April 2005 agreement replaced the Company’s November 2002 agreement with R2.  Under the April 2005 agreement, all previous commitments were cancelled and replaced with a new commitment.  Beginning in the third quarter of 2005, the Company has committed to R2 certain minimum revenues from the sale of R2 products over a 12-quarter period.  The Company will receive a commission from R2 as consideration for the Company’s marketing efforts and access to the Company’s customers.  The Company is currently assessing the timing of revenue recognition relating to the commission which was not material to the quarter ended June 30, 2005.  The agreement states that to the extent the quarterly minimum revenue commitments are not met, the Company will pay R2 the difference between the minimum revenue commitment and the actual revenues achieved (shortfall payments).  The maximum total revenue commitment over the 12-quarter period beginning in the third quarter of 2005 is $5.0 million.  However, beginning in the second quarter of 2006, the quarterly minimum revenue commitments will be reduced i) to the extent revenue generated by R2 under this agreement is below the minimum revenue commitment or ii) to the extent R2 is unable to generate revenue outside of its relationship with the Company.   If R2 generates no revenue under this agreement, the estimated maximum shortfall payments would total approximately $2.5 million.

Based on current estimates, management believes it is probable that the minimum revenue commitments will be met such that it will earn commissions under this arrangement that will exceed direct selling costs and that it will not take a loss on this agreement.  However, this is a subjective determination, and any changes to these estimates could have an adverse impact on the Company’s financial position and results of operations.

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

License fees revenue is derived from the licensing of computer software.  Hardware revenue is derived from the sale of system hardware, including peripheral equipment.  Maintenance and service revenue is derived from software maintenance and from telephone support, installation, training and consulting services.  The Company’s software licenses are always sold as part of an arrangement that includes maintenance and support and often installation and training services.  The Company generally sells hardware as part of a system sale, but it occasionally sells hardware as part of a system upgrade or additional product sale.

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

Services — Revenue from maintenance and support arrangements is deferred and recognized ratably over the term of the maintenance and support arrangements.  Revenue from training, installation and consulting services is recognized as the services are provided to customers.

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

The following table sets forth information from the Company’s Statements of Operations, expressed as a percentage of total revenue.

	For the three months ended		For the six months ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Unaudited)		(Unaudited)

Revenue:
License fees	66.6%	65.0%	65.7%	67.9%
Maintenance and services	29.4	27.0	29.5	26.2
Hardware	4.0	8.0	4.8	5.9
Total revenue	100.0	100.0	100.0	100.0

Cost of revenue:
License fees	11.3	12.4	10.4	12.6
Maintenance and services	11.7	13.9	11.3	13.9
Hardware	2.4	5.9	2.8	4.5
Total cost of revenue	25.4	32.2	24.5	31.0

Gross margin	74.6	67.8	75.5	69.0

Operating expenses:
Sales and marketing	33.9	35.1	32.1	34.9
Research and development	16.6	18.5	16.2	20.0
General and administrative	16.1	13.6	15.1	17.9
Loss on operating lease	—	—	2.1	—
Acquired in-process research and development	—	—	—	6.3

Total operating expenses	66.6	67.2	65.5	79.1

Operating income (loss)	8.0	0.6	10.0	(10.1)

Interest income	2.0	1.0	1.7	0.9

Income (loss) before income taxes	10.0	1.6	11.7	(9.2)
Provision (benefit) for income taxes,net	3.9	0.6	4.1	(1.1)

Net income (loss)	6.1%	1.0%	7.6%	(8.1% )

Revenue

Total revenue increased 50% to $11.9 million from $8.0 million for the three months ended June 30, 2005 compared to the three months ended June 30, 2004.  Total revenue increased 48% to $23.3 million from $15.8 million for the six months ended June 30, 2005 compared to the six months ended June 30, 2004.  The revenue growth was driven by increases in software license fees through distribution partners and direct sales and maintenance and service revenue from an increased customer base.

License fee revenue increased 54% to $8.0 million from $5.2 million for the three months ended June 30, 2005 compared to the three months ended June 30, 2004.  License fee revenue increased 43% to $15.3 million from $10.7 million for the six months ended June 30, 2005 compared to the six months ended June 30, 2004.

The increase in software license fee revenue was driven by an increase in the number of Vitrea® 2 licenses sold and an increase in the number of Vitrea 2 software add-on options sold, including third-party software.  For the three months ended June 30, 2005, sales from Vitrea 2 software increased 38% to $3.0 million, or 38% of license fee revenue, compared to $1.9 million, or 36% of revenue, in the second quarter of 2004.    For the three months ended June 30, 2005, sales from Vitrea 2 software options increased 40% to $4.6 million, or 58% of license fee revenue, compared to $3.3 million, or 64% of license fee revenue, in the second quarter of 2004.    For the six months ended June 30, 2005, sales from software options increased 29% to $8.7 million, or 57% of license fee revenue, compared to $6.8 million, or 63% of license fee revenue, in the six months of 2004.  The Vessel Probe, CT Cardiac and CT Colon options continue to lead option sales.  In addition, license fees through the Company’s distribution partnership with Toshiba Medical Systems Corporation (“Toshiba”) was $3.9 million and $7.9 million, respectively, for the three and six months ended June 30, 2005, or 49% and 52% of license fee revenue, as compared to license fees of $2.3 million and $4.2 million, respectively, for the three and six months ended June 30, 2004, or 45% and 61% of license fee revenue.

Maintenance and services revenue increased 63% to $3.5 million from $2.2 million for the three months ended June 30, 2005 compared to the three months ended June 30, 2004.  Maintenance and services revenue increased 66% to $6.9 million from $4.1 million for the six months ended June 30, 2005 compared to the six months ended June 30, 2004.

For the three and six months ended June 30, 2005, maintenance and support revenue was $2.2 million and $4.5 million, respectively, compared to revenue of $1.3 million and $2.4 million for the three and six months ended June 30, 2004.  Training revenue for the three and six months ended June 30, 2005 was $1.1 million and $1.9 million, respectively, compared to revenue of $726,000 and $1.4 million for the same periods in 2004.  Installation revenue for the three and six months ended June 30, 2005 was $209,000 and $430,000, respectively, compared to revenue of $126,000 and $273,000 for the same periods in 2004.  The increases in all categories of maintenance and service revenue were due to increases in the Company’s customer base and improved pricing on maintenance and support.  The increase in training revenue in the first half of 2005 was due to overall increased sales of Vitrea 2 and a subsequent increase in the installed base of Vitrea 2 customers.

Hardware revenue decreased 25% to $480,000 from $636,000 million for the three months ended June 30, 2005 compared to the three months ended June 30, 2004.  Hardware revenue increased 22% to $1.1 million from $922,000 million for the six months ended June 30, 2005 compared to the six months ended June 30, 2004.  The Company sells hardware as a convenience to its customers and fluctuations are driven by individual customer purchasing preferences.

Cost of revenue

Total cost of revenue increased 18% to $3.0 million from $2.6 million for the three months ended June 30, 2005 compared to the three months ended June 30, 2004.  Total cost of revenue increased 16% to $5.7 million from $4.9 million for the six months ended June 30, 2005 compared to the six months ended June 30, 2004.

A comparison of gross profit and gross margin by revenue category is as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2005	2004	2005	2004

Gross profit:
License fees	$6,614,738	$4,187,696	$12,865,036	$8,724,681
Maintenance and services	2,112,747	1,042,941	4,237,566	1,941,266
Hardware	190,813	168,569	468,313	212,157
Total gross profit	$8,918,298	$5,399,206	$17,570,915	$10,878,104

Gross margin:
License fees	83%	81%	84%	81%
Maintenance and services	60%	48%	62%	47%
Hardware	40%	27%	42%	23%
Total gross margin	75%	68%	76%	69%

License fee gross margin increased to 83% from 81% for the three months ended June 30, 2005 compared to the three months ended June 30, 2004.  License fee gross margin increased to 84% from 81% for the six months ended June 30, 2005 compared to the six months ended June 30, 2004.

The increase in license fee gross margin is primarily due to a decrease in third party software sold as a percentage of revenue.  The Company sells third party software products, including lung visualization products and a fusion technology product, and gross margin earned on third party software products is considerably less than the gross margins the Company earns on its own internally-developed software products.  In addition, the Company pays royalties to third parties who supply technology that is embedded into the Company’s products.  Royalty expenses for the three and six months ended June 30, 2005 was $546,000 and $921,000, respectively, compared to $288,000 and $716,000 for the three and six months ended June 30, 2004.  Also, license fees cost of revenue includes amortization of intangibles related to the HInnovation acquisition, which totaled $279,000 and $558,000 for the three and six months ended June 30, 2005, versus

$285,000 and $487,000 for the three and six months ended June 30, 2004.  As a result of third party software sales and third party technology embedded in the Company’s products, license fee gross margins will continue to fluctuate based on these factors.

Maintenance and services gross margin increased to 60% from 48% for the three months ended June 30, 2005 compared to the three months ended June 30, 2004.  Maintenance and services gross margin increased to 62% from 47% for the six months ended June 30, 2005 compared to the six months ended June 30, 2004.

The increase maintenance and services gross margin was due to an increased customer base, increased pricing on maintenance and support and increased maintenance and services revenue from Toshiba for the three and six months ended June 30, 2005 as compared to the same periods in 2004 with minimal associated cost increases.  The Company plans to increase its cost infrastructure primarily through additional personnel during 2005 to support its growing customer base.  In addition, costs associated with training and installation services have been lower than expected.  The Company will continue to invest in its training, installation and professional services and customer support areas in the future as well as evaluate maintenance and services pricing as the cost structure evolves, which could have an impact on maintenance and services gross margin in the future.

Hardware gross margin increased to 40% from 27% for the three months ended June 30, 2005 compared to the three months ended June 30, 2004.  Hardware gross margin increased to 42% from 23% for the six months ended June 30, 2005 compared to the six months ended June 30, 2004.  Hardware gross margins were historically volatile but they are beginning to stabilize due to more consistent pricing.

Sales and marketing

Sales and marketing expenses increased 45% to $4.0 million from $2.8 million for the three months ended June 30, 2005 compared to the three months ended June 30, 2004.  Sales and marketing expenses increased 36% to $7.5 million from $5.5 million for the six months ended June 30, 2005 compared to the six months ended June 30, 2004.

The increases were due in part to increases in commission expense of $511,000 and $780,000 for the three and six months ended June 30, 2005, respectively, compared to the year-ago periods, resulting from significantly higher revenues.  In addition, due to an overall increase in sales and marketing personnel, salaries, benefits and bonus-related expenses increased $271,000 and $372,000, respectively, for the three and six months ended June 30, 2005 compared to the same periods in 2004.  Also as a result of increased personnel, travel and entertainment related expenses increased $123,000 and $170,000 for the three and six months ended June 30, 2005, respectively, compared to the three and six months ended June 30, 2004.

The Company expects sales and marketing costs to increase in absolute dollars but remain consistent as a percentage of total revenue in near term future periods as a result of the hiring of additional sales and marketing personnel and increased marketing activities for its products.

Research and development

Research and development expenses increased 35% to $2.0 million from $1.5 million for the three months ended June 30, 2005 compared to the three months ended June 30, 2004.  Research and development expenses increased 19% to $3.8 million from $3.2 million for the six months ended June 30, 2005 compared to the six months ended June 30, 2004.

The increases were due in part to an increase in salaries, benefits and bonus-related expenses of $214,000 and $370,000, respectively, for the three and six months ended June 30, 2005 due to increased headcount. In addition, consulting and temporary worker costs increased $129,000 and $122,000, respectively, for the three and six months ended June 30, 2005 related to the continued expansion of product development efforts within the organization.

The Company anticipates that research and development costs will increase in absolute dollars but remain consistent as a percentage of total revenue in near term future periods as a result of the hiring of additional research and development personnel as the Company develops software tools for applications with large potential markets, such as cardiovascular disease, disease screening applications such as colon cancer, and surgical and therapy planning.  The Company is making significant investments in tools that offer increased productivity, flexibility and efficiency for its customers.

General and administrative

General and administrative expenses increased 79% to $1.9 million from $1.1 million for the three months ended June

30, 2005 compared to the three months ended June 30, 2004.  General and administrative expenses increased 25% to $3.5 million from $2.8 million for the six months ended June 30, 2005 compared to the six months ended June 30, 2004.

The increases were due in part to an increase in salaries, benefits and bonus-related expenses of $466,000 and $730,000, respectively, for the three and six months ended June 30, 2005 compared to the three and six months ended June 30, 2004 due to increased headcount.  In the first quarter of 2005, the Company also paid severance to its former Chief Financial Officer in the amount of $105,000, which is reflected in results for the six months ended June 30, 2005.  In addition, legal and audit related fees increased $113,000 and $232,000, respectively, for the three and six months ended June 30, 2005 compared to the three and six months ended June 30, 2004 related to consistently increasing regulatory demands upon the Company’s business, including additional securities registration filings.  Costs for contract labor and consulting services also increased $122,000 and $216,000, respectively, for the three and six months ended June 30, 2005 compared to the three and six months ended June 30, 2004 primarily due to costs associated with compliance with the Sarbanes-Oxley Act of 2002.  Overall increases for the six months ended June 30, 2005 compared with the same period in 2004 were partially offset by a bad debt expense recovery of $184,000 in the first quarter of 2005 relating to a partial recovery of an outstanding receivable that was written off in the first quarter of 2004, which resulted in a net $693,000 decrease in bad debt expense for the six months ended June 30, 2005 compared to the same period in 2004.

The Company anticipates that general and administrative expenses will increase in absolute dollars on an annual basis due to growing compliance requirements and increasing infrastructure costs as the Company’s business grows but decrease as a percentage of total revenue in near term future periods.

Other items

Loss on operating lease — In March 2004, the Company signed a non-cancelable operating lease for a new office facility in Minnetonka, Minnesota.  The new lease term started in February 2005 and expires in January 2012.  The Company moved into the Minnetonka location and moved out of its Plymouth, Minnesota location in February 2005.  The Company’s office facility in Plymouth expires on July 31, 2005 with the exception of a small portion of the space that is under lease until May 31, 2006.  Under the terms of the new lease, the Minnetonka lessor will pay the monthly base rent payments and taxes and operating cost rent obligation payments for the Company’s former office facility in Plymouth beginning in February 2005.   In the first quarter of 2005, the Company recorded a lease loss of $493,000 related to the abandonment of the Plymouth office facility.  The estimated lease payments to be made by the Minnetonka landlord to the Plymouth landlord are considered a lease incentive and recorded as an immediate charge and deferred rent, which is amortized as a reduction of rent expense through the term of the lease.

Acquired in-process research and development — Results for the first quarter of 2004 included a $1.0 million write-off of in-process research and development costs related to the HInnovation acquisition.

Interest income

Interest income increased to $238,000 from $76,000 for the three months ended June 30, 2005 and 2004, respectively, and to $401,000 from $142,000 for the six months ended June 30, 2005 and 2004, respectively.  The increase was primarily due to increasing interest rates and to a higher average balance of cash, cash equivalents and marketable securities during the periods in 2005 compared with the same periods in 2004.

Income taxes

The Company’s consolidated effective income tax rate is 35.6% for the six months ended June 30, 2005, which is based on the Company’s estimated effective income tax rate for fiscal 2005, compared to 12.1% for the same period in 2004 and the consolidated effective income tax rate of 66.5% for fiscal 2004.  The 2005 effective income tax rate is anticipated to be lower than the Company’s combined federal and state statutory rates of 38.0% as a result of research and development credits offset by losses from the Company’s China subsidiary which are not tax deductible, which are a direct reduction of taxes.  The 2004 effective income tax rate was impacted by the $1.0 million in-process research and development charge, which was not tax deductible.

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

The Company’s effective income tax rate can be volatile because it is based on the level of operating income achieved, the level of research and development credits available to the Company, and the mix between our U.S. operating results, for which we record income taxes, and our foreign operating results, for which we do not record an income tax benefit due to the uncertainty of realizing these tax benefits in future years in our foreign jurisdictions.  Based on current estimates, the Company anticipates an effective tax rate of 34% to 38% for fiscal 2005.  Any future valuation allowance recorded on the Company’s net deferred tax assets of $9.4 million as of June 30, 2005 would have an adverse effect on the Company’s tax provision and results of operations.

Liquidity and capital resources

As of June 30, 2005, the Company had $39.4 million in cash, cash equivalents and marketable securities, working capital of $36.3 million and no borrowings, as compared to $35.7 million in cash, cash equivalents and marketable securities, working capital of $31.0 million and no borrowings as of December 31, 2004.

Operating activities

During the six months ended June 30, 2005, cash provided by operations was $5.3 million, which consisted of an increase of $369,000 from changes in working capital accounts and an increase of $5.0 million from other operating activities.  Noteworthy changes in the working capital accounts consisted of a $1.5 million increase in accounts receivable due to an increase in sales and an increase in days’ sales outstanding (defined as quarterly revenue on an annualized basis divided by ending net accounts receivable) to 75 days as of June 30, 2005 from 67 days as of December 31, 2004 (The Company uses an activity measure that places emphasis and focus on accounts receivable.  The measure is not defined under U.S. generally accepted accounting principles and may not be computed the same by similarly titled measures used by other companies.); an increase in deferred revenue of $1.2 million due to increased deferred maintenance and support revenue as a result of an increase in the Company’s customer base; and an increase of $1.2 million in deferred rent relating to payments and estimated payments to be made by the Company’s Minnetonka landlord for the Company’s benefit.  The increase in days’ sales outstanding was primarily due to the timing of sales closing at the end of the period.  Other changes in working capital accounts consisted of an increase of $451,000 in prepaid expenses and other assets due to an increase prepaid insurance and an increase in hardware inventory; an increase of $367,000 in accounts payable due to increased operating costs and general timing of payments to vendors; and a decrease of $413,000 in accrued liabilities due to the payout of the 2004 annual bonus in the first quarter of 2005 as well as the payout of accrued commissions as of December 31, 2004 in the first quarter of 2005.

During the six months ended June 30, 2004, cash provided by operations was $2.4 million, which consisted of an increase of $825,000 from changes in working capital accounts and an increase of $1.5 million for other operating activities.  Noteworthy changes in the working capital accounts consisted of an increase of $954,000 in accounts receivable due to an increase in sales and an increase of $1.7 million in deferred revenue due to increased deferred maintenance and support revenue as a result of an increase in the Company’s customer base.

Investing activities

The Company used cash of $5.5 million and $14.7 million for investing activities during the first six months of 2005 and 2004, respectively.

The Company used $3.8 million and $658,000 of cash for property and equipment purchases during first three months of 2005 and 2004, respectively.  The purchases in the first six months of 2005 were related to the Company’s move to a new office facility in February of 2005, which included expenditures for leasehold improvements, furniture and equipment.  Management anticipates that the Company will continue to purchase property and equipment as necessary in the normal course of business.  The amount and timing of these purchases and the related cash outflows in future periods is difficult to predict and depends on a number of factors, including the hiring of employees and the rate of change of computer hardware.

The Company used $7.5 million and $13.8 million of cash to purchase marketable securities during first six months of

2005 and 2004, respectively.  The Company realized $5.7 million and $6.3 million of proceeds from sales of marketable securities during the first six months of 2005 and 2004, respectively.  The marketable securities are invested in U.S. government obligations, U.S. government agency obligations, corporate commercial obligations and certificates of deposits.

Financing activities

Cash provided by financing activities totaled $2.3 million and $858,000 for the six months ended June 30, 2005 and 2004, respectively.  The cash provided by financing activities for the first three months of 2005 and 2004 resulted from the sale of common stock upon the exercise of options granted under the Company’s stock plans.

The Company has never paid or declared any cash dividends and does not intend to pay dividends in the near future.

Disclosures about Contractual Obligations and Commercial Commitments

The following summarizes the Company’s contractual obligations due each period, including purchase commitments as of June 30, 2005 and the effect such obligations are expected to have on the Company’s liquidity and cash flow:

		Payments Due by Year
						2010
	Remainder					through
	of 2005	2006	2007	2008	2009	2013

Non-contingent Obligations: Operating leases (1)	226,000	471,000	618,000	711,000	742,000	821,000

	$226,000	$471,000	$618,000	$711,000	$742,000	$821,000

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

In April 2005, the Company entered into an agreement with R2 Technology, Inc. (“R2”) to market R2’s lung nodule CAD software product to the Company’s customers.  The April 2005 agreement replaced the Company’s November 2002 agreement with R2.  Under the April 2005 agreement, all previous commitments were cancelled and replaced with a new commitment.  Beginning in the third quarter of 2005, the Company has committed to R2 certain minimum revenues from the sale of R2 products over a 12-quarter period.  The Company will receive a commission from R2 as consideration for the Company’s marketing efforts and access to the Company’s customers.  The Company is currently assessing the timing of revenue recognition relating to the commission which was not material to the quarter ended June 30, 2005.  The agreement states that to the extent the quarterly minimum revenue commitments are not met, the Company will pay R2 the difference between the minimum revenue commitment and the actual revenues achieved (shortfall payments).  The maximum total revenue commitment over the 12-quarter period beginning in the third quarter of 2005 is $5.0 million.  As of June 30, 2005, the remaining revenue commitment was $4.8 million.  However, beginning in the second quarter of 2006, the quarterly minimum revenue commitments will be reduced i) to the extent revenue generated by R2 under this agreement is below the minimum revenue commitment or ii) to the extent R2 is unable to generate revenue outside of its relationship with the Company.   As of June 30, 2004, if R2 generates no more revenue under this agreement, the estimated maximum shortfall payments would total approximately $2.3 million.

The Company has a contingent consideration agreement related to the acquisition of HInnovation, Inc. in February of 2004.  The contingent consideration consists of a maximum of $6.0 million of contingent milestone payments comprised of $3.0 million in common stock and $3.0 million in cash.  The contingent milestone payments are based on 1) the achievement of certain revenue targets resulting from the sale of products containing HInnovation technology during the period from the closing date of the acquisition through March 25, 2005 (this milestone was not met);; 2) the porting of

Vital Images’ product to HInnovation’s product platform and the commercial launch thereof; and 3) licensing the HInnovation patented technology within 24 months after the closing date.  The number of shares issued under the contingent milestone payments will be determined based on the average closing price of the Company’s common stock during the 10 trading days before completion of the milestone objective.  However, the Acquisition Agreement provides that the number of shares of Vital Images common stock comprising the contingent consideration cannot exceed 300,000 shares.  If, at the time of its issuance, the value of such stock is less than $3.0 million due to this limitation on the number of shares, Vital Images will pay the shortfall in cash.  Any contingent payments made by the Company will result in an increase in goodwill. As of June 30, 2005, no contingent payments had been earned.  As of June 30, 2005, the remaining potential maximum contingent consideration was $4.5 million, which consisted of $3.0 million in common stock and $1.5 million in cash.

If the Company’s operations progress as anticipated, of which there can be no assurance, management believes that its cash and cash equivalents on hand and generated from operations should be sufficient to satisfy its cash requirements, including commitments, for at least the next 12 months.  The timing of the Company’s future capital requirements, however, will depend on a number of factors, including the ability and willingness of physicians to use advanced visualization and analysis software in clinical diagnosis, surgical planning, patient screening and other diagnosis and treatment protocols; the ability of the Company to successfully market its products; the ability of the Company to differentiate its volume rendering software from competing products employing surface rendering or other technologies; the ability of the Company to build and maintain an effective sales and distribution channel; the impact of competition in the medical visualization business; the ability of the Company to obtain any necessary regulatory approvals; and the ability of the Company to enhance existing products and develop new products on a timely basis.  To the extent that the Company’s operations do not progress as anticipated, additional capital may be required.  There can be no assurance that any required additional capital will be available on acceptable terms or at all, and the failure to obtain any such capital would have a material adverse effect on the Company’s business.

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

Item 4.    Controls and Procedures

Evaluation of disclosure controls and procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended (“Exchange Act”), are recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosure.

The Company’s management, under the supervision of and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were ineffective as a result of the material weaknesses discussed in the Company’s Form 10-K/A filed on May 2, 2005.  The Company performed additional analysis and other post-closing procedures to ensure that the interim consolidated financial statements were prepared in accordance with generally accepted accounting principles.  Accordingly, management believes that the interim consolidated financial statements fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

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

In addition, over the past four fiscal quarters, the Company has added a number of additional personnel to its finance and accounting staff to ensure that all of the material weaknesses described above are appropriately remediated in a timely manner.  The additional personnel include a new Senior Director of Finance, a new Controller, a new Manager of Financial Reporting and a Senior Staff Accountant, all of whom have strong public accounting and/or public company experience.  The Company will be reviewing and testing the remediation steps noted above throughout fiscal 2005.  The Company believes that these remediation steps will correct the material weaknesses described above.

The changes in our internal control over financial reporting during our second fiscal quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, are described above.

Part II. Other Information

Item 1.     Legal proceedings

None.

Item 2.     Unregistered sales of equity securities and use of proceeds

None.

Item 3.     Defaults upon senior securities

None.

Item 4.     Submission of matters to a vote of security holders

a)              The Company held an Annual Meeting of Shareholders on May 11, 2005.

b)             At the Annual Meeting of Shareholders, Douglas M. Pihl, Jay D. Miller, Vincent J. Argiro, Ph.D., James B. Hickey, Jr., Richard W. Perkins, Michael W. Vannier, M.D. and Sven A. Wehrwein, constituting all of the members of the Company’s Board, were elected to the Board.

c)              At the Annual Meeting of Shareholders held on May 11, 2005, the following proposals were adopted by the margins indicated:

1.                           Elect a Board of Directors to hold offices until the next Annual Meeting of Shareholders and until their successors are elected and qualified.

	Number of Shares Voted
	For	Withheld

Douglas M. Pihl	9,233,464	1,571,350
Jay D. Miller	10,445,032	359,782
Vincent J. Argiro, Ph.D.	10,447,541	357,273
James B. Hickey, Jr.	9,805,810	999,004
Richard W. Perkins	9,245,693	1,559,121
Michael W. Vannier, M.D.	9,806,469	998,345
Sven A. Wehrwein	9,805,581	999,233

2.                           Amend the 1997 Stock Option and Incentive Plan to increase the number of shares reserved for issuance thereunder.

Number of Shares Voted			Broker Non - votes
For	Against	Abstaining
4,268,827	2,099,239	39,238	4,397,510

3.                           Amend the 1997 Director Stock Option and Incentive Plan to increase the number of shares reserved for issuance thereunder.

Number of Shares Voted			Broker Non-votes
For	Against	Abstaining
5,031,852	1,332,580	42,872	4,397,510

d)             None.

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
(Chief Financial Officer and
Chief Accounting Officer)