Form 10-Q
period 2005-09-30
VITAL IMAGES INC
filed 2005-11-09
CIK 912888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Yes   ☒   No   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐   No   ☒

On November 4, 2005, there were 12,615,304 shares of the Registrant’s common stock, par value $.01 per share, outstanding.

Vital Images, Inc.

Form 10-Q

September 30, 2005

Part I. Financial Information

Item 1.  Financial Statements

Vital Images, Inc.
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2005	2004
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$16,336,400	$24,119,157
Marketable securities	25,101,903	11,546,140
Accounts receivable, net	12,691,809	8,090,359
Deferred income taxes	600,000	600,000
Prepaid expenses and other current assets	1,493,468	1,092,495
Total current assets	56,223,580	45,448,151

Property and equipment, net	5,011,014	3,222,367
Deferred income taxes	8,478,000	8,454,000
Licensed technology, net	240,000	330,000
Other intangible assets, net	4,814,000	5,777,000
Goodwill	6,052,744	6,052,744
Total assets	$80,819,338	$69,284,262

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,384,236	$1,892,657
Accrued compensation	3,036,715	3,175,354
Accrued royalties	983,097	573,985
Other current liabilities	1,063,476	673,131
Deferred revenue	9,101,073	8,136,844
Total current liabilities	15,568,597	14,451,971

Deferred revenue	588,536	277,568
Deferred rent	1,282,107	—
Total liabilities	17,439,240	14,729,539

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock: $0.01 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock: $0.01 par value; 20,000,000 shares authorized; 12,646,456 and 12,007,160 shares issued and outstanding, respectively	126,467	120,072
Additional paid-in capital	72,968,034	65,813,282
Deferred stock-based compensation	(1,730,672)	-
Accumulated other comprehensive loss	(32,010)	(47,865)
Accumulated deficit	(7,951,721)	(11,330,766)
Total stockholders’ equity	63,380,098	54,554,723
Total liabilities and stockholders' equity	$80,819,338	$69,284,262

(The accompanying notes are an integral part of the condensed consolidated financial statements.)

Vital Images, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2005	2004	2005	2004

Revenue:
License fees	$9,026,325	$6,204,967	$24,315,398	$16,917,659
Maintenance and services	3,637,486	2,462,670	10,498,844	6,603,949
Hardware	496,079	580,008	1,618,821	1,502,478
Total revenue	13,159,890	9,247,645	36,433,063	25,024,086

Cost of revenue:
License fees	1,080,454	1,050,481	3,504,491	3,038,492
Maintenance and services	1,494,219	1,195,604	4,118,011	3,395,617
Hardware	321,046	358,601	975,475	1,068,914
Total cost of revenue	2,895,719	2,604,686	8,597,977	7,503,023

Gross profit	10,264,171	6,642,959	27,835,086	17,521,063

Operating expenses:
Sales and marketing	4,108,277	2,860,420	11,577,813	8,359,646
Research and development	2,162,628	1,541,063	5,926,126	4,699,316
General and administrative	1,681,345	1,249,663	5,196,596	4,060,397
Loss on operating lease	—	—	493,000	—
Acquired in-process research and development	—	—	—	1,000,000
Total operating expenses	7,952,250	5,651,146	23,193,535	18,119,359

Operating income (loss)	2,311,921	991,813	4,641,551	(598,296)

Interest income	268,465	96,233	669,494	237,739
Income (loss) before income taxes	2,580,386	1,088,046	5,311,045	(360,557)
Provision for income taxes, net	959,000	418,167	1,932,000	243,439
Net income (loss)	$1,621,386	$669,879	$3,379,045	$(603,996)

Net income (loss) per share – basic	$0.13	$0.06	$0.27	$(0.05)
Net income (loss) per share – diluted	$0.12	$0.05	$0.26	$(0.05)

Weighted average common shares outstanding - basic	12,476,721	11,696,803	12,291,856	11,564,076
Weighted average common shares outstanding - diluted	13,337,034	12,482,797	13,147,058	11,564,076

(The accompanying notes are an integral part of the condensed consolidated financial statements.)

Vital Images, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the nine months ended
	September 30,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$3,379,045	$(603,996)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,585,901	1,159,573
Amortization of identified intangibles	1,053,000	892,000
Provision (net recovery) for doubtful accounts	(159,395)	517,000
Amortization of discount and accretion of premium on marketable securities	186,942	345,475
Stock-based compensation - employee	190,688	—
Stock-based compensation - non-employee	11,358	980
Loss on operating lease	493,000	—
Amortization of deferred rent	(118,635)	—
Deferred income taxes	(24,000)	(88,561)
Tax benefit from stock option transactions	1,956,000	287,000
Acquired in-process research and development	—	1,000,000
Changes in operating assets and liabilities, net of effect from acquisition:
Accounts receivable	(4,442,055)	(3,329,005)
Prepaid expenses and other assets	(400,973)	(298,409)
Accounts payable	(286,444)	(93,863)
Accrued and other liabilities	388,206	774,031
Deferred revenue	1,275,197	3,145,299
Deferred rent	1,180,354	—
Net cash provided by operating activities	6,268,189	3,707,524

Cash flows from investing activities:
Purchases of property and equipment	(3,596,525)	(1,008,617)
Purchases of marketable securities	(21,593,850)	(23,568,866)
Sales of marketable securities	7,867,000	10,079,915
Acquisition of HInnovation, Inc., net of cash acquired	—	(6,498,096)
Net cash used in investing activities	(17,323,375)	(20,995,664)

Cash flows from financing activities:
Proceeds from sale of common stock under stock warrants	—	6,847
Proceeds from sale of common stock under stock plans	3,272,429	1,168,665
Net cash provided by financing activities	3,272,429	1,175,512

Net increase (decrease) in cash and cash equivalents	(7,782,757)	(16,112,628)
Cash and cash equivalents, beginning of period	24,119,157	30,111,613
Cash and cash equivalents, end of period	$16,336,400	$13,998,985

Supplemental cash flow information:
Common stock issued in conjunction with acquisition of HInnovation, Inc.	$—	$6,109,554

(The accompanying notes are an integral part of the condensed consolidated financial statements.)

Vital Images, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.      Basis of presentation

The accompanying unaudited consolidated financial statements of Vital Images, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments, for a fair statement, have been included. Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the year ending December 31, 2005. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

2.      Major customer and geographic data

The following customer accounted for more than 10% of the Company’s total revenue for the periods indicated:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2005	2004	2005	2004

Toshiba Medical Systems Corporation	$5,319,000	$4,991,000	$16,820,000	$13,982,000

Percentage of total revenue	40%	54%	46%	56%

As of September 30, 2005 and December 31, 2004, Toshiba Medical Systems Corporation (“Toshiba”) accounted for 29% and 23% of accounts receivable, respectively.

In March 2005, the Company and Toshiba renewed their U.S. and international marketing and distribution agreement for two years, through December 31, 2006.  As under the previous agreement, Toshiba will offer the Company’s Vitrea® 2 software through its subsidiaries and distributors in more than 50 nations in North and South America, Europe, the Middle East, Africa, Australia and Asia, except Japan.  Since 2000, Toshiba has been providing Vitrea software as the advanced visualization and analysis software of choice to customers purchasing Toshiba's Aquilion™ scanners and other Toshiba CT scanners.

Substantially all of the Company’s export revenue is negotiated, invoiced and paid in U.S. dollars.  Gross export revenue by geographic area based on end user location is summarized as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2005	2004	2005	2004

Europe	$1,392,000	$1,235,000	$3,347,000	$2,806,000
Asia and Pacific Region	592,000	368,000	1,723,000	824,000
Other Foreign Countries	445,000	246,000	1,018,000	602,000
Totals	$2,429,000	$1,849,000	$6,088,000	$4,232,000

Percentage of total revenue	18%	20%	17%	17%

3.      Stock-based compensation

The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and complies with the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, "Accounting for Stock-Based Compensation" and SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of Financial Accounting Standards Board ("FASB") Statement No. 123."  See Note 12 to the consolidated financial statements for discussion on SFAS No. 123 (revised 2004), “Share-Based Payment”.

The Company has adopted the disclosure-only provisions of SFAS No. 123. For purposes of the pro forma disclosures below, the estimated fair value of the options and restricted stock is amortized to expense over the vesting period. Had compensation cost for the Company's stock options and restricted stock awards been recognized based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company's net income (loss) would have been adjusted to the pro forma amounts indicated below:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2005	2004	2005	2004

Net income (loss), as reported	$1,621,386	$669,879	$3,379,045	$(603,996)

Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	51,832	—	118,303	—
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(586,947)	(545,935)	(1,506,811)	(1,759,160)
Pro forma net income (loss)	$1,086,271	$123,944	$1,990,537	$(2,363,156)

Net income (loss) per share – basic:
As reported	$0.13	$0.06	$0.27	$(0.05)
Pro forma	$0.09	$0.01	$0.16	$(0.20)

Net income (loss) per share – diluted:
As reported	$0.12	$0.05	$0.26	$(0.05)
Pro forma	$0.09	$0.01	$0.16	$(0.20)

The pro forma effects on the net income (loss) for the three and nine months ended September 30, 2005 and 2004 may not be indicative of the future results for the full fiscal year due to continuing option activity and other factors.

4.      Per share data

Basic earnings (loss) per share is computed using net income and the weighted average number of common shares outstanding. Diluted earnings (loss) per share reflect the weighted average number of common shares outstanding plus any potentially dilutive shares outstanding during the period.  Potentially dilutive shares consist of shares issuable upon the exercise of stock options and warrants.  As discussed in Note 10 to the consolidated financial statements, the contingent stock consideration related to the acquisition of HInnovation, Inc. has not been earned to date; accordingly, there was no impact on the Company’s diluted earnings (loss) per share.

The computations for basic and diluted net income (loss) per share for each period are as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2005	2004	2005	2004

Numerator:
Net income (loss)	$1,621,386	$669,879	$3,379,045	$(603,996)

Denominator:
Denominator for weighted average common shares outstanding - basic	12,476,721	11,696,803	12,291,856	11,564,076
Dilution associated with common stock warrants	—	5,966	—	—
Dilution associated with the Company’s stock-based compensation plans	860,313	780,028	855,202	—
Denominator for weighted average common shares outstanding - diluted	13,337,034	12,482,797	13,147,058	11,564,076

Net income (loss) per share – basic	$0.13	$0.06	$0.27	$(0.05)

Net income (loss) per share – diluted	$0.12	$0.05	$0.26	$(0.05)

Aggregates of 210,200 and 392,130 shares of restricted stock and options to purchase shares of common stock were excluded from the computations of diluted earnings per share for the three and nine month periods ended September 30, 2005, respectively, because they were anti-dilutive.  Aggregates of 556,100 and 2,588,423 options and warrants to purchase shares of common stock were excluded from the computations of diluted earnings per share for the three and nine month periods ended September 30, 2004, respectively, because they were anti-dilutive.

5.      Comprehensive income (loss)

Comprehensive income (loss) as defined by SFAS No. 130, "Reporting Comprehensive Income," includes net income (loss) and items defined as other comprehensive income (loss).  SFAS No. 130 requires that items defined as other comprehensive income (loss), such as unrealized gains and losses on certain marketable securities, be separately classified in the financial statements.  Such items are reported in the consolidated statements of stockholders' equity as comprehensive income (loss).

The components of comprehensive income (loss) were as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2005	2004	2005	2004

Net income (loss)	$1,621,386	$669,879	$3,379,045	$(603,996)
Other comprehensive loss:
Net change in unrealized gain (loss) on available-for-sale investments	10,168	20,394	15,855	(28,442)
Comprehensive income (loss)	$1,631,554	$690,273	$3,394,900	$(632,438)

Accumulated other comprehensive loss at September 30, 2005 and December 31, 2004 was $32,010 and $47,865,

respectively.

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

For the nine
months ended
September 30, 2004

Revenue	$25,052,086

Net income (loss)	$273,011

Net income (loss) per share – diluted	$0.02

7.      Other intangible assets and goodwill

Acquired intangible assets subject to amortization were as follows:

	September 30, 2005			December 31, 2004
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value

Existing software technology	$3,400,000	$(1,111,000)	$2,289,000	$3,400,000	$(598,000)	$2,802,000
Patents and patent applications	3,000,000	(702,000)	2,298,000	3,000,000	(378,000)	2,622,000
Non-compete/employment agreements	500,000	(273,000)	227,000	500,000	(147,000)	353,000
Total intangible assets subject to amortization	$6,900,000	$(2,086,000)	$4,814,000	$6,900,000	$(1,123,000)	$5,777,000

Intangible assets subject to amortization are amortized on a straight-line basis over the estimated period of benefit.  Amortization expense related to other intangible assets was $321,000 and $312,000 for the three months ended September 30, 2005 and 2004, respectively.   Amortization expense related to other intangible assets was $963,000 and $802,000 for the nine months ended September 30, 2005 and 2004, respectively.   The estimated future amortization expense for identified intangible assets is as follows:

Remainder of 2005	$321,000
2006	1,284,000
2007	1,133,000
2008	1,116,000
2009	498,000
2010 through 2011	462,000
$4,814,000

The preceding expected amortization expense is an estimate.  Actual amortization expense may differ from estimates due to additional intangible asset acquisitions, impairment of intangible assets, accelerated amortization of intangible assets, and other events.

Goodwill

The changes in the carrying amount of goodwill for the nine months ended September 30, 2005 was as follows:

Balance as of December 31, 2004	$6,052,744
Goodwill acquired during the period	—

Balance as of September 30, 2005	$6,052,744

8.      Deferred revenue

The components of deferred revenue were as follows:

	September 30,	December 31,
	2005	2004

Maintenance and support	$6,289,574	$4,734,764
Training	2,562,822	2,697,892
Installation	159,675	309,200
Software	368,208	454,108
Hardware and other	309,330	218,448
Total deferred revenue	9,689,609	8,414,412
Less current portion	(9,101,073)	(8,136,844)
Long-term portion of deferred revenue	$588,536	$277,568

9.      Income taxes

The Company’s quarterly consolidated effective income tax rate is 36.4% for the nine months ended September 30, 2005, which is based on the Company’s estimated effective income tax rate for fiscal 2005, compared to 67.5% for the same period in 2004 and the consolidated effective income tax rate of 66.5% for fiscal 2004.  The 2005 effective income tax rate is anticipated to be lower than the Company’s combined federal and state statutory rates of 38.0% as a result of research and development credits, which are a direct reduction of taxes.  The 2004 effective income tax rate was impacted by a $1.0 million charge for in-process research and development that was incurred following the Company’s acquisition of HInnovation, Inc,, and was not tax deductible.

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

As of September 30, 2005, the Company updated its December 31, 2004 realization of deferred tax assets analysis to reflect the necessary changes in estimates and determined that no increase in the valuation allowance was necessary related to the net deferred tax assets.

The Company also concluded that it was more likely than not that the net deferred tax assets of $9.1 million as of September 30, 2005 and the estimated future tax deductions from the exercise of stock options outstanding as of September 30, 2005 would be utilized prior to expiring.  Based on this conclusion, the Company would require approximately $48 million in cumulative future taxable income to be generated at various times over the next 20 years to realize the related net deferred tax assets of $9.1 million as of September 30, 2005 as well as the estimated future tax deductions from the exercise of stock options outstanding and in-the-money as of September 30, 2005.

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

10.     Commitments and contingencies

Contingent consideration related to acquisition

The Company has a contingent consideration agreement related to its acquisition of HInnovation, Inc. in February 2004.  The maximum potential contingent consideration was initially $6.0 million.  No contingent consideration has been earned, and, as of September 30, 2005, the potential maximum contingent consideration is $4.5 million, which consists of $3.0 million in common stock and $1.5 million in cash, provided that the number of shares of the Company’s common stock comprising the equity portion of the contingent consideration cannot exceed 300,000 shares.  Therefore, if, at the time of issuance, the aggregate market value of the 300,000 shares is less than $3.0 million, the Company will pay additional cash to compensate for the shortfall.  The number of shares of common stock to be issued under the equity portion of the contingent consideration will be determined by the average closing price of the Company’s common stock during the 10 trading days before completion of the milestone.

The remaining milestones upon which contingent consideration may be earned are (1) porting the Company’s base software to HInnovation’s web-based platform and the commercial launch thereof, upon which $1.5 million in cash consideration may be earned; and (2) within 24 months after the closing date of the acquisition, licensing products based upon patents held by HInnovation, upon which common stock with an aggregate value of $3.0 million may be earned.  A third milestone, based upon achieving certain revenue targets for the HInnovation products by March 2005, was not met and has now expired.

Any contingent payments made by the Company will result in an equivalent increase in goodwill.

Agreement with R2 Technology, Inc.

In April 2005, the Company entered into an agreement with R2 Technology, Inc. (“R2”) to market R2’s lung nodule CAD software product to the Company’s customers.  The April 2005 agreement replaced the Company’s November 2002 agreement with R2.  Under the April 2005 agreement, all previous commitments were cancelled and replaced with a new commitment.  Beginning in the third quarter of 2005, the Company committed to R2 certain minimum quarterly revenues (“Applicable Minimums”) from the sale of certain R2 lung CAD related products and services (“R2 Lung CAD Products”) over a 12-quarter period ending June 30, 2008.  The Company will receive a commission based on sales of R2 Lung CAD Products to the Company’s customers.  This agreement states that to the extent the quarterly Applicable Minimum is not met, the Company will pay R2 the difference between the Applicable Minimum and the actual R2 Lung CAD Product revenue achieved.

The Applicable Minimums for the quarters ending September 30, 2005, December 31, 2005 and March 31, 2006 are $414,000 per quarter.  However, beginning in the quarter ending June 30, 2006 and for each subsequent quarter thereafter, the Applicable Minimum will be reduced to the lowest of: i) the Applicable Minimum in the preceding quarter; ii) the Applicable Minimum of the preceding quarter multiplied by the percent by which the R2 Lung CAD Product revenue in the preceding quarter fell below that quarter’s Applicable Minimum, up to a maximum decline of twenty-three percent; or iii) two times the R2 Lung CAD Product revenue generated by R2 during the preceding quarter through all other sales, marketing and distribution channels, excluding R2 Lung CAD Product revenue generated through the agreement with the Company.  If at any time during the remainder of this agreement the Applicable Minimum is less than $414,000 and R2 Lung CAD Product revenue for a quarter exceeds $414,000, the Applicable Minimum for the next quarter will be $414,000.  Thereafter, the Applicable Minimums will be subject to the above adjustment.  Additionally, at the end of every fourth quarter under the April 2005 R2 agreement, if the aggregate revenue generated under the agreement in the previous four quarters exceeded $1,665,000, the remaining Applicable Minimum per quarter shall be reduced by the amount of excess divided by the number of quarters remaining under the agreement.

As of September 30, 2005, based on current estimates, management believes it is probable that the estimated aggregate Applicable Minimums will be met and that it will not recognize a loss on this agreement.  However, the estimated aggregate Applicable Minimums is a subjective determination, and any changes to estimates and actual results could have an adverse impact on the Company’s financial position and results of operations.  As of September 30, 2005, the remaining aggregate Applicable Minimums ranges from a minimum of approximately $828,000 to a maximum of approximately $4.5 million.

As of September 30, 2005, the Company deferred approximately $151,000 in commission fees from R2 under this agreement.  The Company determined that commission fees will be deferred to the extent they do not exceed the remaining aggregate Applicable Minimums.

11.     Other items

Loss on operating lease – In March 2004, the Company signed a non-cancelable operating lease for a new office facility in Minnetonka, Minnesota.  The new lease term started in February 2005 and expires in January 2012.  The Company moved into the Minnetonka location and moved out of its Plymouth, Minnesota location in February 2005.  The Company’s lease for the office facility in Plymouth expired on July 31, 2005 with the exception of a small portion of the space that is under lease until May 31, 2006.  Under the terms of the Minnetonka lease, since February 2005, the lessor is to pay the monthly base rent payments and taxes and operating cost rent obligation payments for the Company’s former office in Plymouth.   In the first quarter of 2005, the Company recorded a lease loss of $493,000 related to the abandonment of the Plymouth office.  The estimated lease payments to be made by the Minnetonka landlord to the Plymouth landlord are considered a lease incentive and recorded as an immediate charge and deferred rent, which is amortized as a reduction of rent expense through the term of the lease.

Acquired in-process research and development – Results for the first quarter of 2004 included a $1.0 million write-off of in-process research and development costs related to the HInnovation acquisition.

12.     New accounting pronouncement

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment.” SFAS No. 123R supersedes APB Opinion No. 25, which requires recognition of an expense when goods or services are provided. SFAS No. 123R requires the determination of the fair value of the share-based compensation at the grant date and the recognition of the related expense over the period in which the share-based compensation vests. SFAS No. 123R permits a prospective or two modified versions of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by the original SFAS No. 123.  In April 2005, the Securities and Exchange Commission adopted a new rule that amends the compliance dates for SFAS No. 123R.  The Company is required to adopt the provisions of SFAS No. 123R effective January 1, 2006, at which time the Company will begin recognizing an expense for unvested share-based compensation that has been issued or will be issued after that date. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The Company has not yet finalized its decision concerning the transition option it will utilize to adopt SFAS No. 123R.  The Company is currently assessing its stock-based compensation strategy and related tax implications.  Future stock-based compensation may differ from pro forma amounts (see Note 3). The Company expects the impact of the adoption of SFAS No. 123R to be material to its consolidated financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

Vital Images, Inc. (the “Company”) continued to achieve significant growth in the third quarter of 2005.  Total revenue for the third quarter ended September 30, 2005 was $13.2 million, compared with $9.2 million in the third quarter of 2004, a 42 percent increase.  Pretax income for the third quarter increased to $2.6 million, which included amortization costs of $351,000 and equity-based compensation costs of $89,000 related to restricted stock awards.  This compares to pretax income of $1.1 million in the year-ago period, which included amortization costs of $342,000, but no costs for equity-based compensation.  Net income for the 2005 third quarter rose to $1.6 million, or $0.12 per diluted share, compared to year-earlier net income of $670,000, or $0.05 per diluted share.

For the nine months ended September 30, 2005, revenue was $36.4 million and pretax income improved to $5.3 million.  The results for the nine months ended September 2005 include a lease loss of $493,000 that was recorded in the first quarter.  This compares to revenue of $25.0 million and pretax loss of $361,000 for the nine months ended September 30, 2004.  The results for the nine months ended September 2004 include a write-off in the first quarter of in-process research and development costs of $1.0 million related to the acquisition of HInnovation, which closed in February 2004.  Net income for the nine months ended September 30, 2005 was $3.4 million, or $0.26 per diluted share, a marked improvement over a net loss of $604,000, or $0.05 per diluted share, for the same period in 2004.

Throughout the Company’s history, a significant portion of the Company’s revenue has been generated from the U.S. computed tomography (“CT”) market.  Going forward, the Company anticipates a growing contribution from other sources, including an expanding picture archive and communication systems (“PACS”) market, sales of Web-based products and the Company’s installed customer base.

Overview

The Company develops, markets and supports enterprise-wide advanced visualization solutions for use primarily in clinical diagnosis, disease screening and therapy planning.  The Company’s software applies proprietary computer graphics and image processing technologies to a wide variety of data supplied by CT, magnetic resonance (“MR”) and positron emission tomography (“PET”) scanners.  The Company’s products allow clinicians to create 2D, 3D and 4D views of human anatomy and to non-invasively navigate within these images to better visualize and understand internal structures and pathologies.  The Company believes that its high-speed visualization technology and customized protocols cost-effectively bring 3D visualization and analysis into the routine, day-to-day practice of medicine.  The Company, which operates in a single business segment, markets its products to healthcare providers and to manufacturers of diagnostic imaging systems and PACS through a direct sales force in the United States and independent distributors in international markets.  Vital Images’ common stock is currently traded on The NASDAQ National Market under the symbol “VTAL.”

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

Management’s discussion and analysis of financial condition and results of operations are based upon the Company’s condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The Company continually evaluates its critical accounting policies and estimates.

The Company believes the critical accounting polices listed below reflect significant judgments, estimates and assumptions used in the preparation of its consolidated financial statements.

Allowance for doubtful accounts

The Company maintains an allowance for doubtful accounts at an amount estimated to be sufficient to provide adequate protection against losses resulting from extending credit to the Company’s customers. In judging the adequacy of the allowance for doubtful accounts, the Company considers multiple factors, including historical bad debt experience, the general economic environment, the need for specific client reserves and the aging of the Company’s receivables.  This provision is included in operating expenses as a general and administrative expense in the consolidated statements of operations.  A considerable amount of judgment is required in assessing these factors. If the factors utilized in determining the allowance do not reflect future performance, then a change in the allowance for doubtful accounts would be necessary in the period such determination has been made, which would impact future results of operations.  As of September 30, 2005, the allowance for doubtful accounts was $608,000 for gross accounts receivable of $13.3 million.

Deferred taxes

Significant judgment is required in determining the realizability of the Company’s deferred tax assets.  The Company must assess the likelihood that its net deferred tax assets will be recovered from future taxable income, and to the extent the Company believes that recovery is not likely, it must establish a valuation allowance.  To the extent the Company establishes a valuation allowance, it must include an expense within the tax provision in the statement of operations.  As of September 30, 2005, the consolidated balance sheet included net deferred tax assets of $9.1 million.

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

As of September 30, 2005, the Company updated its December 31, 2004 realization of deferred tax assets analysis to reflect the necessary changes in estimates and determined that no increase in the valuation allowance was necessary related to the net deferred tax assets.

The Company also concluded that it was more likely than not that the net deferred tax assets of $9.1 million as of September 30, 2005 and the estimated future tax deductions from the exercise of stock options outstanding as of September 30, 2005 would be utilized prior to expiring.  Based on this conclusion, the Company would require approximately $48 million in cumulative future taxable income to be generated at various times over the next 20 years to realize the related net deferred tax assets of $9.1 million as of September 30, 2005 as well as the estimated future tax deductions from the exercise of stock options outstanding and in-the-money as of September 30, 2005.

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

The Company’s long-lived assets consist of property and equipment of $5.0 million, licensed technology of $240,000 and other intangible assets subject to amortization of $4.8 million as of September 30, 2005.

Goodwill and other intangible assets with indefinite lives

The Company accounts for goodwill and other intangible assets in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.”  Under SFAS No. 142, goodwill and intangible assets with indefinite lives are not amortized to expense and must be reviewed for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired.  The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill.  The Company operates as one reporting unit and therefore compares the book value to the market value (market capitalization plus a control premium).  If the market value exceeds the book value, goodwill is considered not impaired, thus the second step of the impairment test is not necessary.  If the Company’s book value exceeds the market value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any.  The second step of the goodwill impairment test, used to measure the amount of impairment loss, compares the implied fair value of the goodwill with the book value of the goodwill.  If the carrying value of the goodwill exceeds the implied fair value of the goodwill, an impairment loss would be recognized in an amount equal to the excess.  Any loss recognized cannot exceed the carrying amount of goodwill.  After a goodwill impairment loss is recognized, the adjusted carrying amount of goodwill is its new accounting basis.  Subsequent reversal of a previously recognized goodwill impairment loss is prohibited once the measurement of that loss is completed.  The Company completed the annual goodwill impairment assessment as of December 31, 2004, upon which no impairment was identified.

Agreement with R2 Technology, Inc.

In April 2005, the Company entered into an agreement with R2 Technology, Inc. (“R2”) to market R2’s lung nodule CAD software product to the Company’s customers.  The April 2005 agreement replaced the Company’s November 2002 agreement with R2.  Under the April 2005 agreement, all previous commitments were cancelled and replaced with a new commitment.  Beginning in the third quarter of 2005, the Company committed to R2 certain minimum quarterly revenues (“Applicable Minimums”) from the sale of certain R2 lung CAD related products and services (“R2 Lung CAD Products”) over a 12-quarter period ending June 30, 2008.  The Company will receive a commission based on sales of R2 Lung CAD Products to the Company’s customers.  This agreement states that to the extent the quarterly Applicable Minimum is not met, the Company will pay R2 the difference between the Applicable Minimum and the actual R2 Lung CAD Product revenue achieved.

The Applicable Minimums for the quarters ending September 30, 2005, December 31, 2005 and March 31, 2006 are $414,000 per quarter.  However, beginning in the quarter ending June 30, 2006 and for each subsequent quarter thereafter, the Applicable Minimum will be reduced to the lowest of: i) the Applicable Minimum in the preceding quarter; ii) the Applicable Minimum of the preceding quarter multiplied by the percent by which the R2 Lung CAD Product revenue in the preceding quarter fell below that quarter’s Applicable Minimum, up to a maximum decline of twenty-three percent; or iii) two times the R2 Lung CAD Product revenue generated by R2 during the preceding quarter through all other sales, marketing and distribution channels, excluding R2 Lung CAD Product revenue generated through the agreement with the Company.  If at any time during the remainder of this agreement the Applicable Minimum is less than $414,000 and R2 Lung CAD Product revenue for a quarter exceeds $414,000, the Applicable Minimum for the next quarter will be $414,000.  Thereafter, the Applicable Minimums will be subject to the above adjustment.  Additionally, at the end of every fourth quarter under the April 2005 R2 agreement, if the aggregate revenue generated under the agreement in the previous four quarters exceeded $1,665,000, the remaining Applicable Minimum per quarter shall be reduced by the amount of excess divided by the number of quarters remaining under the agreement.

As of September 30, 2005, based on current estimates, management believes it is probable that the estimated aggregate Applicable Minimums will be met and that it will not recognize a loss on this agreement.  However, the estimated aggregate Applicable Minimums is a subjective determination, and any changes to estimates and actual results could have an adverse impact on the Company’s financial position and results of operations.  As of September 30, 2005, the remaining aggregate Applicable Minimums ranges from a minimum of approximately $828,000 to a maximum of approximately $4.5 million.

As of September 30, 2005, the Company deferred approximately $151,000 in commission fees from R2 under this agreement.  The Company determined that commission fees will be deferred to the extent they do not exceed the remaining aggregate Applicable Minimums.

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

The Company licenses its software and sells products and services to end-users and also indirectly through original equipment manufacturers (“OEMs”) and independent distributors (collectively, “Resellers”).  Terms offered by the Company do not generally differ based on whether the customer is an end-user or a Reseller.  The Company offers terms that require payment within 30 to 90 days after product delivery.  The Company does not generally offer rights of return, acceptance clauses or price protection to its customers.  In rare situations where the Company provides rights of return or acceptance clauses, revenue is deferred until the clause expires.

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

The Company recognizes revenue in accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended by SOP 98-4 and SOP 98-9, as well as Technical Practice Aids issued from time to time by the AICPA; and SEC Staff Accounting Bulletin No. 104. The Company recognizes revenue when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement, the product has been shipped or the services have been provided to the customer, the sales price is fixed or determinable, and collectability is probable.  Provided all other revenue recognition criteria are met, license revenue from Resellers is recognized on a sell-in or sell-through basis depending on the arrangement with the Reseller.  The Company recognizes revenue from Resellers on a sell-in basis provided the Reseller i) assumes all risk of the purchase, ii) has the ability and obligation to pay regardless of receiving payment from the end user, and iii) has a history of timely payments.

The Company evaluates the credit worthiness of all customers.  In circumstances where the Company does not have experience selling to a customer and lacks adequate credit information to conclude that collection is probable, revenue is deferred until the arrangement fees are collected and all other revenue recognition criteria in the arrangement have been met.

In addition to the aforementioned general policy, the following are the specific revenue recognition policies for services and multiple-element arrangements:

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

  Multiple-Element Arrangements – The Company enters into arrangements with customers that include a combination of software products, system hardware, specified upgrades, maintenance and support, or installation and training services.  For such arrangements, the Company recognizes revenue using the residual value method.  The Company allocates the total arrangement fee among the various elements of the arrangement based on the relative fair value of each of the undelivered elements determined by vendor-specific objective evidence. The fair value of maintenance and support services is based upon the renewal rate for continued service arrangements.  The fair value of installation and training services is established based upon sold separately pricing for the services. In software arrangements for which the Company does not have vendor-specific objective evidence of fair value for all elements, revenue is deferred until the earlier of when vendor-specific objective evidence is determined for the undelivered elements (residual method) or when all elements for which the Company does not have vendor-specific objective evidence of fair value have been delivered.

The following table sets forth information from the Company’s Statements of Operations, expressed as a percentage of total revenue.

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Unaudited)		(Unaudited)

Revenue:
License fees	68.6%	67.1%	66.7%	67.6%
Maintenance and services	27.6	26.6	28.9	26.4
Hardware	3.8	6.3	4.4	6.0

Total revenue	100.0	100.0	100.0	100.0

Cost of revenue:
License fees	8.2	11.4	9.6	12.1
Maintenance and services	11.4	12.9	11.3	13.6
Hardware	2.4	3.9	2.7	4.3

Total cost of revenue	22.0	28.2	23.6	30.0

Gross margin	78.0	71.8	76.4	70.0

Operating expenses:
Sales and marketing	31.2	30.9	31.8	33.4
Research and development	16.4	16.7	16.3	18.8
General and administrative	12.8	13.5	14.2	16.2
Loss on operating lease	—	—	1.4	—
Acquired in-process research and development	—	—	—	4.0

Total operating expenses	60.4	61.1	63.7	72.4

Operating income (loss)	17.6	10.7	12.7	(2.4)

Interest income	2.0	1.1	1.8	1.0
Income (loss) before income taxes	19.6	11.8	14.5	(1.4)
Provision for income taxes,net	7.3	4.6	5.2	1.0
Net income (loss)	12.3%	7.2%	9.3%	(2.4% )

Revenue

Total revenue increased 42% to $13.2 million from $9.2 million for the three months ended September 30, 2005 compared to the three months ended September 30, 2004.  Total revenue increased 46% to $36.4 million from $25.0 million for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004.  The revenue growth was driven by increases in software license fees through distribution partners and direct sales and maintenance and service revenue from an increased customer base.  The installed base of Vitrea® users increased to approximately 2,500 in the third quarter, with approximately 210 Vitrea licenses sold.

License fee revenue increased 45% to $9.0 million from $6.2 million for the three months ended September 30, 2005 compared to the three months ended September 30, 2004.  License fee revenue increased 44% to $24.3 million from $16.9 million for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004.

The increase in software license fee revenue was driven by an increase in the number of Vitrea2 licenses sold and an increase in the number of Vitrea 2 software add-on options sold, including third-party software.  For the three months ended September 30, 2005, sales from Vitrea 2 software increased 116% to $3.9 million, or 44% of license fee revenue, compared to $1.8 million, or 29% of license fee revenue, in the third quarter of 2004.    For the nine months ended September 30, 2005, sales from Vitrea 2 software increased 77% to $10.2 million, or 42% of license fee revenue, compared to $5.7 million, or 34% of license fee revenue, in the first nine months of 2004.  For the three months ended September 30, 2005, sales from Vitrea 2 software options (including third party software) increased 15% to $5.0 million, or 56% of license fee revenue, compared to $4.3 million, or 70% of license fee revenue, in the third quarter of 2004.    For the nine months ended September 30, 2005, sales from software options increased 23% to $13.7 million, or 57% of license fee revenue, compared to $11.1 million, or 66% of license fee revenue, in the first nine months of 2004.  The Vessel Probe, CT Cardiac and CT Colon options were the best selling options.  In addition, license fees through the Company’s distribution partnership with Toshiba Medical Systems Corporation (“Toshiba”) was $3.6 million and $11.4 million, respectively, for the three and nine months ended September 30, 2005, or 39% and 47% of license fee revenue, as compared to license fees of $3.7 million and $10.3 million, respectively, for the three and nine months ended September 30, 2004, or 60% and 61% of license fee revenue.

Maintenance and services revenue increased 48% to $3.6 million from $2.5 million for the three months ended September 30, 2005 compared to the three months ended September 30, 2004.  Maintenance and services revenue increased 59% to $10.5 million from $6.6 million for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004.

For the three and nine months ended September 30, 2005, maintenance and support revenue was $2.4 million and $6.9 million, respectively, compared to revenue of $1.5 million and $3.9 million for the three and nine months ended September 30, 2004.  Training revenue for the three and nine months ended September 30, 2005 was $1.0 million and $2.9 million, respectively, compared to revenue of $735,000 and $2.2 million for the same periods in 2004.  Installation revenue for the three and nine months ended September 30, 2005 was $227,000 and $656,000, respectively, compared to revenue of $172,000 and $445,000 for the same periods in 2004.  The increases in all categories of maintenance and service revenue were due to increases in the Company’s customer base and improved pricing on maintenance and support.

Hardware revenue decreased 14% to $496,000 from $580,000 million for the three months ended September 30, 2005 compared to the three months ended September 30, 2004.  Hardware revenue increased 8% to $1.6 million from $1.5 million for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004.  The Company sells hardware as a convenience to its customers, and fluctuations are driven by individual customer purchasing preferences.

Cost of revenue

Total cost of revenue increased 11% to $2.9 million from $2.6 million for the three months ended September 30, 2005 compared to the three months ended September 30, 2004.  Total cost of revenue increased 15% to $8.6 million from $7.5 million for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004.

A comparison of gross profit and gross margin by revenue category is as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2005	2004	2005	2004

Gross profit:
License fees	$7,945,871	$5,154,486	$20,810,907	$13,879,167
Maintenance and services	2,143,267	1,267,066	6,380,833	3,208,332
Hardware	175,033	221,407	643,346	433,564
Total gross profit	$10,264,171	$6,642,959	$27,835,086	$17,521,063

Gross margin:
License fees	88%	83%	86%	82%
Maintenance and services	59%	51%	61%	49%
Hardware	35%	38%	40%	29%
Total gross margin	78%	72%	76%	70%

License fee gross margin increased to 88% from 83% for the three months ended September 30, 2005 compared to the three months ended September 30, 2004.  License fee gross margin increased to 86% from 82% for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004.

The increase in license fee gross margin for the three and nine months ended September 30, 2005 compared to the same periods in 2004 was due in part to a decrease in third party software sold by the Company as a percentage of revenue and decreases in the percentage of sales through the Company’s partnership with Toshiba.  The Company sells third party software products for which the gross margin is considerably less than the gross margin on the Company’s own internally-developed software products.  Also, sales through the Company’s partnership with Toshiba impact gross margin, as sales through Toshiba carry a lower margin than sales directly to end users.  As a result of third party software sales and revenue mix, license fee gross margin will continue to fluctuate based on these factors.

In addition, the Company pays royalties to third parties who supply technology that is embedded into the Company’s products.  Royalty expenses for the three and nine months ended September 30, 2005 was $556,000 and $1.6 million, respectively, compared to $395,000 and $1.1 million for the three and nine months ended September 30, 2004.  Also, license fees cost of revenue includes amortization of intangibles related to the HInnovation acquisition, which totaled $279,000 and $837,000 for the three and nine months ended September 30, 2005, versus $270,000 and $697,000 for the three and nine months ended September 30, 2004.

Maintenance and services gross margin increased to 59% from 51% for the three months ended September 30, 2005 compared to the three months ended September 30, 2004.  Maintenance and services gross margin increased to 61% from 49% for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004.

The increase in maintenance and services gross margin for the three and nine months ended September 30, 2005 compared to the same periods in 2004 was due to an increased customer base, increased pricing on maintenance and support and increased maintenance and services revenue from Toshiba for the three and nine months ended September 30, 2005 as compared to the same periods in 2004, with minimal associated cost increases.  The Company plans to increase its cost infrastructure primarily through additional personnel to support its growing customer base.  In addition, costs associated with training and installation services have been lower than expected due to lower travel costs relating to these services.  The Company will continue to invest in its training, installation, professional services and customer support areas in the future as well as evaluate maintenance and services pricing as the Company’s cost structure evolves, which could have an impact on maintenance and services gross margin in the future.

Hardware gross margin decreased to 35% from 38% for the three months ended September 30, 2005 compared to the three months ended September 30, 2004.  Hardware gross margin increased to 40% from 29% for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004.  Hardware gross margin is historically volatile but is beginning to stabilize due to more consistent pricing.

Sales and marketing

Sales and marketing expenses increased 44% to $4.1 million from $2.9 million for the three months ended September 30,

2005 compared to the three months ended September 30, 2004.  Sales and marketing expenses increased 38% to $11.6 million from $8.4 million for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004.

The increases were due in part to increases in commission expense of $413,000 and $1.2 million for the three and nine months ended September 30, 2005, respectively, compared to the year-ago periods, resulting from significantly higher revenues.  In addition, due to an overall increase in sales and marketing personnel to 50 as of September 30, 2005 from 42 as of September 30, 2004, salaries, benefits and bonus-related expenses increased $309,000 and $680,000, respectively, for the three and nine months ended September 30, 2005 compared to the same periods in 2004.  Also as a result of increased number of personnel, travel and entertainment related expenses increased $133,000 and $301,000 for the three and nine months ended September 30, 2005, respectively, compared to the three and nine months ended September 30, 2004.  In addition, as a result of the Company’s increased presence at certain industry-specific tradeshows, costs related to this activity increased $121,000 and $257,000 for the three and nine months ended September 30, 2005, respectively, compared to the three and nine months ended September 30, 2004.

The Company expects sales and marketing costs to increase in absolute dollars in near term future periods as a result of the hiring of additional sales and marketing personnel and increased marketing activities for its products.

Research and development

Research and development expenses increased 40% to $2.2 million from $1.5 million for the three months ended September 30, 2005 compared to the three months ended September 30, 2004.  Research and development expenses increased 26% to $5.9 million from $4.7 million for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004.

The increases were due in part to an overall increase in research and development personnel to 65 as of September 30, 2005 from 52 as of September 30, 2004, resulting in an increase in salaries, benefits and bonus-related expenses of $276,000 and $646,000, respectively, for the three and nine months ended September 30, 2005 due to the increased number of personnel. In addition, consulting and temporary worker costs increased $138,000 and $260,000, respectively, for the three and nine months ended September 30, 2005 related to the continued expansion of product development efforts within the organization.

The Company anticipates that research and development costs will increase in absolute dollars in near term future periods as a result of the hiring of additional research and development personnel as the Company develops software tools for applications with large potential markets such as cardiovascular disease, disease screening applications such as colon cancer, and surgical and therapy planning.  The Company is also making significant investments in future products in order to offer increased productivity, flexibility and efficiency for its customers.

General and administrative

General and administrative expenses increased 35% to $1.7 million from $1.2 million for the three months ended September 30, 2005 compared to the three months ended September 30, 2004.  General and administrative expenses increased 28% to $5.2 million from $4.1 million for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004.

The increases were due in part to an overall increase in general and administrative personnel to 28 as of September 30, 2005 from 21 as of September 30, 2004, resulting in an increase in salaries, benefits and bonus-related expenses of $273,000 and $1.1 million, respectively, for the three and nine months ended September 30, 2005 compared to the three and nine months ended September 30, 2004 due to the increased number of personnel.  In the first quarter of 2005, the Company also paid severance to its former Chief Financial Officer in the amount of $105,000, which is reflected in results for the nine months ended September 30, 2005.  In addition, legal and audit related fees increased $96,000 and $328,000, respectively, for the three and nine months ended September 30, 2005 compared to the three and nine months ended September 30, 2004 related to consistently increasing regulatory demands upon the Company’s business, including additional SEC filings.  Costs for contract labor and consulting services also increased $70,000 and $256,000, respectively, for the three and nine months ended September 30, 2005 compared to the three and nine months ended September 30, 2004 primarily due to costs associated with compliance with the Sarbanes-Oxley Act of 2002.  Overall increases for the nine months ended September 30, 2005 compared with the same period in 2004 were partially offset by a bad debt expense recovery of $184,000 in the first quarter of 2005 relating to a partial recovery of an outstanding receivable that was written off in the first quarter of 2004, which resulted in a net $676,000 decrease in bad debt expense for the nine months ended September 30, 2005 compared to the same period in 2004.

The Company anticipates that general and administrative expenses will increase in absolute dollars on an annual basis due to the need to increase staffing to support the Company’s growing business but decrease as a percentage of total revenue in near term future periods.

Other items

Loss on operating lease – In March 2004, the Company signed a non-cancelable operating lease for a new office facility in Minnetonka, Minnesota.  The new lease term started in February 2005 and expires in January 2012.  The Company moved into the Minnetonka location and moved out of its Plymouth, Minnesota location in February 2005.  The Company’s lease for the office facility in Plymouth expired on July 31, 2005 with the exception of a small portion of the space that is under lease until May 31, 2006.  Under the terms of the Minnetonka lease, since February 2005, the lessor is to pay the monthly base rent payments and taxes and operating cost rent obligation payments for the Company’s former office in Plymouth.   In the first quarter of 2005, the Company recorded a lease loss of $493,000 related to the abandonment of the Plymouth office.  The estimated lease payments to be made by the Minnetonka landlord to the Plymouth landlord are considered a lease incentive and recorded as an immediate charge and deferred rent, which is amortized as a reduction of rent expense through the term of the lease.

Acquired in-process research and development – Results for the first quarter of 2004 included a $1.0 million write-off of in-process research and development costs related to the HInnovation acquisition.

Interest income

Interest income increased to $268,000 from $96,000 for the three months ended September 30, 2005 and 2004, respectively, and to $669,000 from $238,000 for the nine months ended September 30, 2005 and 2004, respectively.  The increase was primarily due to increasing interest rates and to a higher average balance of cash, cash equivalents and marketable securities during the periods in 2005 compared with the same periods in 2004.

Income taxes

The Company’s consolidated effective income tax rate is 36.4% for the nine months ended September 30, 2005, which is based on the Company’s estimated effective income tax rate for fiscal 2005, compared to 67.5% for the same period in 2004 and the consolidated effective income tax rate of 66.5% for fiscal 2004.  The 2004 effective income tax rate was impacted by a $1.0 million charge for in-process research and development that was incurred following the Company’s acquisition of HInnovation, Inc, and was not tax deductible.

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

As of September 30, 2005, the Company updated its December 31, 2004 realization of deferred tax assets analysis to reflect the necessary changes in estimates and determined that no increase in the valuation allowance was necessary related to the net deferred tax assets.

The Company also concluded that it was more likely than not that the net deferred tax assets of $9.1 million as of September 30, 2005 and the estimated future tax deductions from the exercise of stock options outstanding as of September 30, 2005 would be utilized prior to expiring.  Based on this conclusion, the Company would require approximately $48 million in cumulative future taxable income to be generated at various times over the next 20 years to realize the related net deferred tax assets of $9.1 million as of September 30, 2005 as well as the estimated future tax deductions from the exercise of stock options outstanding and in-the-money as of September 30, 2005.

If the Company adjusts its estimates of future taxable income or tax deductions from the exercise of stock options, or the Company’s stock price increases significantly without an increase in taxable income, the Company may need to establish additional valuation allowances, which could materially impact its financial position and results of operations.

Liquidity and capital resources

As of September 30, 2005, the Company had $41.4 million in cash, cash equivalents and marketable securities, working capital of $40.7 million and no borrowings, as compared to $35.7 million in cash, cash equivalents and marketable securities, working capital of $31.0 million and no borrowings as of December 31, 2004.

Operating activities

During the nine months ended September 30, 2005, cash provided by operations was $6.3 million, which consisted of a decrease of $3.5 million from changes in working capital accounts, an increase of $1.2 million in deferred rent relating to payments and estimated payments to be made by the Company’s Minnetonka landlord for the Company’s benefit, and an increase of $8.6 million from other operating activities.  Changes in the working capital accounts included a $4.4 million increase in accounts receivable due to an increase in sales and an increase in days’ sales outstanding (defined as quarterly revenue on an annualized basis divided by ending net accounts receivable) to 88 days as of September 30, 2005 from 67 days as of December 31, 2004 (the Company uses days’ sales outstanding as an activity measure which places emphasis and focus on accounts receivable, but the measure used by the Company is not defined under U.S. generally accepted accounting principles and similarly titled measures may not be computed the same by other companies); and an increase in deferred revenue of $1.3 million due to increased deferred maintenance and support revenue as a result of an increase in the Company’s customer base.  Other changes in working capital accounts consisted of an increase of $401,000 in prepaid expenses and other assets due to an increase in amounts prepaid for tradeshow related activity; a decrease of $286,000 in accounts payable due to increased operating costs and general timing of payments to vendors; and an increase of $388,000 in accrued liabilities due to an increase in amounts accrued for commissions and bonuses.

During the nine months ended September 30, 2004, cash provided by operations was $3.7 million, which consisted of an increase of $198,000 from changes in working capital accounts and an increase of $3.5 million for other operating activities.  Noteworthy changes in the working capital accounts consisted of an increase of $3.2 million in accounts receivable due to an increase in sales and an increase of $3.1 million in deferred revenue due to increased deferred maintenance and support revenue as a result of an increase in the Company’s customer base.  Operating cash flows for the nine months ended September 30, 2004 also include the $1.0 million write-off for acquired in-process research and development related to the HInnovation acquisition.

Investing activities

The Company used cash of $17.3 million and $21.0 million for investing activities during the first nine months of 2005 and 2004, respectively.

The Company used $3.6 million and $1.0 million of cash for property and equipment purchases during the first nine months of 2005 and 2004, respectively.  The purchases in the first nine months of 2005 were related to the Company’s move to a new office facility in February 2005, which included expenditures for leasehold improvements, furniture and equipment.  Management anticipates that the Company will continue to purchase property and equipment as necessary in the normal course of business.  The amount and timing of these purchases and the related cash outflows in future periods is difficult to predict and depends on a number of factors, including the hiring of employees and the rate of change of computer hardware.

The Company used $21.6 million and $23.6 million of cash to purchase marketable securities during the first nine months of 2005 and 2004, respectively.  The Company realized $7.9 million and $10.1 million of proceeds from sales of marketable securities during the first nine months of 2005 and 2004, respectively.  The marketable securities are invested in U.S. government obligations, U.S. government agency obligations, corporate commercial obligations and certificates of deposits.

During the first quarter of 2004, the Company completed the acquisition of HInnovation, Inc. in accordance with the terms and conditions of an Acquisition Agreement and Plan of Reorganization dated as of January 8, 2004, using $6.5 million of cash.

Financing activities

Cash provided by financing activities totaled $3.3 million and $1.2 million for the nine months ended September 30, 2005 and 2004, respectively.  The cash provided by financing activities for the first nine months of 2005 and 2004 resulted from the sale of common stock upon the exercise of options granted under the Company’s stock plans and purchases of the Company’s stock through the Employee Stock Purchase Plan.

The Company has never paid or declared any cash dividends and does not intend to pay dividends in the near future.

Disclosures about Contractual Obligations and Commercial Commitments

The following summarizes the Company’s contractual obligations due each period, including purchase commitments as of September 30, 2005 and the effect such obligations are expected to have on the Company’s liquidity and cash flow:

		Payments Due by Year
						2010
	Remainder					through
	of 2005	2006	2007	2008	2009	2012

Non-contingent Obligations:
Operating leases (1)	122,000	471,000	618,000	711,000	727,000	1,563,000

	$122,000	$471,000	$618,000	$711,000	$727,000	$1,563,000

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

Contingent consideration related to acquisition

The Company has a contingent consideration agreement related to its acquisition of HInnovation, Inc. in February 2004.  The maximum potential contingent consideration was initially $6.0 million.  No contingent consideration has been earned, and, as of September 30, 2005, the potential maximum contingent consideration is $4.5 million, which consists of

$3.0 million in common stock and $1.5 million in cash, provided that the number of shares of the Company’s common stock comprising the equity portion of the contingent consideration cannot exceed 300,000 shares.  Therefore, if, at the time of issuance, the aggregate market value of the 300,000 shares is less than $3.0 million, the Company will pay additional cash to compensate for the shortfall.  The number of shares of common stock to be issued under the equity portion of the contingent consideration will be determined by the average closing price of the Company’s common stock during the 10 trading days before completion of the milestone.

The remaining milestones upon which contingent consideration may be earned are (1) porting the Company’s base software to HInnovation’s web-based platform and the commercial launch thereof, upon which $1.5 million in cash consideration may be earned; and (2) within 24 months after the closing date of the acquisition, licensing products based upon patents held by HInnovation, upon which common stock with an aggregate value of $3.0 million may be earned.  A third milestone, based upon achieving certain revenue targets for the HInnovation products by March 2005, was not met and has now expired.

Any contingent payments made by the Company will result in an equivalent increase in goodwill.

Agreement with R2 Technology, Inc.

In April 2005, the Company entered into an agreement with R2 Technology, Inc. (“R2”) to market R2’s lung nodule CAD software product to the Company’s customers.  The April 2005 agreement replaced the Company’s November 2002 agreement with R2.  Under the April 2005 agreement, all previous commitments were cancelled and replaced with a new commitment.  Beginning in the third quarter of 2005, the Company committed to R2 certain minimum quarterly revenues (“Applicable Minimums”) from the sale of certain R2 lung CAD related products and services (“R2 Lung CAD Products”) over a 12-quarter period ending June 30, 2008.  The Company will receive a commission based on sales of R2 Lung CAD Products to the Company’s customers.  This agreement states that to the extent the quarterly Applicable Minimum is not met, the Company will pay R2 the difference between the Applicable Minimum and the actual R2 Lung CAD Product revenue achieved.

The Applicable Minimums for the quarters ending September 30, 2005, December 31, 2005 and March 31, 2006 are $414,000 per quarter.  However, beginning in the quarter ending June 30, 2006 and for each subsequent quarter thereafter, the Applicable Minimum will be reduced to the lowest of: i) the Applicable Minimum in the preceding quarter; ii) the Applicable Minimum of the preceding quarter multiplied by the percent by which the R2 Lung CAD Product revenue in the preceding quarter fell below that quarter’s Applicable Minimum, up to a maximum decline of twenty-three percent; or iii) two times the R2 Lung CAD Product revenue generated by R2 during the preceding quarter through all other sales, marketing and distribution channels, excluding R2 Lung CAD Product revenue generated through the agreement with the Company.  If at any time during the remainder of this agreement the Applicable Minimum is less than $414,000 and R2 Lung CAD Product revenue for a quarter exceeds $414,000, the Applicable Minimum for the next quarter will be $414,000.  Thereafter, the Applicable Minimums will be subject to the above adjustment.  Additionally, at the end of every fourth quarter under the April 2005 R2 agreement, if the aggregate revenue generated under the agreement in the previous four quarters exceeded $1,665,000, the remaining Applicable Minimum per quarter shall be reduced by the amount of excess divided by the number of quarters remaining under the agreement.

As of September 30, 2005, based on current estimates, management believes it is probable that the estimated aggregate Applicable Minimums will be met and that it will not recognize a loss on this agreement.  However, the estimated aggregate Applicable Minimums is a subjective determination, and any changes to estimates and actual results could have an adverse impact on the Company’s financial position and results of operations.  As of September 30, 2005, the remaining aggregate Applicable Minimums ranges from a minimum of approximately $828,000 to a maximum of approximately $4.5 million.

As of September 30, 2005, the Company deferred approximately $151,000 in commission fees from R2 under this agreement.  The Company determined that commission fees will be deferred to the extent they do not exceed the remaining aggregate Applicable Minimums.

Other Matters

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

New Accounting Pronouncement

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment.” SFAS No. 123R supersedes APB Opinion No. 25, which requires recognition of an expense when goods or services are provided. SFAS No. 123R requires the determination of the fair value of the share-based compensation at the grant date and the recognition of the related expense over the period in which the share-based compensation vests. SFAS No. 123R permits a prospective or two modified versions of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by the original SFAS No. 123.  In April 2005, the Securities and Exchange Commission adopted a new rule that amends the compliance dates for SFAS No. 123R.  The Company is required to adopt the provisions of SFAS No. 123R effective January 1, 2006, at which time the Company will begin recognizing an expense for unvested share-based compensation that has been issued or will be issued after that date. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The Company has not yet finalized its decision concerning the transition option it will utilize to adopt SFAS No. 123R.  The Company is currently assessing its stock-based compensation strategy and related tax implications.  Future stock-based compensation may differ from pro forma amounts. The Company expects the impact of the adoption of SFAS No. 123R to be material to its consolidated financial statements.

Foreign currency transactions

Substantially all of the Company’s foreign transactions are negotiated, invoiced and paid in U.S. dollars.

Cautionary Factors That May Affect Future Results

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and information that are based on management’s beliefs, as well as on assumptions made by, and upon information currently available to, management.  When used in this Form 10-Q, the words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” and “estimate” or similar expressions are intended to identify such forward-looking statements. However, this Form 10-Q also contains other forward-looking statements.  Forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions including, but not limited to, the following factors, which could cause the Company’s future results and shareholder values to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company: the dependence on growth of the industry in which the Company operates; the extent to which the Company’s products continue to gain market acceptance; the need for and availability of additional capital; the receipt and timing of regulatory approvals; the potential for litigation regarding patent and other intellectual property rights; the introduction of competitive products by others; dependence on major customers; fluctuations in quarterly results; the progress of product development; the availability of third-party reimbursement to the Company’s customers based on the clinical use of the Company’s software solutions; and other factors detailed from time to time in the Company’s filings with the Securities and Exchange Commission, including those set forth under the heading “Important Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

The Company's management, under the supervision of and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures were ineffective as a result of the material weaknesses discussed in the Company’s Amendment No. 1 on Form 10-K/A filed on May 2, 2005. The Company performed additional analysis and other post-closing procedures to ensure that the interim consolidated financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the interim consolidated financial statements fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

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

Changes in internal control over financial reporting

As disclosed in the Company’s Amendment No. 2 on Form 10-K/A filed on May 4, 2005, in connection with the material weaknesses in internal control over financial reporting described in Management’s Report on Internal Control Over Financial Reporting as of December 31, 2004, the Company has implemented, or is in the process of implementing, the following remediation steps to address the material weaknesses discussed in the Company’s Amendment No. 2 on Form 10-K/A:

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

In addition, over the past five fiscal quarters, the Company has added a number of additional personnel to its finance and accounting staff to ensure that all of the material weaknesses described above are appropriately remediated in a timely manner.  The additional personnel include a new Senior Director of Finance, a new Controller, a new Manager of Financial Reporting and a Senior Staff Accountant, all of whom have strong public accounting and/or public company experience.  The Company believes that these remediation steps will correct the material weaknesses described above.

The changes in our internal control over financial reporting during our third fiscal quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, are described above.

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

VITAL IMAGES, INC.

November 9, 2005	/s/ Michael H. Carrel
Michael H. Carrel
Chief Operating Officer and Chief Financial Officer (Chief Financial Officer and Chief Accounting Officer)