Form 10-K
period 2005-12-31
VITAL IMAGES INC
filed 2006-03-16
CIK 912888

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission file number:  0-22229

Vital Images, Inc.

(Exact name of registrant as specified in its charter)

Minnesota	42-1321776
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

5850 Opus Parkway, Suite 300
Minnetonka, MN 55343-4414	55343-4414
(Address of principal executive offices)	(Zip Code)

(952) 487-9500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 par value; Preferred Stock Purchase Rights

(Title of Class)

Not applicable.

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐          No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Yes ☐          No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes ☒          No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐   Accelerated filer ☒   Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐       No ☒

As of June 30, 2005, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $222,505,490. The common stock is the registrant’s only class of voting stock.

The number of shares outstanding of the issuer’s class of common stock as of February 28, 2006 was 13,049,312 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant’s definitive Proxy Statement in connection with the Annual Meeting of Stockholders to be held May 4, 2006 (“2006 Proxy Statement”) are incorporated by reference into Part III of this Form 10-K, as indicated in Items 10 through 14 of Part III.

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

Factors that may impact forward-looking statements include, among others, our abilities to maintain the technological competitiveness of our current products, develop new products, successfully market our products, respond to competitive developments, develop and maintain partnerships with providers of complementary technologies, manage our costs and the challenges that may come with growth of our business, and attract and retain qualified sales, technical and management employees. We are also affected by the growth and regulation of the medical technology industry, including the acceptance of enterprise-wide advanced visualization by hospitals, clinics, and universities, and reimbursement and regulatory practices by Medicare, Medicaid, and private third-party payer organizations. We are also affected by other factors identified in our filings with the Securities and Exchange Commission, some of which are set forth in the section entitled “Item 1A.Risk Factors” in this Annual Report on Form 10-K (and many of which we have discussed in prior filings). Although we have attempted to list comprehensively these important factors, we also wish to caution investors that other factors may prove to be important in the future in affecting our operating results. New factors emerge from time to time, and it is not possible for us to predict all of these factors, nor can we assess the impact each factor or combination of factors may have on our business.

Item 1. Business

Our Business

Vital Images, Inc. (“Vital Images,” “we,” “us,” or “our”) is a leading provider of enterprise-wide advanced visualization and analysis solutions for use by medical professionals in clinical analysis and therapy planning. We provide software, third party hardware, training, software maintenance, and professional services to our customers. Our technology utilizes high-speed volume visualization and analysis, as well as network communications based on DICOM and Internet protocols. Vitrea®, our flagship software product, rapidly creates accurate, interactive 2D, 3D, and 4D images from information generated by standard computed tomography (“CT”), magnetic resonance (“MR”), and positron emission tomography (“PET”) scanners. ViTALConnect™ Software, our Web enabled medical diagnostic tool, allows physicians anywhere, anytime access to interactive 2D, 3D, and 4D advanced visualization tools.

Our products and services address the growing interest among radiologists, cardiologists, oncologists and other specialists to improve their workflow and productivity. Our software provides visualization and analysis tools to assist physicians in clinical analysis through standalone workstations, PACS (Picture Archiving and Communication Systems) integrations, Web-based remote viewing and analysis. PACS enable hospitals and clinics to acquire, distribute and archive medical images and diagnostic reports, eliminating the need for film and enhancing productivity. Our Web-based and PACS-based systems allow multiple physicians to collaboratively use enterprise-wide advanced visualization and analysis solutions in their medical practices.

Vitrea and ViTALConnect are our two primary software products. Vitrea provides advanced visualization for radiological and surgical applications. It provides image clarity, processing speed, and ease-of-use. We offer several optional modules, allowing physicians to customize their Vitrea software according to their unique requirements. Our products assist physicians in analysis and planning therapies for major neurological, cardiovascular, and gastrointestinal disorders. Our customers acquire Vitrea under several different licensing models, including enterprise licenses, workstation licenses, and floating licenses, which are similar to concurrent use licenses. We have licensed approximately 2,750 copies of Vitrea and ViTALConnect to, among others, hospitals, clinics, imaging centers and cardiology centers.

As specialists outside the radiology department increasingly rely on Vitrea as a diagnostic and communications tool, demand for access to advanced visualization is growing across the healthcare enterprise. To address this market opportunity, we work with leading PACS providers to provide distributed access to Vitrea.  ViTALConnect, our thin-client Web-based solution, is marketed for more remote viewing requirements.

ViTALConnect allows physicians and other users to access 2D, 3D and 4D enterprise-wide advanced visualization capabilities, including the ability to measure, rotate, analyze and segment images, all with a personal computer using a Web-enabled browser. The ability of any computer connected to the Internet to use ViTALConnect to access these capabilities distinguishes ViTALConnect from other enterprise-wide advanced visualization analysis solutions. ViTALConnect enables access to advanced visualization images from anywhere and at anytime, allowing physicians to obtain immediate access to critical care situations while using any desktop or laptop computer that is connected to the Internet, in comparison with many competitive offerings, which require use of a computer workstation that is explicitly configured for visualization. With ViTALConnect, users can employ a PC or notebook computer to process, analyze, review and distribute multi-dimensional medical images securely over the Web. In addition, a collaboration mode allows several physicians in different locations to confer while interacting with the same images in real time.

In connection with sales of Vitrea and ViTALConnect, we also provide training and installation services to our customers. As we enter more complex transactions involving uses of our software in many areas of a hospital enterprise, as opposed to uses of our software on one computer workstation, some of our customers may also purchase consulting services from us.

Our software solutions are used with medical diagnostic equipment, primarily in clinical analysis and therapy planning. Our software applies proprietary technologies to a variety of data supplied by CT, MR and PET scanners to allow medical clinicians to create 2D, 3D and 4D views of human anatomy and to non-invasively navigate within these images to better visualize and understand internal structures and pathologies. We market Vitrea and ViTALConnect both as standalone software packages and as part of integrated software and hardware systems to radiologists, surgeons, primary care physicians and medical researchers. Our main customers are hospitals and clinics, university medical schools, and diagnostic imaging companies. We market our products and services to these customers both directly through our own sales force and indirectly through digital imaging equipment manufacturers and PACS companies, who sell our products with products they either manufacture or acquire from third parties.

Our products work with equipment from all major manufacturers of diagnostic imaging systems, including Toshiba Medical Systems Corporation, GE Medical Systems, Siemens Medical Systems, Inc. and Philips Medical Systems. Our products may also be integrated into PACS, such as those marketed by McKesson Information Systems, Sectra and DR Systems, and run on off-the-shelf third party computer hardware manufactured by companies such as Dell, Inc. and Hewlett-Packard Company.

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

Our corporate website address is www.vitalimages.com. In the “SEC Filings” category of the “Investors” section of our website, we make our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, other reports and documents filed with or furnished to the United States Securities and Exchange Commission (the “SEC”) and amendments to these reports available free of charge as soon as reasonably practicable after such reports are filed with or furnished to the SEC. The “Corporate Governance” category of the Investors section of our website also contains free copies of the Charters for the Audit Committee, Compensation Committee, and Governance Committee of our Board of Directors, as well as our Code of Business Conduct and Ethics, which is our written Code of Ethics under Section 406 of the Sarbanes-Oxley Act of 2002. Each of the above referenced documents can also be obtained free of charge (other than a reasonable charge for copying exhibits to our reports on Forms 10-K, 10-Q or 8-K) in print by any shareowner who requests them from our investor relations department. The investor relations department’s email address is investment@vitalimages.com and its mail address is: Investor Relations, Vital Images, Inc., 5850 Opus Parkway, Suite 300, Minnetonka, MN 55343. Information available on our website is not incorporated by reference into this Annual Report on Form 10-K.

You may also obtain copies of our SEC filings on the SEC’s website at www.sec.gov or at the SEC’s Public Reference Room at 450 Fifth Street N.W., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Market Opportunity

Medical practices in the areas of diagnostic imaging, surgery and cancer treatment have changed dramatically over the past 20 years, due in part to the introduction of a variety of image acquisition, post processing, visualization, analysis, computer, networking, catheter and surgical navigation technologies. The result has been the rapid adoption and increased use of CT, MR and PET scanners and the incorporation of new physician-care practices based on the imaging information provided by these devices.

CT, MR, US and PET imaging technologies capture data that provide a physician with a graphical representation of the inside of the human body. These images have traditionally been viewed as a series of two-dimensional, cross-sectional slices on x-ray-type film. As computer processing speed increased, software performance improved and networking technologies developed, manufacturers of scanning equipment began offering integrated systems that allowed clinicians to view, analyze and manipulate these medical images in a digital environment.

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

Initially, the enterprise-wide advanced visualization and analysis industry and the markets for these products lagged the market for imaging devices due to the lack of industry standards for the generation, transmission and storage of medical imaging data, lack of acquired image resolution to optimize the benefits of advanced visualization and analysis techniques,  and high computer costs and inadequate performance considerations. Many of the technical and cost barriers to growth in the enterprise-wide advanced visualization and analysis industry and the PACS industry are eroding. In particular, the medical industry embraced an image transmission and archiving standard called Digital Imaging and Communications in Medicine (“DICOM”), which is promulgated by the American College of Radiology and the National Electrical Manufacturers Association. This standard permits imaging, visualization, networking and archiving systems from different vendors to work cooperatively within a single network. In addition, the cost-to-performance ratio of computer products used in visualization and PACS has improved dramatically, bringing the prices for enterprise-wide advanced visualization and analysis capabilities and PACS within the grasp of most healthcare providers. The acceptance of industry standards such as DICOM and the improvements in the cost-to-performance ratio for clinical workstations will support continued market growth in the enterprise-wide advanced visualization and analysis and PACS industries.

The growing acceptance of 3D and 4D medical imaging offers us numerous market expansion opportunities. Research and development efforts are currently focused on using our base of visualization technology to expand to other imaging modalities, such as x-ray angiography, as well as expanding the features and functions in the current modalities. We are also enhancing our software tools for less invasive applications, such as CT angiography for examining cardiac and other vascular disease, CT colonography for colon imaging, and CT Lung for examining lung diseases.

The diagnostic medical imaging market continues to expand both its geographic boundaries and its definitive boundaries. Long defined as the market for CT, MR, PET, ultrasound and other imaging modalities, the diagnostic imaging market has grown to include both PACS and enterprise-wide advanced visualization systems, which have become integral technologies for many radiology practices around the world. The imaging analysis market has grown beyond diagnostic imaging to be an integral part of both screening and treatment protocols. The quality of imaging and the concomitant ability to quantify results puts advanced visualization and analysis further into the domain of disease characterization and treatment.

We continue to see growth in the imaging technology market, particularly in the top tier of the market. Increased image resolution results in increasingly large data handling requirements and data management solutions for manipulation. We foresee continued growth in imaging procedures performed as a result of the growing use of imaging technology to non-invasively detect, diagnose and characterize disease. New enterprise-wide advanced visualization and analysis applications will be in increasing demand to enhance diagnostic accuracy and speed in optimizing data value.

We are seeing increased demand for distributed models of enterprise-wide advanced visualization analysis and solutions, such as use of our products in integrated solutions with hospitals’ PACS. Hospitals use PACS to enhance workflow and boost productivity by eliminating the need to store and transfer bulky film. Adopting a PACS solution is a significant investment for a hospital. Sales tend to encompass more decision makers and follow a longer sales cycle than do sales of Vitrea on standalone workstations. Because of the distributed nature of a PACS, these opportunities usually involve more Vitrea licenses, making Vitrea accessible to more physicians within an environment. Similarly, we intend to include features that are currently contained within Vitrea within our Web-based ViTALConnect product, enabling the enterprise-wide advanced visualization analysis tools and workflow contained within Vitrea to be accessed remotely by radiologists and physicians, in locations such as their offices and homes.

We also expect market growth due to a number of other advantages of enterprise-wide advanced visualization, including the following:

•                        Recent technology improvements in CT and MR scanners enable them to generate an increasing number of slices per exam, sometimes resulting in over 3,000 images, which is more than 10 times as many images as were generally attained in exams as few as  five years ago. To obtain this many printed images on traditional x-ray film is quite expensive and may be logistically impractical. The use of film is in decline in large part because hospitals and imaging centers are recognizing significant productivity opportunities by integrating enterprise-wide advanced visualization and analysis solutions into PACS systems.

•                        Medicare, Medicaid, private insurance companies and managed care organizations are increasingly approving reimbursement for procedures utilizing PET scanners, which has greatly increased the number of procedures performed. In addition, recent advances in integrating CT and PET technologies and the clinical requirement to integrate the anatomic and functional information into a single acquisition have contributed to an increase in the number of procedures performed utilizing such technology. Through our partnership with Mirada Solutions Limited (“Mirada”), we offer an optional module to Vitrea that uses Mirada’s fusion technology to provide clinicians with an integrated view of images generated by PET and PET/CT scanners.

•                        Driven by a shortage of radiologists, hospital radiology departments are under pressure to perform as efficiently as possible. Thus, an increased case load and images per case must be completed with the same or a fewer number of people. Speed in interpreting images is essential for increasing workflow productivity. Thus, there is a clear need for fast and efficient integrated 2D, 3D and 4D visualization and analysis tools, which can be used to generate and interpret images at a much greater speed than traditional X-ray technology.

•                        Diagnoses based on 2D images, or “slices,” require the clinician to “assemble” a mental 3D and 4D image to understand the true anatomy and pathology. Given the industry pressure to produce cost-effective outcomes, 3D visualization is a valuable tool for accelerating diagnoses, potentially eliminating unnecessary tests and treatment, optimizing the use of minimally invasive surgery and therapies, and gaining additional insight for clinical decisions.

•                        Spatial relationships are of paramount importance in surgery, and 3D views displaying anatomy and pathology can greatly aid in surgical planning. Enterprise-wide advanced visualization has the potential to give surgeons enhanced 3D and 4D viewing, providing them with more sophisticated information to make their decisions and  with which to plan their operative procedures. Interactive navigation of volume data from scanners may also have the capability to spare patients from invasive procedures like endoscopy or conventional angiography.

•                        Increased use of enterprise-wide advanced visualization technology has the potential to enhance radiologists’ ability to communicate their findings to fellow clinicians, referring physicians and patients. In addition, the integration of these clinical disciplines through electronic visualization, networking and the Internet could allow for greater cross-discipline coordination and reduced service costs due to increased speed, access to information and the resulting ability to perform consultative, interactive planning and examination on computer workstations.

•                        The growing complexity of the number and uses of enterprise-wide advanced visualization analysis solutions causes a related increase in the volume and types of consulting services demanded by our customers. As our customers use enterprise-wide advanced visualization analysis solutions in more unique ways, they are looking to us to help them identify and resolve potential technological challenges to these uses.

Strategy

Our goal is to be a leading provider of enterprise-wide advanced visualization and analysis solutions that improve clinical outcomes and reduce costs. To achieve this goal, we intend to implement the following key strategies:

•                        Develop and maintain leading-edge technology. We intend to continue our overall strategy of developing and marketing leading-edge clinical solutions for a variety of medical applications and deploying these solutions or solution components throughout the enterprise. As part of this strategy, we will continue to improve the speed and performance of Vitrea and ViTALConnect software to guarantee the timely accessibility of these tools. In particular, we will be focused on developing additional protocols that enhance the ease-of-use of Vitrea and ViTALConnect, as well as increasing the number of platforms on which the software operates.

•                        Further develop clinical applications and expand the applicability of these solutions. We intend to leverage our core competencies in understanding clinical workflow, volume rendering, computer graphics and developing clinical applications. We plan to develop and offer a full range of enterprise-wide advanced visualization and analysis solutions. We believe that significant new opportunities exist for the current application of our innovative technologies for the analysis and treatment of cardiovascular disease, cancer and orthopedics.

•                        Further penetrate the enterprise-wide advanced visualization and analysis market. We intend to expand our sales and marketing staff and increase our marketing efforts to continue building momentum for the acceptance and purchase of Vitrea and ViTALConnect. We have a multiple-point strategy to increase our market penetration. This strategy includes contacting and educating physicians and clinicians as to the benefits of our high-performance advanced visualization software; expanding our partnership with Toshiba; developing and growing our technology and marketing relationships with PACS vendors so that we can expand physician access within the healthcare enterprise through PACS- and Web-based solutions; offering high-performance advanced visualization software options, as well as maintenance and service, to our growing installed base; and working with other manufacturers of diagnostic imaging equipment, software and other hardware that works with enterprise-wide advanced visualization solutions. By convincing users of the benefits of our system, we believe that we can successfully influence purchasing decisions for medical institutions that are making initial purchases of or upgrades to their imaging technology. In addition, we will continue to work to expand our appeal by implementing additional 2D capability as well as ensuring that our technology will easily integrate into PACS networks.

•                        Further develop and market suites of related applications and services. Specialists in areas such as cardiovascular disease, cancer and orthopedics will increasingly desire integrated products and services in their areas of specialization, such as that provided by our ViTALCardia™ suite of products for cardiology specialists.

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

•                        Continue to seek collaborative partnerships with leading medical technology companies. In addition to collaborations with medical institutions, we will continue to strategically pursue relationships with leading medical technology companies to expand our clinical, distribution, financial and/or technical capabilities for our enterprise-wide advanced visualization and analysis solutions. Such relationships include our development, marketing and/or distribution agreements with Toshiba America Medical Systems; the Surgical Navigation Technologies division of Medtronic; E-Z-EM; R2 Technology; McKesson Information Solutions; Sectra; CTI Mirada; Confirma, Inc; Medicsight PLC; Medis; and DR Systems, Inc. Referring physicians, surgeons and other clinicians are placing greater demands on radiologists to communicate their recommendations using the easier to interpret 3D and 4D image reconstructions, as well as quantify analytic results that will aid the diagnostic and treatment planning process. In fact, 3D and 4D images with appropriate measurements are becoming a common language between radiology and the surgical and interventional worlds. Delivering Vitrea through a hospital’s PACS solution, such as those provided by McKesson, Sectra, DR Systems and others, coupled with our “floating” license capabilities, which give multiple end users the opportunity to share access to enterprise-wide advanced visualization, is an efficient way to put advanced visualization in the hands of more physicians throughout a healthcare enterprise. See “Business-Marketing and Distribution,” “–Intellectual Property” and “–Manufacturing and Service.”

Products and Product Development

Vitrea. Vitrea is our advanced medical imaging software for diagnostic evaluation of computed tomography (CT), magnetic resonance (MR) and position emission tomography (PET) image data. Vitrea features real-time navigation of 3D volume data, permitting the user to create two-, three- and four-dimensional views of human anatomy and to interactively navigate within these images to better visualize, measure and understand internal structures and disease conditions. In addition, Vitrea utilizes an intuitive clinical workflow and automatic settings to improve speed and simplicity over other visualization techniques.

Vitrea was conceived in December 1995 as a new product for direct clinical application. Its goal was to produce an easy-to-use clinical software tool to allow radiologists and other clinicians to use two- and three-dimensional visualization to evaluate patient data in their routine clinical processes. Specifications for this new product were developed in early 1996, with software development beginning in late spring of that year. We submitted 510(k) documentation in September 1996 for Vitrea, which was granted marketing clearance by the U.S. Food and Drug Administration (the “FDA”) in November 1996 for use as a clinical diagnostic and surgical planning device when used with CT and MR medical imaging data. Vitrea was first released for sale to customers in October 1997. Due to its speed and ease-of-use, we believe Vitrea was the first advanced visualization product with the ability to appeal primarily to the clinical market.

In December 1999, we released Vitrea 2, a Microsoft® Windows and Intel®-architecture-based version of our Vitrea software for 2D/3D visualization and analysis of medical image data. Vitrea 2 was Vital Images’ first advanced visualization software product available for the Microsoft Windows operating system and provides the speed and ease-of-use the medical community demands for analysis and treatment planning in a clinical environment. In March 2005, we released Vitrea 2 Version 3.7, which has improved usability, quantification and networking features to meet the diagnostic and therapy planning needs of busy radiology departments.

Vitrea capitalizes on our experience in advanced visualization and analysis and provides clinicians with an easy-to-use tool for radiological analysis and therapy planning. It represents our most important step to date as a provider of a range of clinical tools for broad distribution to the enterprise-wide advanced visualization and analysis market. Vitrea’s primary features are its high-speed rendering capability, its ability to provide 2D, 3D and 4D viewing, and its ability to classify disease by merging multimodality image techniques and quantifying results and temporal changes for routine analysis and therapy planning. We believe that these features - speed and ease-of-use - now make it possible to use these solutions in daily clinical routines. A Vitrea user, following a built-in clinical workflow, can view the image data in two, three or four dimensions using visualization settings based on specific clinical applications stored within the system as dedicated visualization protocols. The user may then interactively navigate around, or “fly through,” the image to view clinically relevant anatomies and pathologies. Vitrea software also allows the user to capture views by taking “snapshots,” which can be integrated into customized reports for electronic transmission and archiving through a DICOM network or sent to another location via the Internet.

Vitrea software conforms to the latest medical imaging and computer industry standards, such as OpenGL™ computer graphics application programming interface and DICOM.

In addition to its immediate clinical applications, Vitrea incorporates a number of additional technological advances, thereby making it adaptable to routine clinical use in surgical navigation and cancer treatment planning and for integration into diagnostic imaging equipment and PACS networks manufactured and sold by other companies. In particular, Vitrea was written using advanced programming techniques, a modular, object-oriented design, C++ programming language, and a shared messaging structure. We believe these characteristics make it practical to modify Vitrea to suit the clinical needs of the clinical enterprise, as well as allowing diagnostic equipment and PACS network manufacturers to integrate Vitrea software into their product offerings, thereby providing us the opportunity to leverage Vitrea development investment into new commercial areas.

Software Options. We have developed a number of value-added software options that work with the base Vitrea platform. These options provide a variety of clinical information for specialized uses. Our options include the following:

VScore. Our VScore software option allows clinicians to non-invasively quantify calcium in the four major coronary arteries using CT image data.

CT Brain Perfusion. Our CT Brain Perfusion software option helps radiologists analyze blood flow of stroke victims where the speed of analysis and treatment is often the primary factor in determining the extent of recovery.

Innerview GI. Our Innerview GI software option generates 2D and 3D images of the entire colon, increasing the speed and ease of locating and analyzing polyps. This option provides a less invasive, more comfortable diagnostic procedure than previously possible, improving patient compliance. We have also entered into an agreement with London-based Medicsight to integrate Medicsight’s Colon CAR, or computer-assisted reader – an image analysis software tool to detect colon polyps - into InnerviewGI.

Automated Vessel Measurements. Our Automated Vessel Measurements software option helps physicians characterize the course and dimensions of diseased blood vessels. Automated Vessel Measurements is designed to support activities such as pre-surgical analysis, evaluation and stent planning in the abdominal aorta, carotid arteries, coronary arteries and renal arteries.

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

CT Lung and Lung Tools. Our CT Lung software option provides fast and simple-to-use visualization and measurement of nodules in the lung. CT Lung can play a key role in analysis, treatment, follow up comparisons and inter-departmental communication. This option is designed to improve the detection and measurement accuracy and productivity of radiologists and oncologists when reviewing chest CT exams.

Concurrent License. Our Concurrent License option gives multiple end users the ability to share a single Vitrea license within a facility. While limiting the number of simultaneous users to the number of Vitrea  licenses purchased, the Concurrent License option allows Vitrea to be accessed from multiple reading stations within an enterprise.

SoftRead. Our SoftRead option, when used with concurrent licensing, allows physicians to view studies in 2D when the Vitrea workstation is already in use. It supports data from multiple sources of diagnostic equipment, and it can provide comparisons between multiple studies.

3D-Angio. Our 3D-Angio software option converts and displays Toshiba digital angiograms, allowing views of patient angiographic data in 2D and 3D from an unlimited number of viewing angles. Most of Vitrea’s standard visualization capabilities for CT and MR images are available for use with 3D-Angio datasets.

ImageChecker® CT. Through our partnership with R2 Technology, Inc., we offer the ImageChecker CT software option, which is a clinically-focused option that seamlessly integrates the ImageChecker® CT (ICCT) software into the Vitrea software. R2 Technology Inc.’s ICCT software is an advanced image analysis and visualization system designed to assist radiologists in the detection of pulmonary nodules during review of multi-detector CT (MDCT) exams of the chest.

Fusion7D™. Through our partnership with CTI Mirada Solutions, we offer the Fusion7D software option. Fusion7D is the only commercially available package with the deformable fusion component. Fusion7D enables physicians to visualize images, fuse studies from multiple modalities, calculate and display standard uptake values and communicate their findings to referring physicians.

CADstream™. Through our partnership with Confirma, Inc., we offer the CADstream software option. CADstream enhances the efficiency and workflow of breast MRI studies by automating data analysis, improving image management and correcting for patient movement, which assists radiologists in the interpretation, standardization and reporting of these data-intensive studies. CADstream’s core automated features include adaptive image registration (2D/3D), multiplanar reformatting, subtractions, angiogenesis maps, curves, maximum intensity projections (MIPs), volume summaries and SureLoc™ for interventional planning.

QMass® MR. Through our partnership with Medis, we offer the QMass software option. QMass features include Automatic left ventricular contour detection; sart right ventricular contour drawing; calculation of both global and regional functional parameters, including cardiac output, ejection fraction, myocardial mass, wall thickness, wall thickening, and wall motion; regional wall thickness, wall thickening and thinning and wall motion results; and export of analysis results in various formats.

ViTALConnect. ViTALConnect is a thin-client Web-enabled medical diagnostic tool that allows physicians to use PCs or notebook computers to access interactive 2D, 3D and 4D advanced visualization. Building on our knowledge and understanding of advanced diagnostic workflow, ViTALConnect offers users the access that is critical in today’s hospital enterprise. ViTALConnect enables users to make quick diagnostic decisions, review studies and perform advanced analysis from anywhere at anytime. Also a communication tool, ViTALConnect includes collaboration capabilities that enable multiple physicians in different locations to confer while interacting with the same data in real time.

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

Maintenance and Support

In addition to system and software products, we market maintenance and support services, as well as certain other services, such as installation and training. In connection with licensing Vitrea and ViTALConnect software, we offer annual maintenance and support services for both Vitreaand ViTALConnect pursuant to which we provide software updates, minor feature enhancements, error correction, telephone support and other general support services. Our maintenance and support services do not include installation, training and other services, whether on- or off-site, which can be purchased separately.

Marketing and Distribution

We market Vitrea and ViTALConnect both as standalone software packages and as part of integrated software and hardware systems to radiologists, surgeons, primary care physicians and medical researchers. We market our products directly to end-user customers and through several business partners, including diagnostic imaging equipment manufacturers, PACS companies, and software developers, all of whom sell our products with products they either manufacture or acquire from third parties.

Our marketing partners include Toshiba Medical Systems Corporation (“Toshiba”), which markets Vitrea  to its customers through its subsidiaries and distributors in more than 50 countries throughout the world. This agreement has been extended by amendment three times. The most recent amendment extended the agreement through December 31, 2006. Our agreement with Toshiba names Vitrea as Toshiba’s primary enterprise-wide advanced visualization software for use with its CT scanners. Sales through Toshiba are a material portion of our revenues, comprising approximately 47% of our 2005 revenues, 50% of our 2004 revenues, and 42% of our 2003 revenues. See “Business – Marketing and Distribution” and “– Dependence on Major Customers.”

We have a joint distribution agreement with McKesson Information Systems, a primary provider of PACS, under which each company has been granted the right to distribute the other party’s products. We also have marketing and reseller agreements with DR Systems, Inc. and Eclipsys, Inc., under which these companies will resell our products to their customers as add-on components to their products.

See Note 9 to the Financial Statements, “Major Customers and Geographic Data,” for information regarding our export sales. As of December 31, 2005, we had 38 salespeople in the U.S., one salesperson supporting our international resellers, one OEM reseller in the United States and 15 international resellers. Many of our international resellers are also Toshiba resellers.

Collaborative Relationships

We have formed collaborative relationships with some of the leading universities and physicians in medicine and medical imaging to develop what we believe to be the most innovative and clinically relevant medical imaging solutions. We have entered into clinical collaboration agreements with universities and physicians to:

•                  Identify new clinical applications where noninvasive imaging software can improve clinical outcomes and reduce costs;

•                  Assist in the development of clinical routines that incorporate our clinical solutions in normal diagnostic and therapy planning practices;

•                  Consult in the development of new features that facilitate and improve analysis and therapy planning for our future products;

•                  Assess the clinical value of our clinical solutions for given applications; and

•                  Develop automated clinical protocols for CT or MR data.

Competition

The enterprise-wide advanced visualization and analysis market is developing and growing rapidly. It is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. Our primary competitors are diagnostic imaging system suppliers, which are typically large, multinational companies with far greater financial and technical resources. They also have well-established sales and distribution networks for their products. These companies, including GE Medical Systems, Siemens Medical Systems, Inc., and Philips Medical Systems, develop and market medical imaging systems, such as CT and MR equipment, which may be purchased with integrated medical imaging capabilities. Our software works on the products offered by each of these companies. To win business against equipment manufacturers, we must convince customers to buy our solution separately from their purchase of imaging equipment, instead of buying integrated systems from our competitors.

We also face competition from PACS vendors and other suppliers of medical imaging systems and software. PACS companies sometimes provide medical imaging capability in addition to their image archiving and networking products. Vendors of hospital, clinical and radiology information systems have also diversified into the PACS and medical imaging product lines, either through internal development or business development and partnership channels. These companies, which may be large or small, attempt to offer an integrated system covering a full range of administrative, clinical and radiology information management capabilities to healthcare providers. Other suppliers of medical imaging systems and software, such as TeraRecon, Inc., compete on the basis of volume rendering or other visualization technologies, specific applications or market niches.

Our competitive strength is based on several factors, including our ability to do the following:

•                  Provide differentiated solutions that operate in multi-vendor network and image source environments;

•                  Provide clinical quality, integrated 2D, 3D and 4D images, volume rendered at high speed with interactive navigation on a relatively low-cost standard computer;

•                  Build user interfaces that are easy for physicians and clinicians to use so that they do not need to be advanced technology experts to derive value from enterprise-wide advanced visualization analysis and solutions;

•                  Integrate clinical knowledge from our collaborative clinical partners into our products;

•                  Leverage our visualization and analysis technology across multiple clinical disciplines;

•                  Offer a “DICOM client” product, which can operate on any DICOM network, independent of the imaging system and network provider;

•                  Serve OEMs, PACS vendors and end-user customers through the development of a modular end-user product that can easily be segmented for OEM customers or integrated into a PACS environment; and

•                  Offer our market-leading clinical applications into the broadening clinical enterprise through Web-based deployable solutions.

We believe that product quality, performance, functionality and features, quality of support and service, reputation, brand and price are also important competitive factors. We believe that customers will prefer our solutions because they are the best-in-class productivity tools for doctors. Although price has been less significant than other factors, increasing competition in the market may result in price reductions and reduced gross margins. In particular, should one or more of the diagnostic imaging system suppliers, with their greater size and scale, provide or distribute more competitive medical imaging products than ours, our business, financial condition and results of operations could be materially adversely affected.

Customers and Customer Support

Through December 31, 2005, we had sold approximately 2,750 separate software licenses for Vitrea and ViTALConnect, for use in over 1,700 different sites, including hospitals and teaching hospitals, clinics, and imaging centers, both in major cities as well as in smaller population areas.

We are committed to rapid response to customer service requests. Customer support representatives are available during business hours and on an on-call basis to answer questions about the operation, maintenance and repair of our products.

Intellectual Property

We rely primarily on a combination of trade secret and copyright law, employee and third-party nondisclosure agreements and other protective measures to protect intellectual property rights pertaining to our products and technologies. We also have a growing portfolio of patents for our technology. Because of the rapid pace of technological change in the medical software industry, we believe that the knowledge, ability and experience of our personnel; new product developments and enhancements; and ongoing, reliable product maintenance and support will enhance our competitive position.

We do not own all of the software and other technologies used in our products, but we believe we have the necessary licenses from third parties for using that technology in our current products. It may be necessary to renegotiate with such third parties for any new versions of current products or any new products. Such third party licenses may not be available on reasonable terms, or at all.

Manufacturing and Service

Our manufacturing efforts are limited to the production, quality assurance and distribution of our software, which is distributed on CD-ROM. After we send software to our customers, it is loaded into a workstation, either by our personnel, personnel from one of our authorized resellers, or our customers’ personnel. If our personnel load the software, it is as part of our installation services. In addition to loading software into the workstation, our installation services generally include implementation of Vitrea and ViTALConnect software into customers’ computer networks, configuring the network requirements and verifying software operability on site.

We rely primarily on our own software development as our core competence. We obtain certain application and utility software from third parties (see “—Intellectual Property” above) and use a third party operating system for integrated computer workstations. In addition, we obtain systems components, computers and computer peripherals from third party suppliers.

We have also signed reseller distribution agreements that allow us to distribute products from certain third parties. These third party products include R2’s ImageChecker CT software applications for the detection of lung nodules; Mirada’s Fusion 7D software application for the anatomical alignment of two different image data sets from two different types of diagnostic equipment, such as combining images from CT and PET scanners; Confirma’s CADstream breast MRI software; and Medis’s QMass MR software.

Governmental Regulation

As medical devices, our software solutions are subject to extensive and rigorous regulation by numerous governmental authorities, principally the FDA and corresponding foreign agencies. In the United States, the FDA administers the Federal Food, Drug, and Cosmetic Act, its amendments (the “FD&C Act”) and its related regulations. The FD&C Act and these regulations classify medical devices as Class I, II or III devices, which are subject to general controls, special controls or pre-market approval requirements, respectively. Most Class I and II devices, as well as some Class III devices, can be cleared for marketing pursuant to a 510(k) pre-market notification. The process of obtaining a 510(k) clearance typically can take several months to a year or longer.

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

Vitrea and ViTALConnect are classified as Class II medical devices and have received marketing clearances from the FDA as the result of 510(k) pre-market notifications. Specifically, Vitrea, ViTALConnect and the Company’s add-on options have been cleared to be marketed for use with CT, MR, and PET scanners. Future products, add-on options to existing software, and expanded claims of efficacy will likely require additional 510(k) pre-market notifications.

There can be no assurance that future FDA review processes will not involve delays or that clearances will be granted on a timely basis. If our current or future products become classified as Class III devices, they could be subject to a more expensive, uncertain and lengthy approval process, and approval, if granted, could include significant limitations on the indicated uses for which a product may be marketed.

We are also increasingly becoming subject to regulation in foreign countries in which we sell our products. Many of the regulations applicable to our products in such countries are similar to those of the FDA. Our ability to successfully market and sell our products in foreign markets depends in large part on our ability to comply with such foreign regulatory requirements. Vitrea software has been Conformitee Europeene (“CE”) marked, indicating conformance with applicable sections of the Medical Device Directive 93/42/EEC, which allows the products to be marketed in the member countries of the European Communities.

We are also subject to periodic inspections by the FDA and similar foreign regulatory agencies, whose primary purpose is to audit our compliance with quality system regulations established by the FDA and other applicable government standards. Regulatory action may be initiated in response to audit deficiencies or product performance problems. We believe that our manufacturing and quality control procedures comply with all applicable requirements of the FDA and foreign regulatory agencies in countries in which we sell our products. We have received and maintain ISO 13485: 2003 Certification.

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

Third Party Reimbursement and Cost Containment

Our products are purchased primarily by hospitals, clinics, imaging centers and other users that bill various third party payers for the services provided to the patients. These payers, which include Medicare, Medicaid, private insurance companies and managed care organizations, reimburse part or all of the costs and fees associated with the diagnostic procedures utilizing our products. The medical imaging services performed using our software, except for disease screening procedures, are covered by current CPT codes (Current Procedural Terminology, as defined by the Centers for Medicare & Medicaid Services). As such, hospitals providing services using our enterprise-wide advanced visualization solutions can seek reimbursement for such services by using existing approved CPT codes. Medicare and Medicaid reimbursement for hospitals is based on a fixed amount for admitting a patient with a specific diagnosis. Because of this fixed reimbursement method, hospitals have incentives to use less costly methods in treating Medicare and Medicaid patients, and they will frequently make capital expenditures to take advantage of less costly treatment technologies. Often, reimbursement is reduced to reflect the availability of a new procedure or technique and, as a result, hospitals are generally willing to implement new cost-saving technologies before these downward adjustments take effect. Likewise, because the rate of reimbursement for certain physicians who perform certain procedures has been, and may in the future, be reduced in the event of changes in the resource-based relative value scale method of payment calculation, physicians may seek greater cost efficiency in treatment to minimize any negative impact of reduced reimbursement. Any amendments to existing reimbursement rules and regulations that restrict or terminate the reimbursement eligibility (or the extent or amount of coverage) of medical procedures using our products or the eligibility (or the extent or amount of coverage) of our products could have a material adverse impact on our business.

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

Employees

As of February 28, 2006, we had 200 full-time employees, with 82 involved in research and development, which includes 15 in China, 55 in sales and marketing, 34 in technical support functions and 34 in administrative functions. We believe our relationship with our employees is good.

Item 1A.    Risk Factors

Discussion of our business and operations included in this annual report on Form 10-K should be read together with the risk factors set forth below. They describe various risks and uncertainties to which we are, or may become subject. These risks and uncertainties, together with other factors described elsewhere in this report, have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner.  New risks may emerge at any time, and we cannot predict those risks or estimate the extent to which they may affect financial performance. Each of the risks described below could adversely impact the value of our securities.  These statements, like all statements in this report, speak only as of the date of this report (unless another date is indicated), and we undertake no obligation to update or revise the statements in light of future developments.

Market Acceptance

Our success depends on our ability to continue to successfully market Vitrea and ViTALConnect software for clinical use, and on the ability and willingness of physicians to use enterprise-wide advanced visualization software medical imaging software in clinical analysis and therapy planning. The enterprise-wide advanced visualization software offered by Vitrea and ViTALConnect are alternatives to the conventional methods traditionally used for viewing medical images in the clinical setting. The acceptance of Vitrea and ViTALConnect by physicians and other clinicians will depend on our ability to educate those users as to the speed, ease-of-use and other benefits offered by the Vitrea and ViTALConnect systems, as well as our timely introduction of new features and functions. There can be no assurance that users will prefer advanced visualization and analysis software solutions over less expensive two-dimensional medical imaging software or that we will succeed in our efforts to further develop, commercialize, and achieve market acceptance for Vitrea and ViTALConnect or for any other product in the clinical setting. Further, all of our business in markets outside the United States is provided through third parties with whom we have marketing agreements. There can be no assurance that these third parties will wish to continue our relationships on an indefinite basis or under the same terms as the business is currently conducted. Further, although we plan to develop direct relationships with customers in markets outside the United States, there can be no assurance that we will be successful in doing so. The loss of or adverse changes in our relationships with our third party business partners, and our failure to establish direct relationships with customers outside the United States, would have a material adverse impact on our business, financial condition, and results of operations.

Substantial Reliance on a Single Product

Revenue related to Vitrea constituted 95% of our total revenues for the year ended December 31, 2005, 96% of our total revenues for the year ended December 31, 2004, and 98% of our total revenues for the year ended December 31, 2003. We anticipate that revenue from the sale of Vitrea will continue to account for a substantial portion of our revenue for the foreseeable future. As such, if Vitrea became disfavored by physicians, it would have a material adverse impact on our business, financial condition, and results of operations.

Dependence on Major Customers

One of our principal distribution channels is to sell our Vitrea medical imaging software in connection with medical imaging equipment sold by Toshiba. Sales to Toshiba accounted for 47% of our total revenue for the year ended December 31, 2005, 50% of our total revenue for the year ended December 31, 2004, and 42% of our total revenue for the year ended December 31, 2003. Toshiba’s account receivable represented 36% of the Company’s accounts receivable at December 31, 2005 and 23% at December 31, 2004. A limited number of large customers may continue to account for a significant portion of our revenue during any given period for the foreseeable future. Except for our agreement with Toshiba, we have no long-term purchase commitments from any of our customers or business partners, and we generally make sales pursuant to individual transactions. Although our agreement with Toshiba has been extended by amendment three times, most recently through December 31, 2006, we can provide no assurance that our agreement with Toshiba will be extended beyond December 31, 2006. A reduction, delay, or cancellation of orders from one or more of our significant customers, or our inability to collect accounts receivable from these customers, likely would have a material adverse effect on our financial condition and operating results.

Impact of Purchase Commitments to Third Parties

As part of our business, we may offer third party products as components within our products or as optional modules to our products. As a condition of entering into these agreements, or for other business reasons, the third parties may require us to commit to purchase a certain volume of their products, irrespective of the amount of their products that we sell to our customers. If we enter into such a volume commitment with a third party but do not sell a sufficient volume of its products, then we may be required to pay the third party directly for the deficit in sales. We incurred such an event during the fourth quarter of 2005, in which we did not sell a sufficient volume of our partner R2 Technology, Inc.’s (“R2”) lung nodule computer-aided-diagnosis software product to meet our quarterly purchase commitment under our contract with R2, resulting in a loss of approximately $410,000 in the fourth quarter of 2005. There can be no assurance that we will not have similar deficits in future quarters under commitments we may have made to R2 or other providers of third party products. Regarding R2, our commitment is for approximately $414,000 per quarter through the quarter ended March 31, 2006. The contractual commitments continue through the quarter ended June 30, 2008, but they may be reduced during each quarter after the quarter ended March 31, 2006 to the lowest of: (i) the quarterly commitment in the preceding quarter; (ii) the quarterly commitment of the preceding quarter multiplied by the percent by which the R2 Lung CAD product revenue in the preceding quarter fell below that quarter’s quarterly commitment, up to a maximum decline of twenty-three percent (23%); or (iii) two times the R2 Lung CAD product revenue generated by R2 during the preceding quarter through all other sales, marketing and distribution channels, excluding R2 Lung CAD product revenue generated through the agreement with us; provided, that if at any time during the remainder of the agreement the quarterly commitment is less than $414,000 and R2 Lung CAD Product revenue for a quarter exceeds $414,000, our quarterly commitment for the next quarter will again be $414,000, and the quarterly commitment for the following quarters may again be subject to the above adjustment. Additionally, at the end of every fourth quarter under the R2 agreement, if the aggregate revenue generated under the agreement in the previous four quarters exceeded $1,665,000, the remaining quarterly commitments shall be reduced by the amount of excess divided by the number of quarters remaining under the agreement. As of December 31, 2005, the remaining potential aggregate Applicable Minimums range from a minimum of approximately $414,000 to a maximum of approximately $4.1 million.

Dependence on Market Growth

The enterprise-wide advanced visualization industry in which we market our products is still developing due to the fairly recent availability of high-resolution CT, MR and combined CT-PET scanners, high-performance computers at reduced prices, the recent adoption of industry standards for the generation, transmission and storage of medical imaging data, and changing medical practices. Historically, there has been a perception that enterprise-wide advanced visualization was too slow, unresolved or difficult for clinical use. This perception was due largely to the relatively slower processing speed of available workstations and the reality that true volumetric acquisition was not previously available. We believe that the recent advances in scanner acquisition resolution, the affordability of high-performance computers and the development of industry standards for the generation, transmission, and storage of imaging data will provide opportunities for substantial growth in the medical software industry. However, given the uncertainties associated with the developing stage of this market, there can be no assurance that it will continue to develop in the manner we anticipate. Accordingly, there can be no assurance that the enterprise-wide advanced visualization industry will provide growth opportunities for us and our software products or that our business strategies will be successful as the industry continues to evolve. Ultimately, if the enterprise-wide advanced visualization industry fails to develop as we expect, our business, results of operations and financial condition will be materially and adversely affected.

Highly Competitive Industry

We face intense competition in the enterprise-wide advanced visualization industry. We expect technology to continue to develop rapidly, and our success will depend to a large extent on our ability to maintain a competitive position with our products. Our competitors in the enterprise-wide advanced visualization industry include large, established manufacturers of CT and MR imaging equipment. Companies such as GE Healthcare, Siemens Medical Systems, Inc. and Philips Medical Systems typically offer their own enterprise-wide advanced visualization software and workstations as part of their integrated imaging and scanner systems. Our software works on the products offered by each of these companies. To win business against equipment manufacturers, we must convince customers to buy our software solutions separately from their purchase of imaging equipment instead of buying integrated systems from our competitors.

In addition to having a competitive advantage in marketing enterprise-wide advanced visualization tools as an integrated part of their imaging products, our competitors have significantly greater capital and staffing resources for research and development that are critical to success in the dynamic enterprise-wide advanced visualization industry, more recognizable brand names, and more well-established marketing and distribution networks. Although price has been less significant than other factors, increasing competition may result in price reductions and reduced gross margins. Additionally, we face competition from other entities, such as PACS vendors and developers of competitive or ancillary software packages. We may not be able to compete effectively with such manufacturers or competing entities.

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

Sarbanes-Oxley Compliance

Under Section 404 of the Sarbanes-Oxley Act of 2002, we are required to evaluate and determine the effectiveness of our internal controls over financial reporting. We have dedicated a significant amount of time and resources to ensure compliance with this legislation for the year ended December 31, 2005 and will continue to do so for future fiscal periods. We may encounter problems or delays in completing the review and evaluation, the implementation of improvements and the receipt of a positive attestation, or any attestation at all, from our independent registered public accounting firm. In addition, our assessment of our internal controls may identify deficiencies that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for investors and therefore adversely affect our stock price.

Fluctuations in Operating Results

We may experience significant fluctuations in future annual and quarterly operating results. If these fluctuations occur, they may result in volatility in the price of our common stock. Quarterly revenue and operating results may fluctuate as a result of a variety of factors that are outside of our control including, but not limited to, the timing of significant orders, the timing of product enhancements and new product introductions by us or our competitors, the pricing of our products, changes in customers’ budgets, and competitive conditions. Our quarterly license and services revenue may fluctuate and may be difficult to forecast for a variety of reasons, including the following:

•                  a significant number of our existing and prospective clients’ decisions regarding whether to enter into license agreements with us are made within the last few weeks or days of each quarter;

•                  the size of license transactions can vary significantly;

•                  a decrease in license fee revenue may likely result in a decrease in services revenue in the same or subsequent quarters;

•                  clients may unexpectedly postpone or cancel projects due to changes in their strategic priorities, project objectives, budget or personnel;

•                  the uncertainty caused by potential business combinations in the software industry may cause clients and prospective clients to cancel, postpone or reduce capital spending projects on software;

•                  client evaluations and purchasing processes vary significantly from company to company, and a client’s internal approval and expenditure authorization process can be difficult and time consuming to complete, even after selection of a vendor;

•                  the number, timing and significance of software product enhancements and new software product announcements;

•                  existing clients may decline to renew support for our products, and market pressures may limit our ability to increase support fees or require clients to upgrade from older versions of our products;

•                  prospective clients may decline or defer the purchase of new products or releases if we do not have sufficient client references for those products; or

•                  we may have to defer revenues under our revenue recognition policies.

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

Uncertain Protection for Intellectual Property; Possible Claims of Others

Although we have received patents and have filed patent applications with respect to certain aspects of our technology, we generally do not rely on patent protection with respect to our products and technologies. Instead, we rely primarily on a combination of trade secret and copyright law, employee and third-party nondisclosure agreements and other protective measures to protect intellectual property rights pertaining to our products and technologies. Such measures may not provide meaningful protection of our trade secrets, know-how or other intellectual property in the event of any unauthorized use, misappropriation or disclosure. Others may independently develop similar technologies or duplicate our technologies. In addition, to the extent that we apply for any patents, such applications may not result in issued patents or, if issued, such patents may not be valid or of value. We do not believe that our products and technologies infringe any existing patents or intellectual property rights of third parties. However, our products and technologies may infringe existing patents or intellectual property rights of third parties. The costs of prosecuting or defending an intellectual property claim could be substantial and could adversely affect our business, even if we are ultimately successful in prosecuting or defending any such claims. If our products or technologies are found to infringe the rights of a third party, we could be required to pay significant damages or license fees or cease production, any of which could have a material adverse effect on our business.

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

Need to Hire Additional Personnel

Our ability to enhance and develop markets for our current products and to introduce new products to the marketplace also depends on our ability to attract and retain qualified scientific and management personnel. We compete for such personnel with other companies, academic institutions, and government entities and organizations, many of which have greater capital resources, name recognition, and research and development capabilities. There can be no assurance that we will be successful in recruiting or retaining such personnel. We may not be able to recruit and retain such personnel, which would have a material adverse effect on our business.

Management of Growth

Our ability to grow successfully requires an effective planning and management process. The expansion and growth of our business could place a significant strain on our management systems, infrastructure and other resources. To manage growth successfully, we must continue to improve and expand our systems and infrastructure in a timely and efficient manner. In addition, the success of any acquisition, such as our acquisition of HInnovation, Inc. in February 2004, will depend on our ability to successfully integrate the acquired business with our business. Our controls, systems, procedures and resources may not be adequate to support a changing and growing company. If management fails to respond effectively to changes and growth in business, including acquisitions, such failure could have a material adverse effect on our business, financial condition, or results of operations.

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

Possible Issuances of Preferred Stock

Our Articles of Incorporation authorize our Board of Directors, without any action by the holders of our common stock, to establish the rights and preferences of up to 5,000,000 shares of currently undesignated preferred stock. These shares of preferred stock could possess voting and conversion rights that could adversely affect the voting power of the holders of the common stock or dilute their ownership rights, and it may have the effect of delaying, deferring or preventing a change in control of Vital Images. No shares of preferred stock or other senior equity securities are currently designated, and currently we have no plan to designate or issue any such securities.

Anti-Takeover Considerations

We are subject to “anti-takeover” provisions of the Minnesota Business Corporation Act. In addition, we have adopted a Shareholder Rights Plan (the “Rights Agreement”) designed to protect against unsolicited attempts to acquire Vital Images. These measures may deter or discourage takeover attempts and other changes in control that are not approved by our Board of Directors, and they may have a depressive effect on any market for our common stock. As a result, our shareholders may lose opportunities to dispose of their shares at the higher prices typically available in takeover attempts or that may be available under a merger proposal. In addition, these measures may have the effect of permitting our current directors to retain their positions and place them in a better position to resist changes that shareholders may wish to make if they are dissatisfied with the conduct of our business.

No Dividends

We have not paid cash dividends on our common stock in the past, and we do not intend to do so in the foreseeable future. Any payment of dividends will be in the sole discretion of our Board of Directors.

Limitations on Director Liability

As permitted by Minnesota law, our Articles of Incorporation provide that members of our board of directors shall not be personally liable to us or our shareholders for monetary damages for breach of fiduciary duty as a director, with certain exceptions. These provisions may discourage shareholders from bringing suit against a director for breach of fiduciary duty and may reduce the likelihood of derivative litigation brought by shareholders on our behalf against a director. In addition, our Bylaws provide for mandatory indemnification of directors and officers to the fullest extent permitted by Minnesota law.

Item 1B. Unresolved Staff Comments

We have not received any written comments that were issued more than 180 days before December 31, 2005, the end of the fiscal year covered by this report, from the Securities and Exchange Commission staff regarding our periodic or current reports under the Securities Exchange Act of 1934 that remain unresolved.

Item 2.                                   Properties

Our principal office is located in an office building in Minnetonka, Minnesota, where we currently occupy approximately 41,000 square feet under a lease that expires January 31, 2012. We are adding an additional approximately 26,500 square feet in our office building on a phased plan between now and the first quarter of 2007, and have the right under our lease to expand into an additional approximately 20,000 square feet in 2009. We also have a small office in Beijing, China, for our operations in that country.

We consider our current facilities adequate for our current needs, but continued growth in headcount and our expansion into Europe could require us to obtain additional space. We believe that suitable additional space will be available as and if needed.

Item 3.                                   Legal Proceedings

The Company is not engaged in any legal proceedings at this time.

Item 4.                                   Submission of Matters to a Vote of Security Holders

There was no matter submitted to the vote of security holders during the fourth quarter of the fiscal year ended December 31, 2005.

Part II

Item 5.                                   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is quoted on The Nasdaq Global Market (formerly The Nasdaq National Market) under the symbol “VTAL.”  The table below reflects the high and low per share closing sale prices of the Company’s common stock as reported by The Nasdaq Global Market for each of the periods indicated. Such prices reflect inter-dealer prices, do not include adjustments for retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions.

	High	Low
2005
Fourth Quarter	$28.17	$20.58
Third Quarter	$22.26	$18.00
Second Quarter	$18.95	$14.37
First Quarter	$16.14	$13.60

2004
Fourth Quarter	$16.95	$12.18
Third Quarter	$12.60	$9.84
Second Quarter	$12.39	$9.26
First Quarter	$20.01	$9.34

The Company has never paid or declared any cash dividends on its common stock and does not intend to pay dividends on its common stock in the near future. To date, the Company has incurred cumulative operating losses and presently expects to retain its future anticipated earnings to finance development and expansion of its business. As of February 28, 2006, there were approximately 7,700 beneficial owners and approximately 850 registered holders of record of the Company’s common stock.

Item 6.                                   Selected Financial Data

	2005		2004		2003		2002	2001
	(in thousands, except for per share data)
Years ended December 31:
Revenue	$51,717		$36,122		$27,300		$21,116	$15,196
Gross profit	40,157		25,675		20,229		14,808	10,723

Operating expenses	32,592	(1)	25,161	(2)	18,294		14,131	11,778
Operating income (loss)	7,565		514		1,935		677	(1,055)

Net income (loss)	$5,801		$296		$8,462	(3)	$790	$(1,012)

Net income (loss) per share-basic	$0.47		$0.03		$0.83		$0.09	$(0.14)

Weighted average common shares outstanding – basic	12,379		11,632		10,189		8,861	7,075

Net income (loss) per share-diluted	$0.44		$0.02		$0.71		$0.08	$(0.14)

Weighted average common shares outstanding – diluted	13,283		12,536		11,848		9,822	7,075

At December 31:
Working capital	$45,604		$30,996		$31,915		$9,219	$6,094
Total assets	$91,151		$69,284		$53,063		$18,827	$13,269
Long-term debt	$—		$—		$—		$—	$—
Total stockholders’ equity	$68,789		$54,554		$44,594		$11,721	$8,051

(1)          Includes a loss on operating lease of $493 related to the Company’s facility move in the first quarter of 2005.

(2)          Includes $1,000 of acquired in-process research and development charge relating to the acquisition of HInnovation, Inc. in February 2004.

(3)          Includes a net tax benefit of $6,313 resulting from the reversal of the Company’s valuation allowance for its net deferred tax assets, net of other current year state and federal income taxes.

Item 7.                                   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive summary

Vital Images, Inc. (also referred to as “we”, “us” and “our”) achieved significant growth in 2005. Total revenue increased 43% to $51.7 million in 2005 compared to $36.1 million in 2004. Pretax income was $8.6 million in 2005 compared to $883,000 in 2004. Net income in 2005 was $5.8 million, or $0.44 per diluted share, compared to $296,000, or $0.02 per diluted share, in 2004. Our 2005 results included amortization of identified intangibles of $1.4 million and a loss on operating lease of $493,000 related to a facilities move in the first quarter of 2005. Our 2004 results included amortization of identified intangibles of $1.2 million and an acquired in-process research and development (“IPR&D”) charge of $1.0 million related to the acquisition of HInnovation in February 2004.

Our balance sheet continued to strengthen. Total cash, cash equivalents and marketable securities were $49.8 million as of December 31, 2005 compared to $35.7 million as of December 31, 2004. Working capital was $45.6 million as of December 31, 2005 compared to $31.0 million as of December 31, 2004. Working capital was net of deferred revenue of $11.2 million and $8.1 million as of December 31, 2005 and 2004, respectively.

Throughout our history, a significant portion of our revenue has been generated from the U.S. CT market. Going forward, we anticipate a growing contribution from other sources, including an expanding picture archive and communication systems (“PACS”) market, sales of Web-based products and sales to our growing installed customer base.

Overview

We are a leading provider of enterprise-wide advanced visualization and analysis solutions for use by medical professionals in clinical analysis and therapy planning. We provide software, third party hardware, training, software maintenance, and professional services to our customers. Our technology utilizes high-speed volume visualization and analysis, as well as network communications based on DICOM and Internet protocols. Vitrea®, our flagship software product, rapidly creates accurate, interactive 2D, 3D, and 4D images from information generated by standard computed tomography (“CT”), magnetic resonance (“MR”), and positron emission tomography (“PET”) scanners. ViTALConnect™ Software, our Web enabled medical diagnostic tool, allows physicians anywhere, anytime access to interactive 2D, 3D, and 4D advanced visualization tools.

Our products and services address the growing interest among radiologists, cardiologists, oncologists and other specialists to improve their workflow and productivity. Our software provides visualization and analysis tools to assist physicians in clinical analysis through standalone workstations, PACS (Picture Archiving and Communication Systems) integrations, and Web-based remote viewing and analysis. PACS enable hospitals and clinics to acquire, distribute and archive medical images and diagnostic reports, eliminating the need for film and enhancing productivity. Our Web-based and PACS-based systems allow multiple physicians to collaboratively use enterprise-wide advanced visualization and analysis solutions in their medical practices.

We operate and manage our business as a single business segment – the development and marketing of software and related services for enterprise-wide advanced visualization and analysis solutions for use by medical professionals in clinical analysis and therapy planning. We market our products and services through a direct sales force and independent distributors in the United States and in international markets. Our common stock is currently traded on The Nasdaq Global Market under the symbol “VTAL.”

Critical accounting policies and estimates

Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The notes to the consolidated financial statements contained in this Annual Report describe our significant accounting polices used in the preparation of the consolidated financial statements. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. We continually evaluate our critical accounting policies and estimates.

We believe the critical accounting polices listed below reflect significant judgments, estimates and assumptions used in the preparation of our consolidated financial statements.

Allowance for doubtful accounts

We maintain an allowance for doubtful accounts at an amount estimated to be sufficient to provide adequate protection against losses resulting from extending credit to our customers. In judging the adequacy of the allowance for doubtful accounts, we consider multiple factors, including historical bad debt experience, the general economic environment, the need for specific client reserves and the aging of our outstanding receivables. This provision is included in operating expenses as a general and administrative expense in the consolidated statements of operations. A considerable amount of judgment is required in assessing these factors. If the factors utilized in determining the allowance do not reflect future performance, then a change in the allowance for doubtful accounts would be necessary in the period such determination has been made, which would impact future results of operations. As of December 31, 2005, the allowance for doubtful accounts was $320,000 for gross accounts receivable of $14.7 million.

Deferred taxes

Significant judgment is required in determining the realizability of our deferred tax assets. We must assess the likelihood that our net deferred tax assets will be recovered from future taxable income, and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent that we establish a valuation allowance, it must include an expense within the tax provision in the statement of operations. As of December 31, 2005, the consolidated balance sheet included net deferred tax assets of $9.7 million.

Our methodology for determining the realizability of our deferred tax assets involves estimates of future taxable income from our core business, the estimated impact of future tax deductions from the exercise of stock options outstanding as of each balance sheet date, and the expiration dates and amounts of net operating loss carryforwards and other tax credits. These estimates are projected through the life of the related deferred tax assets based on assumptions which we believe to be reasonable and consistent with current operating results.

Although we had cumulative pre-tax income for financial reporting purposes for the three years ended December 31, 2005, we did not pay any significant income taxes for that period due to tax deductions from the exercise of stock options as well as our utilization of net operating losses. In assessing the realizability of our deferred tax assets as of each balance sheet date, we considered evidence regarding our ability to generate sufficient future taxable income to realize our deferred tax assets. The primary evidence considered included the cumulative pre-tax income for financial reporting purposes for the past three years; the estimated impact of future tax deductions from the exercise of stock options outstanding as of December 31, 2005; and the estimated future taxable income based on historical operating results.

After giving consideration to these factors, we concluded that it was more likely than not that tax loss carryforwards will be realized prior to expiration and other tax credits that expire prior to 2010 will not be utilized due to the estimated future tax deductions from the exercise of stock options outstanding as of December 31, 2005 as well as utilization of tax loss carryforwards. As a result, we have a valuation allowance of $289,000 as of December 31, 2005 relating to net operating losses and tax credits that expire prior to 2010.

We also concluded that it was more likely than not that the net deferred tax assets of $9.7 million as of December 31, 2005 and the estimated future tax deductions from the exercise of stock options outstanding as of December 31, 2005 would be utilized prior to expiring. Based on this conclusion, we will require approximately $55.6 million in cumulative future taxable income to be generated at various times over the next 20 years to realize the related net deferred tax assets of $9.7 million as of December 31, 2005 as well as the estimated future tax deductions from the exercise of stock options outstanding and in-the-money as of December 31, 2005.

If we adjust either our estimates of future taxable income or tax deductions from the exercise of stock options down, or our stock price increases significantly without an increase in taxable income, causing us to believe that our deferred tax assets will not be utilized, we may need to establish additional valuation allowances on our deferred tax assets, which could materially impact our financial position and results of operations.

Long-lived assets

We review long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  Events or changes in circumstances that indicate the carrying amount may not be recoverable include, but are not limited to, a significant decrease in the market value of the business or asset acquired, a significant adverse change in the extent or manner in which the business or asset acquired is used, or a significant adverse change in the business climate. If such events or changes in circumstances are present, the undiscounted cash flows method is used to determine whether the asset is impaired. Cash flows would include the estimated terminal value of the asset and exclude any interest charges. To the extent the carrying value of the asset exceeds the undiscounted cash flows over the estimated remaining life of the asset, the impairment is measured using the discounted cash flows. The discount rate utilized would be based on our best estimate of the related risks and return at the time the impairment assessment is made.

Our long-lived assets consist of property and equipment of $5.4 million, licensed technology of $210,000 and other intangible assets subject to amortization of $4.5 million as of December 31, 2005.

Goodwill

We account for goodwill in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.”  Under SFAS No. 142, goodwill and intangible assets with indefinite lives are reviewed for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. We operate as one reporting unit and therefore compare the book value to the market value (market capitalization plus a control premium). If the market value exceeds the book value, goodwill is considered not impaired, and thus the second step of the impairment test is not necessary. If our book value exceeds the market value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test, used to measure the amount of impairment loss, compares the implied fair value of the goodwill with the book value of the goodwill. If the carrying value of the goodwill exceeds the implied fair value of the goodwill, an impairment loss would be recognized in an amount equal to the excess. Any loss recognized cannot exceed the carrying amount of goodwill. After a goodwill impairment loss is recognized, the adjusted carrying amount of goodwill is its new accounting basis. Subsequent reversal of a previously recognized goodwill impairment loss is prohibited once the measurement of that loss is completed. We completed the annual goodwill impairment assessment as of December 31, 2005, in which no impairment was identified. Goodwill was $6.1 million as of December 31, 2005.

Agreement with R2 Technology, Inc.

In April 2005, we entered into an agreement with R2 Technology, Inc. (“R2”) to market R2’s lung nodule CAD software product to our customers. The April 2005 agreement replaced our November 2002 agreement with R2. Under the April 2005 agreement, all previous commitments were cancelled and replaced with a new commitment which began in the third quarter of 2005. The new commitment provides R2 with certain minimum quarterly revenues (“Applicable Minimums”) from the sale of certain R2 lung CAD related products and services (“R2 Lung CAD Products”) over a 12-quarter period ending June 30, 2008. We will receive a commission based on sales of R2 Lung CAD Products to our customers. This agreement states that to the extent the quarterly Applicable Minimum is not met, we will pay R2 the difference between the Applicable Minimum and the actual R2 Lung CAD Product revenue achieved.

The Applicable Minimums for the quarters ending December 31, 2005 and March 31, 2006 are $414,000 per quarter. However, beginning in the quarter ending June 30, 2006 and for each subsequent quarter thereafter, the Applicable Minimum will be reduced to the lowest of:

i)                                         the Applicable Minimum in the preceding quarter;

ii)                                      the Applicable Minimum of the preceding quarter multiplied by the percent by which the R2 Lung CAD Product revenue in the preceding quarter fell below that quarter’s Applicable Minimum, up to a maximum decline of twenty-three percent (23%); or

iii)                                   two times the R2 Lung CAD Product revenue generated by R2 during the preceding quarter through all other sales, marketing and distribution channels, excluding R2 Lung CAD Product revenue generated from Customers under the agreement.

If at any time during the remainder of the R2 agreement, the Applicable Minimum is less than $414,000 and R2 Lung CAD Product revenue for a quarter exceeds $414,000, the Applicable Minimum for the next quarter will be $414,000. Thereafter, the Applicable Minimums will be subject to the above adjustment. Additionally, at the end of every fourth quarter under the April 2005 R2 agreement, if the aggregate revenue generated under the agreement in the previous four quarters exceeded $1,665,000, the remaining Applicable Minimum per quarter shall be reduced by the amount of excess divided by the number of quarters remaining under the agreement.

The Applicable Minimum for the quarter ended December 31, 2005 was not met by approximately $314,000 and, based on current estimates, we believe it is probable that the estimated aggregate Applicable Minimums will not be met for the quarter ending March 31, 2006. Additionally, we estimate that the Applicable Minimum will be $0 after March 31, 2006, as, based on information available to us, R2 has not generated any R2 Lung CAD Product revenue through any other sales, marketing and distribution channels, other than R2 Lung CAD Product revenue generated from Customers under this agreement. Based on these results and future estimates, we recorded a $410,000 net loss to sales and marketing expense in the quarter ended December 31, 2005 relating to this agreement to cover estimated losses through March 31, 2006. The $410,000 net loss is based on the fourth quarter of 2005 shortfall of $314,000 and first quarter of 2006 Applicable Minimum of $414,000, offset by the estimated forecasted revenues of $140,000, by the deferred commission fees on sales as of December 31, 2005 of $142,000 and estimated deferred commission fee on forecasted revenues of $36,000. However, the estimated aggregate Applicable Minimums are a subjective determination, and any changes to estimates and actual results could have an adverse impact on our financial position and results of operations. As of December 31, 2005, the remaining potential aggregate Applicable Minimums range from a minimum of approximately $414,000 to a maximum of approximately $4.1 million. Any future losses will be recorded under SFAS No. 5 “Accounting for Contingencies,” which requires the amount to be probable and estimable.

We have not recognized any commission revenue relating to this agreement, as it was not considered to be fixed or determinable due to the potential for payments by us to R2 relating to the Applicable Minimums.

Revenue Recognition

We follow specific and detailed guidelines in determining the proper amount of revenue to be recorded; however, certain judgments affect the application of our revenue recognition policy. Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly from period to period.

The significant judgments for revenue recognition typically involve whether collectability can be considered probable and whether fees are fixed or determinable. In addition, our transactions often consist of multiple element arrangements, which must be analyzed to determine the relative fair value of each element, the amount of revenue to be recognized upon shipment, if any, and the period and conditions under which deferred revenue should be recognized.

We recognize revenue in accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended by SOP 98-4 and SOP 98-9, as well as Technical Practice Aids issued from time to time by the AICPA, and SEC Staff Accounting Bulletin No. 104. We recognize revenue when it is realized or realizable and earned. We consider revenue realized or realizable and earned when it has persuasive evidence of an arrangement, the product has been shipped or the services have been provided to the customer, the sales price is fixed or determinable, and collectability is probable. Provided all other revenue recognition criteria are met, license revenue from Resellers is recognized on a sell-in or sell-through basis depending on the arrangement with the Reseller. We recognize revenue from Resellers on a sell-in basis provided the Reseller i) assumes all risk of the purchase, ii) has the ability and obligation to pay regardless of receiving payment from the end user, and iii) has a history of timely payments.

License fees revenue is derived from the licensing of computer software. Hardware revenue is derived from the sale of system hardware, including peripheral equipment. Maintenance and service revenue is derived from software maintenance and from telephone support, installation, training and consulting services. Our software licenses are always sold as part of an arrangement that includes maintenance and support and often installation and training services.

We license our software and sell products and services to end-users and also indirectly through original equipment manufacturers (“OEMs”) and independent distributors (collectively, “Resellers”). Terms offered by us do not generally differ based on whether the customer is an OEM, an end-user or a Reseller. We generally offer terms that require payment within 30 to 90 days after product delivery. In rare situations where we offer terms that require payment beyond 90 days after product delivery, revenue is deferred until the payment becomes due. We do not generally offer rights of return, acceptance clauses or price protection to our customers. In rare situations where we provide rights of return or acceptance clauses, revenue is deferred until the clause expires. We evaluate the credit worthiness of all customers. In circumstances in which we do not have experience selling to a customer and lack adequate credit information to conclude that collection is probable, revenue is deferred until the arrangement fees are collected and all other revenue recognition criteria in the arrangement have been met. Additionally:

•                  Software and Hardware – Revenue from license fees and hardware is recognized when shipment of the product has occurred, no significant obligations with regard to product implementation remain and our services are not considered essential to the functionality of other elements of the arrangement.

•                  Services – Revenue from maintenance and support arrangements is deferred and recognized ratably over the term of the maintenance and support arrangements. Revenue from training, installation and consulting services is recognized as the services are provided to customers.

•                  Multiple-Element Arrangements – We enter into arrangements with customers that include a combination of software products, system hardware, specified upgrades, maintenance and support, or installation and training services. For such arrangements, we recognize revenue using the residual value method. We allocate the total arrangement fee among the various elements of the arrangement based on the relative fair value of each of the undelivered elements determined by vendor-specific objective evidence. The fair value of maintenance and support services is based upon the renewal rate for continued service arrangements. The fair value of installation and training services is established based upon sold separately pricing for the services. In software arrangements for which we do not have vendor-specific objective evidence of fair value for all elements, revenue is deferred until the earlier of when vendor-specific objective evidence is determined for the undelivered elements (residual method) or when all elements for which we do not have vendor-specific objective evidence of fair value have been delivered.

Results of Operations

The following table sets forth information from the Company’s Statements of Operations, expressed as a percentage of total revenue.

	For the Years Ended December 31,
	2005	2004	2003

Revenue:
License fees	68.1%	66.6%	67.4%
Maintenance and services	27.7	26.4	25.1
Hardware	4.2	7.0	7.5
Total revenue	100.0	100.0	100.0

Cost of revenue:
License fees	9.1	11.1	6.7
Maintenance and services	10.7	12.8	13.8
Hardware	2.6	5.0	5.4
Total cost of revenue	22.4	28.9	25.9

Gross profit	77.6	71.1	74.1

Operating expenses:
Sales and marketing	32.7	33.8	34.1
Research and development	15.8	17.5	18.9
General and administrative	13.5	15.6	14.0
Loss on operating lease	1.0	—	—
Acquired in-process research and development	—	2.8	—
Total operating expenses	63.0	69.7	67.0

Operating income	14.6	1.4	7.1

Interest income	2.1	1.0	0.8
Income before income taxes	16.7	2.4	7.9

Provision (benefit) for income taxes, net	5.5	1.6	(23.1)
Net income	11.2%	0.8%	31.0%

Revenue

Total revenue increased 43% to $51.7 million in 2005 from $36.1 million in 2004. Total revenue increased 32% to $36.1 million in 2004 from $27.3 million in 2003. The revenue growth was driven by an increase in our core revenue components of software license fees, including revenue from software options and maintenance and service revenue from a larger installed base of customers.

License fee revenue increased 46% to $35.2 million from $24.1 million in 2004. License fee revenue increased 31% to $24.1 million in 2004 from $18.4 million in 2003. The increase in license fee revenue was driven by an increase in the number of Vitrea licenses sold and an increase in average revenue per Vitrea license sold due to an increase in the sales price and an increase in the percentage of license revenue generated outside of our Toshiba relationship, as sales through Toshiba have lower average revenue per transaction. The installed base of Vitrea customers increased from approximately 1,300 at December 31, 2003 to approximately 1,900 at December 31, 2004 and to approximately 2,750 at December 31, 2005. Revenue from Vitrea licenses increased 82% to $14.5 million in 2005 from $7.9 million in 2004, which was a decrease of 11% from $8.9 million in 2003. Vitrea option revenue (including third party software) increased 24% to $19.9 million in 2005 from $16.0 million in 2004, which was a  78% increase from $9.0 million in 2003. In 2005, software license fee revenue from sales through our distribution partnership with Toshiba increased 34% to $17.2 million in 2005 from $12.9 million in 2004, which was a 55% increase from $8.3 million in 2003. License fee revenue from Toshiba represented 49%, 54% and 45% of license fee revenue, respectively. All revenue from Toshiba represented 47%, 50% and 42% of total revenue in 2005, 2004 and 2003, respectively.

Maintenance and services revenue increased 50% to $14.3 million in 2005 compared to $9.5 million in 2004. Maintenance and services revenue increased 39% to $9.5 million in 2004 compared to $6.8 million in 2003. The $4.8 million increase in total maintenance and services revenue in 2005 included a $4.0 million increase in maintenance revenue to $9.7 million, a $642,000 increase in training revenue to $3.7 million, and a $224,000 increase in installation revenue to $798,000. The $2.7 million increase in total maintenance and services revenue in 2004 consisted of a $2.0 million increase in maintenance revenue to $5.8 million and a $1.1 million increase in training revenue to $3.1 million, offset by a $380,000 decrease in engineering services revenue from product development agreements with Medtronic Surgical Navigation Technologies (“SNT”), E-Z-EM, Inc. and Toshiba. The increases in maintenance revenues in each year were due to a significant increase in our installed base of customers, as well as increased pricing on maintenance related services. The increase in training revenue and installation revenue was due to an increase in the number of Vitrea licenses sold each year.

Hardware revenue decreased 15% to $2.2 million in 2005 compared to $2.5 million in 2004. Hardware revenue increased 23% to $2.5 million in 2004 compared to $2.1 million in 2003. We sell hardware as a convenience to our customers, and fluctuations are driven by individual customer purchasing preferences. Sales of hardware systems are not core to our strategy and will fluctuate from period to period depending upon the needs of our customers.

Cost of revenue

Gross profit increased 56% to $40.2 million in 2005 compared to $25.7 million in 2004. Gross profit increased 27% to $25.7 million in 2004 compared to $20.2 million in 2003. Gross margin percentage increased to 78% in 2005 compared to 71% in 2004, which was a decrease from 74% in 2003.

A comparison of gross profit and gross margin by revenue category is as follows:

	For the years ended December 31,
	2005	2004	2003

Gross profit:
License fees	$30,546,173	$20,060,269	$16,570,441
Maintenance and services	8,764,627	4,864,358	3,070,676
Hardware	846,364	750,339	587,540
Total gross profit	$40,157,164	$25,674,966	$20,228,657

Gross margin:
License fees	87%	83%	90%
Maintenance and services	61%	51%	45%
Hardware	39%	30%	28%
Total gross margin	78%	71%	74%

License fee gross margins increased to 87% in 2005 compared to 83% in 2004. The increase in 2005 was due to an increase in average revenue per Vitrea license sold due to an increase in the sales price and an increase in the percentage of license revenue generated outside of our Toshiba relationship, as sales through Toshiba have lower average revenue per transaction; an increase in total Vitrea option revenue, which has lower associated costs; and a decrease in the sales of third-party software options, which carry a lower margin than software that has been developed internally. License fee gross margins decreased to 83% in 2004 compared to 90% in 2003. The decrease in 2004 was due to an increase in the cost of third-party software, which was up $1.1 million over 2003, and an increase of $976,000 in amortization expense related to acquired HInnovation intangible assets. In addition, royalties paid to third parties who supply technology that is embedded in our products was $2.3 million, $1.6 million and $1.5 million in 2005, 2004 and 2003, respectively. The increase in royalty expense is a direct result of selling more Vitrea licenses. Amortization charged to cost of revenue related to the HInnovation acquisition was $1.1 million, $976,000 and $0 in 2005, 2004 and 2003, respectively. As revenue continues to increase, amortization expense as a percentage of license revenue will decrease. As a result of third party software sales and revenue mix, license fee gross margin will continue to fluctuate based on these factors.

Maintenance and services gross margin increased to 61% in 2005 compared to 51% in 2004. Margins on maintenance and services increased to 51% in 2004 from 45% in 2003. The increases in both 2005 and 2004 were due to increased pricing on maintenance services and increased revenue from a growing installed base, without an increase in costs at a similar rate. We will continue to invest in our training, installation, professional services and customer support areas in the future to adequately support our growing installed base of customers, as well as to evaluate maintenance and services pricing as our cost structure increases, which could have an impact on maintenance and services gross margins in the future.

Hardware gross margin increased to 39% in 2005 compared to 30% in 2004. Hardware gross margin increased to 30% in 2004 from 28% in 2003. Hardware gross margin was historically volatile but has stabilized in 2005 as pricing has increased and has become more consistent.

Sales and marketing

Sales and marketing expenses increased 39% to $16.9 million in 2005 compared to $12.2 million in 2004. Sales and marketing expenses increased 31% to $12.2 million in 2004 compared to $9.3 million in 2003. Sales and marketing expenses as a percentage of revenue were 33%, 34% and 34% in 2005, 2004 and 2003, respectively.

The increases in expenses for all periods were due to increases in compensation costs as a result of additional personnel, higher sales commission expenses from significantly increased revenue and higher costs related to supporting our presence at an increased number of industry tradeshows. Salaries, benefits and bonus-related expenses, excluding commissions, increased $878,000 to $5.5 million in 2005 compared with $4.6 million in 2004, and increased $1.1 million to $4.6 million in 2004 compared to $3.5 million in 2003, with the increases being driven primarily by additional personnel required to drive and support our rapid growth. We had 50, 45 and 38 sales and marketing personnel as of December 31, 2005, 2004 and 2003, respectively. Commissions expense increased $1.3 million to $4.2 million in 2005 compared with $2.9 million 2004, and increased $682,000 to $2.9 million in 2004 compared to $2.3 million in 2003, as commissions expense has a direct correlation to increased revenue. Also, as a result of increased personnel, travel and entertainment related expenses increased $168,000 to $1.7 million in 2005 compared with $1.5 million in 2004, and increased $440,000 to $1.5 million in 2004 compared to $1.1 million in 2003. In addition, we have significantly increased our presence at industry tradeshows, and tradeshow, advertising and marketing collateral related expenses increased $861,000 million to $1.9 million in 2005 compared with $1.0 million in 2004, and increased $387,000 to $1.0 million in 2004 compared to $652,000 in 2003. In the fourth quarter of 2005, we recorded a $410,000 loss on contract relating our agreement with R2 Technology, Inc., see “Critical accounting policies and estimates – Agreement with R2 Technology, Inc.” for further discussion.

We expect sales and marketing expenses to continue to increase in future periods primarily as a result of the need to support additional growth through the hiring of sales and marketing personnel.

Research and development

Research and development expenses increased 29% to $8.1 million in 2005 compared to $6.3 million in 2004. Research and development expenses increased 22% to $6.3 million in 2004 compared to $5.2 million in 2003. Research and development expenses as a percentage of revenue were 16%, 18% and 19% in 2005, 2004 and 2003, respectively.

The increases in expenses for all periods were due in part to increases in compensation costs as a result of additional personnel. Salaries, benefits and bonus-related expenses increased $964,000 to $5.4 million in 2005 compared with $4.4 million in 2004, and increased $651,000 to $4.4 million in 2004 compared to $3.7 million in 2003. The increases were caused primarily by the costs of additional personnel to continue expanding our product development efforts. We had 62, 50 and 38 research and development personnel as of December 31, 2005, 2004 and 2003, respectively.  In addition, contract and consulting costs increased $442,000 to $646,000 in 2005 compared to $204,000 in 2004, and increased $162,000 to $204,000 in 2004 compared to $42,000 in 2003, as we continue to require additional temporary assistance in completing certain research and development activities, specifically in the area of software testing and validation.

We expect research and development expenses to continue to increase in future periods primarily as a result of additional personnel required to support the expansion of our product development activities so that we can maintain our status as an industry leader in advanced visualization.

General and administrative

General and administrative expenses increased 25% to $7.0 million in 2005 compared to $5.6 million in 2004. General and administrative expenses increased 48% to $5.6 million in 2004 compared to $3.8 million in 2003. General and administrative expenses as a percentage of revenue were 14%, 16% and 14% in 2005, 2004 and 2003, respectively.

The increases in all periods were due in part to increases in compensation costs as a result of additional personnel and increasing regulatory, legal and consulting related expenses. Salaries, benefits and bonus related expenses increased $1.5 million to $3.6 million in 2005 compared with $2.1 million in 2004, and increased $345,000 to $2.1 million in 2004 compared to $1.8 million in 2003. The increases were caused primarily by the costs of additional personnel to support increasing infrastructure and other administrative needs of a growing business. There were 30, 23 and 20 general and administrative personnel as of December 31, 2005, 2004 and 2003, respectively.  In addition, because of increasing regulatory requirements, including Sarbanes-Oxley, fees related to audit and legal services and contract and temporary workers increased $730,000 to $1.7 million in 2005, compared with $949,000 in 2004 and increased $307,000 in 2004 compared with 2003. The 2005 increases were offset in part by a net $786,000 fluctuation in bad debt expense related to the recovery of previously reserved-for receivables. In 2004, bad debt expense increased by $580,000 as a result of the establishment of reserves for specific past due accounts.

We expect general and administrative expenses to continue to increase in future periods primarily as a result of additional personnel required to support increasing regulatory requirements, and as the costs of being a public company continue to rise.

Other items

Loss on operating lease – In March 2004, we signed a non-cancelable operating lease for a new office facility in Minnetonka, Minnesota. The new lease term started in February 2005 and expires in January 2012. We moved into the Minnetonka location and moved out of the Plymouth, Minnesota location in February 2005. Our lease for the office facility in Plymouth expired on July 31, 2005, with the exception of a small portion of the space that is under lease until May 31, 2006. Under the terms of the Minnetonka lease, since February 2005, the lessor is to pay the monthly base rent payments and taxes and operating cost rent obligation payments for our former office in Plymouth.  In the first quarter of 2005, we recorded a lease loss of $493,000 related to the abandonment of the Plymouth office. The estimated lease payments to be made by the Minnetonka landlord to the Plymouth landlord are considered a lease incentive and recorded as an immediate charge and deferred rent, which is amortized as a reduction of rent expense through the term of the lease.

Acquired in-process research and development – Results for the first quarter of 2004 included a $1.0 million write-off of in-process research and development costs related to the HInnovation acquisition.

Interest income

We generated $1.1 million of interest income in 2005, compared with $368,000 in 2004 and $214,000 in 2003. The increases were primarily due to increases in cash, cash equivalents and marketable securities, which were generated from increased cash flows in all periods, and an increase in interest rates.

Income taxes

Our methodology for determining the realizability of our deferred tax assets involves estimates of future taxable income from our core business, the estimated impact of future tax deductions from the exercise of stock options outstanding as of each balance sheet date, and the expiration dates and amounts of net operating loss carryforwards and other tax credits. These estimates are projected through the life of the related deferred tax assets based on assumptions which we believe to be reasonable and consistent with current operating results.

Although we had cumulative pre-tax income for financial reporting purposes for the three years ended December 31, 2005, we did not pay any significant income taxes for that period due to tax deductions from the exercise of stock options as well as our utilization of net operating losses. In assessing the realizability of our deferred tax assets as of each balance sheet date, we considered evidence regarding our ability to generate sufficient future taxable income to realize our deferred tax assets. The primary evidence considered included the cumulative pre-tax income for financial reporting purposes for the past three years; the estimated impact of future tax deductions from the exercise of stock options outstanding as of December 31, 2005; and the estimated future taxable income based on historical operating results.

After giving consideration to these factors, we concluded that it was more likely than not that tax loss carryforwards will be realized prior to expiration and other tax credits that expire prior to 2010 will not be utilized due to the estimated future tax deductions from the exercise of stock options outstanding as of December 31, 2005 as well as utilization of tax loss carryforwards. As a result, we have a valuation allowance of $242,000 as of December 31, 2005 relating to tax credits that expire prior to 2010.

We also concluded that it was more likely than not that the net deferred tax assets of $9.7 million as of December 31, 2005 and the estimated future tax deductions from the exercise of stock options outstanding as of December 31, 2005 would be utilized prior to expiring. Based on this conclusion, we will require approximately $55.6 million in cumulative future taxable income to be generated at various times over the next 20 years to realize the related net deferred tax assets of $9.7 million as of December 31, 2005 as well as the estimated future tax deductions from the exercise of stock options outstanding and in-the-money as of December 31, 2005.

If we adjust either our estimates of future taxable income or tax deductions from the exercise of stock options down, or our stock price increases significantly without an increase in taxable income, causing us to believe that our deferred tax assets will not be utilized, we may need to establish additional valuation allowances on our deferred tax assets, which could materially impact our financial position and results of operations.

During 2003, we concluded that it is more likely than not that substantially all of our net deferred tax assets would be realized, and we reversed substantially all of our valuation allowance for net deferred tax assets, which resulted in the recording of a net tax benefit in 2003. The reversal of the deferred tax assets valuation allowance was based upon our historical operating performance and management’s expectation that we would generate taxable income of at least $25 million in future periods to allow us to realize the deferred tax assets resulting from the tax benefits associated with our net operating loss carryforwards and a significant portion of our research and development tax credit carryforwards, as well as certain other tax benefits related to book and tax income timing differences. The reversal of the valuation allowance resulted in a tax benefit of $7.2 million. This reversal, net of other current year state and federal income taxes, resulted in a net tax benefit of $6.5 million in 2003.

Our effective income tax rate was 33%, 67%, and (294%) in 2005, 2004 and 2003, respectively. As noted above, we recorded a net tax benefit in 2003 relating to the reversal of our valuation allowance, which resulted in abnormal effective tax rate of (294%). Our effective tax rate of 67% in 2004 was impacted by the mix between our U.S. operating results, for which we record income taxes, and our foreign operating results, for which we did not record an income tax benefit due to the uncertainty of realizing these tax benefits in future years in our foreign jurisdictions. During 2005, we completed a transfer pricing study for our foreign operations in China, which resulted in a more normalized tax rate of 33%. Based on current estimates, we anticipate an effective income tax rate of approximately 37% to 38% in 2006. The increase in the estimated effective tax rate is due to the expiration of the research and development (“R&D”) tax credit on December 31, 2005; the R&D tax credit reduced our 2005 effective tax rate by four percentage points. There is current legislation in Congress that would extend the R&D tax credit and, if approved, we would expect an effective tax rate between 33% and 36% in 2006. We do not anticipate paying any significant income taxes for the next three to six years due to the utilization of net operating losses and tax deductions from the exercise of stock options.

Liquidity and capital resources

As of December 31, 2005, we had $20.8 million in cash and cash equivalents, $29.0 million in marketable securities, working capital of $45.6 million and no borrowings, as compared to $24.1 million in cash and cash equivalents, $11.5 million in marketable securities, working capital of $31.0 million and no borrowings as of December 31, 2004.

Operating activities

During 2005, cash provided by operations was $13.7 million, which consisted of a decrease of $101,000 from changes in working capital accounts, an increase of $1.2 million in deferred rent relating to payments and estimated payments to be made by our Minnetonka landlord for our benefit, and an increase of $12.6 million from other operating activities. Changes in working capital accounts primarily related to an increase in accounts receivable of $6.1 million and an increase in deferred revenue of $3.5 million due to increased sales and an increased customer base. Days’ sales outstanding as of December 31, 2005 increased to 101 days, compared to 82 days as of December 31, 2004, which increased as a result of a significant portion of sales occurring in the third month of the fourth quarter of 2005. Our aging remains relatively current with less than 2% of receivables greater than 90 days past due as of December 31, 2005 and 2004. We use days’ sales outstanding as an activity measure which places emphasis and focus on accounts receivable, but the measure used by us is not defined under U.S. generally accepted accounting principles, and similarly titled measures may not be computed the same by other companies. Other changes in working capital accounts included a decrease in prepaid and other current assets of $135,000; an increase of $740,000 in accounts payable due to increased operating costs and general timing of payments to vendors; and an increase of $1.9 million related to accruals for bonuses and royalty payments.

During 2004, cash provided by operations was $7.6 million, which consisted of an increase of $1.8 million in working capital accounts and $5.8 million in cash flow from other operating activities. The increase in accounts receivable was due to our significant overall revenue increase in the fourth quarter of 2004 versus the same period in 2003. The increase in deferred revenue was due to the increase in maintenance and services on a year-over-year basis and an overall increase in customer base to which these services are sold. The increase in accrued expenses and other current liabilities was primarily due to an overall increase in operations and the general timing of cash disbursements in the fourth quarter of 2004. Cash flows from other operating activities in 2004 consisted primarily of non-cash expenses related to the amortization from identified intangibles and an in-process research and development charge related to the February 2004 HInnovation acquisition, an increased provision for doubtful accounts related to the establishment of reserves for specific customer accounts, depreciation and amortization of property and equipment, and a tax benefit related to the exercise of stock options. Days’ sales outstanding as of December 31, 2004 increased to 82 days compared to 65 days as of December 31, 2003.

Cash provided by operations was $4.4 million in 2003, which consisted of an increase in working capital accounts of $760,000 in 2003 and cash flow from other operating activities of $3.6 million in 2003.

Investing activities

We used $21.7 million, $15.7 million and $3.4 million of cash in investing activities in 2005, 2004 and 2003, respectively.

We used $4.3 million, $1.6 million and $1.9 million for purchases of property and equipment in 2005, 2004 and 2003, respectively. The purchases for all periods were principally to upgrade computer equipment and to purchase computer equipment for new personnel. In addition, we purchased furniture and fixtures and leasehold improvements related to our move to our Minnetonka headquarters in the first quarter of 2005 and expansions of our former facilities in 2004 and 2003. We anticipate that we will continue to purchase property and equipment necessary in the normal course of business. The amount and timing of these purchases and the related cash outflows in future periods are difficult to predict and depend on a number of factors, including the hiring of employees and the rate of change of computer hardware.

We used $38.8 million, $30.4 million and $6.8 million to purchase investments in marketable securities during 2005, 2004 and 2003, respectively. We realized $21.4 million, $22.5 million and $5.2 million of proceeds from sales of marketable securities during 2005, 2004 and 2003, respectively. The marketable securities consist of U.S. government obligations, U.S. government agency obligations, corporate commercial obligations and certificates of deposits.

During the first quarter of 2004, the Company completed the acquisition of HInnovation, Inc. in accordance with the terms and conditions of an Acquisition Agreement and Plan of Reorganization dated as of January 8, 2004, using $6.1 million of cash. See Note 3 to the Consolidated Financial Statements for additional information on the acquisition.

Financing activities

Cash provided by financing activities totaled $4.7 million, $2.2 million, and $21.1 million for 2005, 2004 and 2003, respectively. The cash provided by financing activities in 2005 and 2004 resulted primarily from the exercise of stock options granted under our stock plans and upon the exercise of warrants. Of the cash provided by financing activities during 2003, $19.0 million consisted of net proceeds, after deducting offering costs of $1.3 million, from our private placement in June 2003 of 1.5 million shares of common stock at $13.50 per share. A registration statement covering the resale of these shares was declared effective on September 29, 2003 by the Securities and Exchange Commission. Effective March 1, 2006, we de-registered the resale of these shares not already sold.

We have never paid or declared any cash dividends and do not intend to pay dividends in the near future.

The following summarizes our contractual obligations, including purchase commitments, at December 31, 2005 and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Total	1 Year or Less	1 to 3 Years	3 to 5 Years	More than 5 Years

Operating leases (1)	$4,279,000	$511,000	$1,423,000	$1,504,000	$841,000

(1)          We currently lease our office facilities in Minnetonka, Minnesota under a lease that expires in January 2012. In March 2004, we signed a non-cancelable operating lease for this new office space. The new lease term started in February 2005 and expires in January 2012. Under the terms of the new lease, the lessor for the Minnetonka office began making the minimum lease payments for our former facilities located in Plymouth, Minnesota in February 2005. As part of the new lease, we are also required to pay a portion of the lessor’s operating costs for the new facilities. The minimum lease payments listed include both the Plymouth and Minnetonka office locations. See Note 5 to the Consolidated Financial Statements for additional information on the new lease.

Off-balance-sheet arrangements

We did not have any off-balance sheet arrangements as of December 31, 2005 or 2004.

Contingent consideration related to acquisition

We have a contingent consideration agreement related to our acquisition of HInnovation, Inc. in February 2004. The maximum potential contingent consideration was initially $6.0 million. No contingent consideration has been earned, and, as of December 31, 2005, the potential maximum contingent consideration is $1.5 million, which consists solely of cash.

The remaining milestone upon which contingent consideration may be earned is related to porting our base software to HInnovation’s Web-based platform and the commercial launch thereof. A second milestone, based upon achieving certain revenue targets for the HInnovation products by March 2005, was not met and expired. A third milestone, based on the licensing of products based on patents held by HInnovation by February 2006, was not met and expired. Any contingent payments made by us will result in an equivalent increase in goodwill.

Agreement with R2 Technology, Inc.

In the fourth quarter of 2005, we recorded a $410,000 loss on contract relating to our agreement with R2 Technology, Inc. See “Critical accounting policies and estimates – Agreement with R2 Technology, Inc.” for further discussion. As of December 31, 2005, the remaining potential aggregate Applicable Minimums range from a minimum of approximately $414,000 to a maximum of approximately $4.1 million.

Other purchase commitments

We had no significant outstanding purchase orders as of December, 31 2005. We have entered into a number of technology licensing agreements that provide for the payment of royalties when we sell Vitrea. Except for the R2 purchase commitment described above, we are not obligated for any minimum payments under such agreements.

Other matters

If our operations progress as anticipated, of which there can be no assurance, we believe that our cash and cash equivalents on hand and generated from operations should be sufficient to satisfy our cash requirements, including commitments, for at least the next 12 months. The timing of our future capital requirements, however, will depend on a number of factors, including the ability and willingness of physicians to use advanced visualization and analysis software in clinical analysis, surgical planning, patient screening and other analysis and treatment protocols; our ability to successfully market our products; our ability to differentiate our volume rendering software from competing products employing surface rendering or other technologies; our ability to build and maintain an effective sales and distribution channel; the impact of competition in the medical visualization business; our ability to obtain any necessary regulatory approvals; and our ability to enhance existing products and develop new products on a timely basis. To the extent that our operations do not progress as anticipated, additional capital may be required. There can be no assurance that any required additional capital will be available on acceptable terms or at all, and the failure to obtain any such capital would have a material adverse effect on the business.

Foreign currency transactions

Substantially all of our foreign transactions are negotiated, invoiced and paid in U.S. dollars.

Inflation

We believe inflation has not had a material effect on our operations or financial condition.

Recent accounting pronouncement

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment.” SFAS No. 123R supersedes APB Opinion No. 25, which requires recognition of an expense when goods or services are provided. SFAS No. 123R requires the determination of the fair value of the share-based compensation at the grant date and the recognition of the related expense over the period in which the share-based compensation vests. SFAS No. 123R permits a prospective or two modified versions of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by the original SFAS No. 123. In April 2005, the SEC adopted a new rule that amends the compliance dates for SFAS No. 123R. We are required to adopt the provisions of SFAS No. 123R effective January 1, 2006, at which time we will begin recognizing an expense for unvested share-based compensation that has been issued or will be issued after that date. We have determined that we will adopt SFAS No. 123R using the modified prospective application method under which we will apply SFAS No. 123R to new awards granted after the adoption of SFAS No. 123R and any portion of existing awards that were granted after December 15, 1994 and have not vested by the date we adopt SFAS No. 123R. We expect the impact of the adoption of SFAS No. 123R to be material to our consolidated financial statements. We estimate that equity-based compensation charges in 2006 will be approximately $4.1 million to $5.0 million after tax, depending on the stock price when new options are granted and the volume and timing of incentive stock option exercises, all of which are difficult to predict. These factors can also affect our effective tax rate. Future stock-based compensation will differ from pro forma amounts (see Note 2 schedule labeled “Stock-based compensation”).

Item 7A.                          Quantitative and Qualitative Disclosures about Market Risk

Market risk refers to the risk that a change in the level of one or more market prices, interest rates, indices, volatilities, correlations or other market factors such as liquidity will result in losses for a certain financial instrument or group of financial instruments. We do not hold or issue financial instruments for trading purposes, and we do not enter into forward financial instruments to manage and reduce the impact of changes in foreign currency rates because, as disclosed above, substantially all of our foreign transactions are negotiated, invoiced and paid in U.S. dollars. Based on the controls in place and the relative size of the financial instruments entered into, we believe the risks associated with not using these instruments would not have a material adverse effect on our consolidated financial position or results of operations.

In addition, we do not engage in speculative transactions and do not use derivative instruments or engage in hedging activities. See the Notes to the Consolidated Financial Statements for a description of our accounting policies and other information related to these financial instruments.

In the normal course of business, we are exposed to market risks, including changes in interest rates and price changes, that could affect our operating results. As of December 31, 2005, fluctuations in interest rates, exchange rates and price changes would not have had a material effect on our financial position or operating results.

Interest rate risk

We place our cash, cash equivalents and marketable securities, which generally have a term of less than one year, with a high-quality financial institution and have investment guidelines relative to diversification and maturities designed to maintain safety and liquidity. As of December 31, 2005, we had cash, cash equivalents and marketable securities totaling $49.8 million. If, during 2005, average short-term interest rates decreased by 1.0% from 2005 average rates, based on our quarterly average balance of cash, cash equivalents and marketable securities, our projected interest income from short-term investments would have decreased by approximately $425,000.

Foreign currency risk

Substantially all of our foreign transactions are negotiated, invoiced and paid in U.S. dollars. Therefore, fluctuations in the value of the dollar as compared to other foreign currencies have not had an effect on our results of operations or financial condition.

Item 8.                                   Financial Statements and Supplementary Data

Our financial statements, supplemental schedule and Report of Independent Registered Public Accounting Firm thereon, all of which are included in this Annual Report on Form 10-K, are listed in Item 15(a)(1) of this Form 10-K.

Item 9.                                   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.                          Controls and Procedures

Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (“Exchange Act”), are recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2005.

We maintain a disclosure committee to assist our Chief Executive Officer and Chief Financial Officer in performing the evaluation discussed above. The members of this committee include certain of our executive officers, senior members of our finance and accounting staff, our general counsel and our outside legal counsel.

Management’s report on internal control over financial reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2005 based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of this evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2005.

Our assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered accounting firm, as stated in their report which is included in Item 15(a)(1) of this Annual Report on Form 10-K.

Changes in internal control over financial reporting

As disclosed in our Amendment No. 2 on Form 10-K/A filed on May 4, 2005, we reported that as of December 31, 2004, we had material weaknesses in internal control related to (i) the accuracy and completeness of maintenance and services revenues and deferred revenues; (ii) verifying the existence of property and equipment; and (iii) the period-end financial reporting process. As of December 31, 2005, we have concluded that we have eliminated the material weaknesses. Specifically, we have taken the following remedial actions:

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

In addition, over the past six fiscal quarters, we have added a number of additional personnel to our finance and accounting staff. The additional personnel include a new Chief Operating Officer/Chief Financial Officer, a new Senior Director of Finance, a new Controller, a new Manager of Financial Reporting and a Senior Staff Accountant, all of whom have strong public accounting and/or public company experience.

The changes in our internal control over financial reporting during our fiscal quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, are described above.

Item 9B.                          Other Information

None.

Part III

Certain information required by Part III is omitted from this Annual Report on Form 10-K because we will file a definitive Proxy Statement relating to our 2006 Annual Meeting of Stockholders pursuant to Schedule 14A (the “Proxy Statement”) not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information included therein is incorporated herein by reference as indicated below.

Item 10.                            Directors and Executive Officers of Registrant

The information required by this Item 10 will be included under the captions “Election of Directors” and “Information Concerning Directors, Nominees and Executive Officers” in our 2006 Proxy Statement. Information concerning the compliance of our officers, directors and 10% shareholders with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the information to be contained in the 2006 Proxy Statement under the caption “Information Concerning Directors Nominees and Executive Officers – Section 16(a) Beneficial Ownership Reporting Compliance.”  The information regarding Audit Committee members and “audit committee financial experts” is incorporated by reference to the information to be contained in the 2006 Proxy Statement under the caption “Information Concerning Directors Nominees and Executive Officers – Board Committees.”  The information regarding our Code of Business Ethics is incorporated by reference to the information to be contained in the 2006 Proxy Statement under the heading “Information Concerning Directors Nominees and Executive Officers – Code of Business Conduct and Ethics.”

Item 11.                            Executive Compensation

The information under the captions “Information Concerning Directors Nominees and Executive Officers – Executive Compensation” and “Information Concerning Directors Nominees and Executive Officers – Director Compensation” to be contained in the 2006 Proxy Statement is incorporated herein by reference.

Item 12.                            Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information under the captions “Beneficial Ownership of Common Stock” and “Information Concerning Directors, Nominees and Executive Officers – Securities Authorized for Issuers Under Equity Compensation Plans” to be contained in the 2006 Proxy Statement is incorporated herein by reference.

Item 13.                            Certain Relationships and Related Transactions

Not applicable.

Item 14.                            Principal Accountant Fees and Services

The information under the caption “Ratification of Appointment of PricewaterhouseCoopers LLP as Independent Registered Public Accounting Firm” to be contained in the 2006 Proxy Statement is incorporated herein by reference.

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

(b)     Exhibits

Included in Item 15(a)(3) above.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Minneapolis, Minnesota, on the 16th day of March, 2006.

Vital Images, Inc.

By:	/s/Michael H. Carrel
Michael H. Carrel
Chief Operating Officer and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/Jay D. Miller	President, Chief Executive Officer and Director	March 16, 2006
Jay D. Miller	(Principal Executive Officer)

/s/Michael H. Carrel	Chief Operating Officer and Chief Financial Officer	March 16, 2006
Michael H. Carrel	Treasurer and Secretary
(Principal Financial Officer and Principal Accounting Officer)

/s/Douglas M. Pihl	Chairman of the Board and Director	March 16, 2006
Douglas M. Pihl

/s/Vincent J. Argiro	Chief Technology Officer, Founder and Director	March 16, 2006
Vincent J. Argiro

/s/James B. Hickey, Jr.	Director	March 16, 2006
James B. Hickey, Jr.

/s/Richard W. Perkins	Director	March 16, 2006
Richard W. Perkins

/s/Michael W. Vannier	Director	March 16, 2006
Michael W. Vannier

/s/Sven A. Wehrwein	Director	March 16, 2006
Sven A. Wehrwein

/s/Gregory J. Peet	Director	March 16, 2006
Gregory J. Peet

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Vital Images, Inc.:

We have completed integrated audits of Vital Images Inc.’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Vital Images, Inc. and its subsidiary at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s report on internal control over financial reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

Minneapolis, Minnesota

March 15, 2006

Vital Images, Inc.
Consolidated Balance Sheets

	December 31,
	2005	2004

Assets
Current assets:
Cash and cash equivalents	$20,844,640	$24,119,157
Marketable securities	28,965,329	11,546,140
Accounts receivable, net	14,330,087	8,090,359
Deferred income taxes	717,000	600,000
Prepaid expenses and other current assets	1,227,586	1,092,495
Total current assets	66,084,642	45,448,151
Property and equipment, net	5,361,319	3,222,367
Deferred income taxes	8,949,000	8,454,000
Licensed technology, net	210,000	330,000
Other intangible assets, net	4,493,000	5,777,000
Goodwill	6,052,744	6,052,744
Total assets	$91,150,705	$69,284,262

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,639,608	$1,892,657
Accrued compensation	3,687,866	3,175,354
Accrued royalties	1,347,660	573,985
Other current liabilities	1,575,215	673,131
Deferred revenue	11,230,578	8,136,844
Total current liabilities	20,480,927	14,451,971
Deferred revenue	645,230	277,568
Deferred rent	1,235,051	—
Total liabilities	22,361,208	14,729,539

Commitments and contingencies (Notes 3 and 5)

Stockholders’ equity:
Preferred stock: $0.01 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock: $0.01 par value; 20,000,000 shares authorized; 12,847,744 issued and outstanding as of December 31, 2005; and 12,007,160 issued and outstanding as of December 31, 2004	128,478	120,072
Additional paid-in capital	75,918,201	65,813,282
Deferred stock-based compensation	(1,707,013)	—
Accumulated deficit	(5,530,236)	(11,330,766)
Accumulated other comprehensive loss	(19,933)	(47,865)
Total stockholders’ equity	68,789,497	54,554,723
Total liabilities and stockholders’ equity	$91,150,705	$69,284,262

The accompanying notes are an integral part of the consolidated financial statements.

Vital Images, Inc.
Consolidated Statements of Operations

	For the Year Ended December 31,
	2005	2004	2003

Revenue:
License fees	$35,227,630	$24,054,251	$18,388,794
Maintenance and services	14,324,034	9,524,791	6,844,470
Hardware	2,165,375	2,543,005	2,066,454
Total revenue	51,717,039	36,122,047	27,299,718

Cost of revenue:
License fees	4,681,457	3,993,982	1,818,353
Maintenance and services	5,559,407	4,660,433	3,773,794
Hardware	1,319,011	1,792,666	1,478,914
Total cost of revenue	11,559,875	10,447,081	7,071,061

Gross profit	40,157,164	25,674,966	20,228,657

Operating expenses:
Sales and marketing	16,931,854	12,204,574	9,317,766
Research and development	8,148,071	6,329,190	5,168,695
General and administrative	7,019,180	5,626,719	3,806,914
Loss on operating lease	493,000	—	—
Acquired in-process research and development	—	1,000,000	—
Total operating expenses	32,592,105	25,160,483	18,293,375

Operating income	7,565,059	514,483	1,935,282

Interest income	1,066,471	368,080	213,859
Income before income taxes	8,631,530	882,563	2,149,141

Provision (benefit) for income taxes, net	2,831,000	587,000	(6,313,000)
Net income	$5,800,530	$295,563	$8,462,141

Net income per share - basic	$0.47	$0.03	$0.83

Weighted average common shares outstanding - basic	12,378,815	11,632,351	10,189,114

Net income per share - diluted	$0.44	$0.02	$0.71

Weighted average common shares outstanding - diluted	13,283,441	12,535,670	11,848,268

The accompanying notes are an integral part of the consolidated financial statements.

Vital Images, Inc.
Consolidated Statements of Stockholders’ Equity and Comprehensive Income

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-In	Deferred	Accumulated	Comprehensive	Stockholders’	Comprehensive
	Shares	Amount	Capital	Compensation	Deficit	Loss	Equity	Income

Balances as of December 31, 2002	8,987,009	$89,870	$31,719,371	$—	$(20,088,470)	$—	$11,720,771

Issuance of common stock upon exercise of stock options	559,006	5,590	1,690,005				1,695,595
Tax benefit related to exercise of stock options			3,189,000				3,189,000
Issuance of common stock under employee stock purchase plan	12,995	130	150,437				150,567
Issuance of common stock upon exercise of stock warrants	81,370	814	246,777				247,591
Issuance of common stock in connection with private placement, net of offering costs	1,500,000	15,000	18,975,515				18,990,515
Stock-based compensation			137,485				137,485
Net income					8,462,141		8,462,141	$8,462,141
Balances as of December 31, 2003	11,140,380	111,404	56,108,590	—	(11,626,329)	—	44,593,665	$8,462,141

Issuance of common stock upon exercise of stock options	456,380	4,564	1,967,064				1,971,628
Tax benefit related to exercise of stock options			1,430,000				1,430,000
Issuance of common stock under employee stock purchase plan	18,344	183	171,648				171,831
Issuance of common stock upon exercise of stock warrants	15,794	158	18,682				18,840
Stock-based compensation			11,507				11,507
Acquistion of HInnovation	376,262	3,763	6,105,791				6,109,554
Unrealized loss on investments						(47,865)	(47,865)	$(47,865)
Net income					295,563		295,563	295,563
Balances as of December 31, 2004	12,007,160	120,072	65,813,282	—	(11,330,766)	(47,865)	54,554,723	$247,698

Issuance of common stock upon exercise of stock options	711,288	7,113	4,495,581				4,502,694
Tax benefit related to exercise of stock options			3,359,000				3,359,000
Issuance of common stock under employee stock purchase plan	14,526	145	209,738				209,883
Grant of restricted stock to employees, net	114,770	1,148	2,019,461	(2,020,609)			—
Stock-based compensation			21,139	313,596			334,735
Change in unrealized loss on investments, net of tax						27,932	27,932	$27,932
Net income					5,800,530		5,800,530	5,800,530
Balances as of December 31, 2005	12,847,744	$128,478	$75,918,201	$(1,707,013)	$(5,530,236)	$(19,933)	$68,789,497	$5,828,462

The accompanying notes are an integral part of the consolidated financial statements.

Vital Images, Inc.

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2005	2004	2003

Cash flows from operating activities:
Net income	$5,800,530	$295,563	$8,462,141
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	2,143,459	1,569,390	1,220,468
Amortization of identified intangible assets	1,404,000	1,243,000	120,000
Acquired in-process research and development	—	1,000,000	—
Provision for (recovery of) doubtful accounts, net	(159,395)	626,800	46,000
Deferred income taxes	(600,000)	(878,000)	(9,581,000)
Tax benefit from stock option transactions	3,359,000	1,430,000	3,189,000
Amortization of discount and accretion of premium on marketable securities	24,181	463,192	—
Employee stock-based compensation	313,596
Non-employee stock-based compensation	21,139	11,507	137,485
Loss on operating lease	493,000	—	—
Amortization of deferred rent	(163,123)	—	—
Changes in operating assets and liabilities, net of effect from acquisition:
Accounts receivable	(6,080,333)	(3,839,283)	47,203
Prepaid expenses and other assets	(135,091)	(168,864)	(422,212)
Accounts payable	739,653	301,200	499,981
Accrued and other liabilities	1,913,091	1,892,334	(63,204)
Deferred revenue	3,461,396	3,611,889	698,527
Deferred rent	1,180,354	—	—
Net cash provided by operating activities	13,715,457	7,558,728	4,354,389

Cash flows from investing activities:
Purchases of property and equipment	(4,275,113)	(1,626,777)	(1,879,117)
Purchases of marketable securities	(38,844,438)	(30,433,525)	(6,775,592)
Sales of marketable securities	21,417,000	22,454,915	5,205,118
Acquisition of HInnovation, Inc., net of cash acquired	—	(6,108,096)	—
Net cash used in investing activities	(21,702,551)	(15,713,483)	(3,449,591)

Cash flows from financing activities:
Proceeds from sale of common stock under stock plans	4,712,577	2,143,459	1,846,162
Proceeds from sale of common stock under stock warrants	—	18,840	247,591
Proceeds from sale of common stock, net of offering costs	—	—	18,990,515
Net cash provided by financing activities	4,712,577	2,162,299	21,084,268

Net (decrease) increase in cash and cash equivalents	(3,274,517)	(5,992,456)	21,989,066

Cash and cash equivalents, beginning of year	24,119,157	30,111,613	8,122,547
Cash and cash equivalents, end of year	$20,844,640	$24,119,157	$30,111,613

Supplemental cash flow information:
Purchases of property and equipment with accounts payable	$308,053	$300,755	$227,755
Non-cash investing and financing activities:
Common stock issued for acquisition of HInnovation, Inc.	$—	$6,109,554	$—

The accompanying notes are an integral part of the consolidated financial statements.

Vital Images, Inc.

Notes to Consolidated Financial Statements

1.              Business description

Vital Images, Inc. (the “Company”) develops, markets and supports enterprise-wide advanced visualization software for use primarily in clinical analysis and therapy planning. The Company’s software applies proprietary computer graphics and image processing technologies to a wide variety of data supplied by computed tomography (“CT”), magnetic resonance (“MR”) and positron emission tomography (“PET”) scanners. The Company’s products allow clinicians to create 2D, 3D and 4D views of human anatomy and to non-invasively navigate within these images to better visualize and understand internal structures and pathologies. The Company believes that its high-speed visualization technology and customized protocols cost-effectively bring 3D visualization and analysis into the routine, day-to-day practice of medicine.

The Company views its operations and manages its business as one reportable segment – the development and marketing of software and related services for enterprise-wide advanced visualization and analysis solutions for use by medical professionals in clinical analysis and therapy planning. Factors used to identify the Company’s single operating segment include the financial information available for evaluation by the chief operating decision maker in making decisions about how to allocate resources and assess performance. The Company markets its products and services through a direct sales force and independent distributors in the United States and international markets.

The Company is subject to risks and uncertainties, including dependence on information technology spending by customers, well-established competitors, concentration of clients in a limited number of industries, fluctuations of quarterly results, a lengthy and variable sales cycle, dependence on principal products and third-party technology, rapid technological change, its ability to develop products that gain market acceptance and international expansion.

2.              Summary of significant accounting policies

Basis of presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, HInnovation, Inc. All intercompany accounts and transactions have been eliminated.

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

Fair value of financial instruments

The Company’s financial instruments consist primarily of cash, cash equivalents, and marketable securities, for which the current carrying amounts approximate fair market values.

Cash and cash equivalents

Cash and cash equivalents consist of cash and temporary investments with maturities of 90 days or less when purchased. The carrying amount of cash equivalents approximates fair value due to the short maturity of these instruments.

Marketable securities

Management determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation as of each balance sheet date. Currently, all marketable securities held by the Company are classified as available-for-sale. Available-for-sale securities are carried at fair value as determined by quoted market prices, with unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. If an unrealized loss for any investment is considered to be other-than-temporary, the loss will be recognized in the consolidated statements of operations in the period the determination is made. The cost basis of securities sold is determined using the specific identification method. The cost of marketable securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is included in interest income. Interest and dividends on securities classified as available-for-sale are included in interest income. As of December 31, 2005, all investments mature within one year.

As of December 31, 2005 and 2004, the Company’s marketable securities were as follows:

	December 31, 2005			December 31, 2004
	Cost	Aggregate	Net Unrealized	Cost	Aggregate	Net Unrealized
	Basis	Fair Value	Losses	Basis	Fair Value	Losses
Corporate debt	$27,998,057	$27,970,349	$(27,708)	$10,596,591	$10,553,290	$(43,301)
Certificates of deposit	999,401	994,980	(4,421)	997,414	992,850	(4,564)
	$28,997,458	$28,965,329	$(32,129)	$11,594,005	$11,546,140	$(47,865)

Accounts receivable and allowance for doubtful accounts

Accounts receivable are initially recorded at a selling price, which approximates fair value upon the sale of goods or services to customers. The Company maintains an allowance for doubtful accounts to reflect accounts receivable at net realizable value. In judging the adequacy of the allowance for doubtful accounts, the Company considers multiple factors, including historical bad debt experience, the general economic environment, the need for specific client reserves and the aging of the Company’s receivables. This provision is included in general and administrative expense in the consolidated statements of operations. A considerable amount of judgment is required in assessing these factors. If the factors utilized in determining the allowance do not reflect future performance, then a change in the allowance for doubtful accounts would be necessary in the period such determination has been made, which would impact future results of operations.

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

Goodwill

The Company accounts for goodwill in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are reviewed for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. The Company operates as one reporting unit and therefore compares the book value to the market value (market capitalization plus a control premium). If the market value exceeds the book value, goodwill is considered not impaired, and thus the second step of the impairment test is not necessary. If the Company’s book value exceeds the market value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test, used to measure the amount of impairment loss, compares the implied fair value of the goodwill with the book value of the goodwill. If the carrying value of the goodwill exceeds the implied fair value of the goodwill, an impairment loss would be recognized in an amount equal to the excess. Any loss recognized cannot exceed the carrying amount of goodwill. After a goodwill impairment loss is recognized, the adjusted carrying amount of goodwill is its new accounting basis. Subsequent reversal of a previously recognized goodwill impairment loss is prohibited once the measurement of that loss is completed. The Company completed the annual goodwill impairment assessment as of December 31, 2005, in which no impairment was recorded.

Revenue recognition

The Company recognizes revenue in accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended by SOP 98-4 and SOP 98-9, as well as Technical Practice Aids issued from time to time by the AICPA, and SEC Staff Accounting Bulletin No. 104. The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement, the product has been shipped or the services have been provided to the customer, the sales price is fixed or determinable, and collectability is probable. Provided all other revenue recognition criteria are met, license revenue from Resellers is recognized on a sell-in or sell-through basis depending on the arrangement with the Reseller. The Company recognizes revenue from Resellers on a sell-in basis provided the Reseller i) assumes all risk of the purchase, ii) has the ability and obligation to pay regardless of receiving payment from the end user, and iii) has a history of timely payments.

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

The Company licenses its software and sells products and services to end-users and also indirectly through original equipment manufacturers (“OEMs”) and independent distributors (collectively, “Resellers”). Terms offered by the Company do not generally differ based on whether the customer is an OEM, an end-user or a Reseller. The Company generally offers terms that require payment within 30 to 90 days after product delivery. In rare situations where the Company offers terms that require payment beyond 90 days after product delivery, revenue is deferred until the payment becomes due. The Company does not generally offer rights of return, acceptance clauses or price protection to its customers. In rare situations where the Company provides rights of return or acceptance clauses, revenue is deferred until the clause expires. The Company evaluates the credit worthiness of all customers. In circumstances in which  the Company does not have experience selling to a customer and lacks adequate credit information to conclude that collection is probable, revenue is deferred until the arrangement fees are collected and all other revenue recognition criteria in the arrangement have been met. Additionally:

•                  Software and Hardware – Revenue from license fees and hardware is recognized when shipment of the product has occurred, no significant Company obligations with regard to implementation remain and the Company’s services are not considered essential to the functionality of other elements of the arrangement.

•                  Services – Revenue from maintenance and support arrangements is deferred and recognized ratably over the term of the maintenance and support arrangements. Revenue from training, installation and consulting services is recognized as the services are provided to customers.

•                  Multiple-Element Arrangements – The Company enters into arrangements with customers that include a combination of software products, system hardware, specified upgrades, maintenance and support, or installation and training services. For such arrangements, the Company recognizes revenue using the residual value method. The Company allocates the total arrangement fee among the various elements of the arrangement based on the relative fair value of each of the undelivered elements determined by vendor-specific objective evidence. The fair value of maintenance and support services is based upon the renewal rate for continued service arrangements. The fair value of installation and training services is established based upon sold separately pricing for the services. In software arrangements for which the Company does not have vendor-specific objective evidence of fair value for all elements, revenue is deferred until the earlier of when vendor-specific objective evidence is determined for the undelivered elements (residual method) or when all elements for which the Company does not have vendor-specific objective evidence of fair value have been delivered.

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

The Company has adopted the disclosure-only provisions of SFAS No. 123. For purposes of the pro forma disclosures below, the estimated fair value of the options and restricted stock is amortized to expense over the vesting period. Shares used in the pro forma diluted earnings per share computation use the calculation methodology prescribed by SFAS No. 123, which is different from the shares used for the reported diluted earnings per share computation. Had compensation cost for the Company’s stock options and restricted stock awards been recognized based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company’s net income would have been adjusted to the pro forma amounts indicated below:

	For the Year Ended December 31,
	2005	2004	2003

Net income, as reported	$5,800,530	$295,563	$8,462,141

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	199,133	—	—

Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(2,077,953)	(2,155,282)	(1,387,174)

Pro forma net income (loss)	$3,921,710	$(1,859,719)	$7,074,967

Net income (loss) per share - basic
As reported	$0.47	$0.03	$0.83
Pro forma	$0.32	$(0.16)	$0.69

Net income (loss) per share - diluted
As reported	$0.44	$0.02	$0.71
Pro forma	$0.30	$(0.16)	$0.62

The pro forma effects on net income for 2005, 2004 and 2003 are not representative of the pro forma effect that will occur on net income in future periods (see Note 2 schedule labeled “New accounting pronouncement”).

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

Computation of net income per share

Basic earnings per share is computed using net income and the weighted average number of common shares outstanding. Diluted earnings per share reflect the weighted average number of common shares outstanding plus any potentially dilutive shares outstanding during the period. Potentially dilutive shares consist of shares issuable upon the exercise of stock options and warrants, as well as unvested restricted stock.

The computations for basic and diluted net income per share are as follows:

	For the Year Ended December 31,
	2005	2004	2003
Numerator:
Net income	$5,800,530	$295,563	$8,462,141

Denominator:
Denominator for weighted average common shares outstanding – basic	12,378,815	11,632,351	10,189,114

Dilution associated with common stock warrants	—	5,402	59,389

Dilution associated with the company’s stock based compensation plans	904,626	897,917	1,599,765

Denominator:
Denominator for weighted average common shares outstanding – diluted	13,283,441	12,535,670	11,848,268

Net income per share – basic	$0.47	$0.03	$0.83
Net income per share – diluted	$0.44	$0.02	$0.71

Aggregates of 230,000, 545,000, and 172,000 shares of restricted stock and options to purchase shares of common stock were excluded from the computations of diluted earnings per share for the years ended December 31, 2005, 2004 and 2003, respectively, because they were anti-dilutive.

Comprehensive income

Comprehensive income as defined by SFAS No. 130, “Reporting Comprehensive Income,” includes net income and items defined as other comprehensive income. SFAS No. 130 requires that items defined as other comprehensive income, such as foreign currency translation adjustments and unrealized gains and losses on certain marketable securities, be separately classified in the financial statements. Such items are reported in the consolidated statements of stockholders’ equity as comprehensive income.

New accounting pronouncement

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment.” SFAS No. 123R supersedes APB Opinion No. 25, which requires recognition of an expense when goods or services are provided. SFAS No. 123R requires the determination of the fair value of the share-based compensation at the grant date and the recognition of the related expense over the period in which the share-based compensation vests. SFAS No. 123R permits a prospective or two modified versions of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by the original SFAS No. 123. In April 2005, the Securities and Exchange Commission adopted a new rule that amends the compliance dates for SFAS No. 123R. The Company is required to adopt the provisions of SFAS No. 123R effective January 1, 2006, at which time the Company will begin recognizing an expense for unvested share-based compensation that has been issued or will be issued after that date. The Company has determined that it will adopt SFAS No. 123R using the modified prospective application method under which the Company will apply SFAS No. 123R to new awards granted after the adoption of SFAS No. 123R and any portion of existing awards that were granted after December 15, 1994 and have not vested by the date the Company adopts SFAS No. 123R. The Company expects the impact of the adoption of SFAS No. 123R to be material to its consolidated financial statements. The Company estimates that equity-based compensation charges in 2006 will be approximately $4.1 million to $5.0 million after tax, depending on the stock price when new options are granted and the volume and timing of incentive stock option exercises, all of which are difficult to predict. These factors also affect the Company’s effective tax rate. Future stock-based compensation will differ from pro forma amounts (see Note 2 schedule labeled “Stock-based compensation”).

3.              Acquisition

The following acquisition was accounted for under the purchase method of accounting under SFAS No. 141, “Business Combinations,” and accordingly, the assets and liabilities acquired were recorded at their estimated fair values at the effective date of the acquisition, and the results of operations have been included in the consolidated statements of operations since the acquisition date. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill recorded as a result of the acquisition is subject to an annual impairment test.

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

The total purchase price of the HInnovation acquisition was approximately $12.6 million. The Company acquired all of the outstanding common stock of HInnovation in exchange for $5.8 million in cash paid and 376,262 newly issued shares of common stock issued to the stockholders of HInnovation. The common stock was valued at $6.1 million for accounting purposes. Vital Images’ stock was valued at $16.2375 per share, which was equal to the average of the closing sale prices of one share of Vital Images’ stock as reported on the Nasdaq National Market (now known as the Nasdaq Global Market) for the two consecutive trading days occurring before the first public announcement of the signing of the Acquisition Agreement and the two consecutive trading days occurring immediately after such public announcement date. The Company incurred $360,000 in direct costs of the acquisition and assumed $382,000 of liabilities. The Company did not assume any stock options or warrants.

The Company has a contingent consideration agreement related to the acquisition. The maximum potential contingent consideration was initially $6.0 million. No contingent consideration has been earned, and as of December 31, 2005, the remaining potential maximum contingent consideration was $1.5 million in cash, which may be earned upon porting the Company’s base software to HInnovation’s Web-based platform and the commercial launch thereof. A second milestone, based upon achieving revenue targets for the HInnovation products by March 2005, was not met and expired. A third milestone, based on licensing products based on patents held by HInnovation by February 2006, was not met and expired. Any contingent payments made by the Company will result in an equivalent increase in goodwill.

The purchase price was allocated to the identified assets of HInnovation. A third-party appraisal firm assisted the Company with the valuation of the identified intangible assets. The valuation resulted in the allocation of $6.9 million to identifiable intangible assets, which will be amortized over periods ranging from three to seven years. The valuation also resulted in the identification of $1.0 million of acquired in-process research and development (“IPR&D”) costs, which were immediately expensed on the closing date and represent a non-deductible charge for income tax purposes.

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

•                  The estimated selling, general and administrative expenses were based on a consideration of historical operating expenses as a percentage of revenue and HInnovation’s projected operating expenses.

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

The first phase of the Collaboration Module was released in the third quarter of 2004. The first phase provided basic collaboration between users, allowing one user to present to another user. The second phase of the Collaboration Module provided two-way collaboration between users, allowing both users to interact with the data, and was released in the third quarter of 2005.

The total purchase price is as follows:

Fair value of common stock issued (376,262 shares)	$6,109,554
Cash paid to HInnovation shareholders	5,752,626
Direct acquisition costs	360,259
Liabilities assumed	381,562
$12,604,001

The allocation of the total purchase price is as follows:

Existing software technology, subject to amortization - 5 year life	$3,400,000
Patent and patent applications, subject to amortization - 7 year life	3,000,000
Non-compete/employement agreements, subject to amortization - 3 year life	500,000
Goodwill	6,052,744
In-process research and development costs	1,000,000
Deferred tax liabilities, net	(1,405,000)
Fair value of assets acquired	51,468
Fair value of cash acquired	4,789
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

	For the Year Ended December 31,
	2004	2003

Revenue	$36,150,047	$27,322,218

Net income	$1,172,570	$6,517,277
Net income per share - diluted	$0.09	$0.53

4.              Financial statement components

Allowance for doubtful accounts

The allowance for doubtful accounts activity was as follows:

	For the Year Ended December 31,
	2005	2004	2003

Beginning balance	$767,000	$235,000	$240,000
Provision	43,000	626,800	46,000
Write-offs	(287,185)	(94,800)	(51,000)
Recoveries	(202,395)	—	—
Ending balance	$320,420	$767,000	$235,000

The recovery in 2005 was due to the payment of a receivable for which the Company had previously established a specific allowance.

Property and equipment, net

The components of property and equipment were as follows:

	December 31,
	2005	2004

Equipment	$7,496,476	$5,247,471
Furniture and fixtures	2,172,969	1,516,497
Computer software	1,104,836	765,870
Leasehold improvements	1,311,892	273,924
Total property and equipment	12,086,173	7,803,762
Less accumulated depreciation and amortization	(6,724,854)	(4,581,395)
Property and equipment, net	$5,361,319	$3,222,367

Depreciation expense was $2.1 million, $1.6 million and $1.2 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Licensed technology, net

In July 2001, the Company entered into an agreement to license technology from a third party. The Company paid an aggregate of $750,000 to the licensor in 2001. The Company recorded this $750,000 purchase as licensed technology and is amortizing it over the estimated useful life of the technology of 75 months. This amortization expense is reported as cost of revenue for license fees. As part of this agreement, the Company is also obligated to pay the licensor royalties on the sales of certain products as defined in the agreement. During 2005, 2004 and 2003, $1.4 million, $1.0 million and $772,000, respectively, of such royalties were incurred and were reported as cost of revenue for license fees.

	December 31,
	2005	2004
Licensed technology	$750,000	$750,000
Less accumulated amortization	(540,000)	(420,000)
Licensed technology, net	$210,000	$330,000

Amortization expense was $120,000 for each of the years ended December 31, 2005, 2004 and 2003.

Other intangible assets, net

Acquired intangible assets subject to amortization were as follows:

	December 31, 2005			December 31, 2004
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amorization	Net Carrying Value

Existing software technology	$3,400,000	$(1,282,000)	$2,118,000	$3,400,000	$(598,000)	$2,802,000
Patents and patent applications	3,000,000	(810,000)	2,190,000	3,000,000	(378,000)	2,622,000
Non-compete/employment agreements	500,000	(315,000)	185,000	500,000	(147,000)	353,000
Total intangible assets subject to amortization	$6,900,000	$(2,407,000)	$4,493,000	$6,900,000	$(1,123,000)	$5,777,000

Intangible assets subject to amortization are amortized on a straight-line basis over the estimated period of benefit. Amortization expense was $1.3 million and $1.1 million for the years ended December 31, 2005 and 2004, respectively.  The estimated future annual amortization expense for identified intangible assets is as follows:

2006	$1,284,000
2007	1,133,000
2008	1,116,000
2009	498,000
2010	432,000
Thereafter	30,000
$4,493,000

The preceding expected amortization expense is an estimate. Actual amortization expense may differ from estimates due to additional intangible asset acquisitions, impairment of intangible assets, accelerated amortization of intangible assets, and other events.

Goodwill

The changes in the carrying amount of goodwill for the year ended December 31, 2005 are as follows:

Beginning balance	$6,052,744
Goodwill acquired during the year	—
Ending balance	$6,052,744

Deferred revenue

The components of deferred revenue were as follows:

	December 31,
	2005	2004

Maintenance and support	$7,136,577	$4,734,764
Training	3,528,738	2,697,892
Installation	224,550	309,200
Software	592,353	454,108
Hardware and other	393,590	218,448
Total deferred revenue	11,875,808	8,414,412
Less current portion	(11,230,578)	(8,136,844)
Long-term portion of deferred revenue	$645,230	$277,568

5.              Commitments and contingencies

Operating lease commitments

The Company rents office space and certain office equipment under operating leases. In addition to minimum lease payments, the office leases require payment of a proportionate share of real estate taxes and building operating expenses. Total rent expense, including an allocation of the lessor’s operating costs, was $635,000, $715,000 and $678,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

In March 2004, the Company signed a non-cancelable operating lease for a new office facility in Minnetonka, Minnesota. The new lease term started in February 2005 and expires in January 2012. The Company moved into the Minnetonka location and moved out of its Plymouth, Minnesota location in February 2005. The Company’s office facility in Plymouth expired on July 31, 2005 with the exception of a small portion of the space that is under lease until May 31, 2006. Under the terms of the new lease, the Minnetonka lessor will pay the monthly base rent payments and taxes and operating cost rent obligation payments for the Company’s former office facility in Plymouth beginning February 2005.

The Company recorded deferred rent of $1.6 million in the first quarter of 2005 relating to estimated payments by the Minnetonka lessor for the benefit of the Company. Such payments are considered lease incentives under FASB Technical Bulletin (“FTB”) 88-1, “Issues Relating to Accounting for Leases,” and are amortized as a reduction of rent expense over the term of the Minnetonka lease. The deferred rent balance as of December 31, 2005 was $1.4 million, of which $187,000 was classified as current. Payments by the Minnetonka lessor for the benefit of the Company consist of the following:

•                  $405,000 relating to lease payments to be made by the Minnetonka lessor to the Plymouth lessor; under FTB 88-1, such payments must be recorded as a lease loss by the Company in the first quarter of 2005. Additionally, the Company recorded $88,000 of other costs relating to the Plymouth lease, resulting in a total loss on operating lease of $493,000.

•                  $205,000 relating to moving costs reimbursed to the Company by the Minnetonka lessor; moving costs were expensed as incurred during the first quarter of 2005.

•                  $975,000 relating to leasehold improvements paid for by the Minnetonka lessor; under FTB 88-1, such leasehold improvements must be recorded as an asset by the Company and amortized over the shorter of their estimated useful lives or the remaining terms of the related leases.

The minimum lease payments, excluding estimated taxes and operating cost rent obligations, are approximately:

2006	$511,000
2007	695,000
2008	728,000
2009	744,000
2010	760,000
Thereafter	841,000
Total	$4,279,000

Purchase commitments

In April 2005, the Company entered into an agreement with R2 Technology, Inc. (“R2”) to market R2’s lung nodule CAD software product to the Company’s customers. The April 2005 agreement replaced the Company’s November 2002 agreement with R2. Under the April 2005 agreement, all previous commitments were cancelled and replaced with a new commitment which began in the third quarter of 2005. The new commitment provides R2 with certain minimum quarterly revenues (“Applicable Minimums”) from the sale of certain R2 lung CAD related products and services (“R2 Lung CAD Products”) over a 12-quarter period ending June 30, 2008. The Company will receive a commission based on sales of R2 Lung CAD Products to the Company’s customers. This agreement states that to the extent the quarterly Applicable Minimum is not met, the Company will pay R2 the difference between the Applicable Minimum and the actual R2 Lung CAD Product revenue achieved.

The Applicable Minimums for the quarters ending September 30, 2005, December 31, 2005 and March 31, 2006 are $414,000 per quarter. However, beginning in the quarter ending June 30, 2006 and for each subsequent quarter thereafter, the Applicable Minimum will be reduced to the lowest of:

i)                                         the Applicable Minimum in the preceding quarter;

ii)                                      the Applicable Minimum of the preceding quarter multiplied by the percent by which the R2 Lung CAD Product revenue in the preceding quarter fell below that quarter’s Applicable Minimum, up to a maximum decline of twenty-three percent (23%); or

iii)                                   two times the R2 Lung CAD Product revenue generated by R2 during the preceding quarter through all other sales, marketing and distribution channels, excluding R2 Lung CAD Product revenue generated from Customers under the agreement.

If at any time during the remainder of the R2 agreement the Applicable Minimum is less than $414,000 and R2 Lung CAD Product revenue for a quarter exceeds $414,000, the Applicable Minimum for the next quarter will be $414,000. Thereafter, the Applicable Minimums will be subject to the above adjustment. Additionally, at the end of every fourth quarter under the April 2005 R2 agreement, if the aggregate revenue generated under the agreement in the previous four quarters exceeded $1,665,000, the remaining Applicable Minimum per quarter shall be reduced by the amount of excess divided by the number of quarters remaining under the agreement.

The Applicable Minimum for the quarter ended December 31, 2005 was not met by approximately $314,000 and, based on current estimates, management believes it is probable that the estimated aggregate Applicable Minimums will not be met for the quarter ending March 31, 2006. Additionally, management estimates that the Applicable Minimum will be $0 after March 31, 2006, as, based on information available to us, R2 has not generated any R2 Lung CAD Product revenue through any other sales, marketing and distribution channels, other than R2 Lung CAD Product revenue generated from Customers under this agreement. Based on these results and future estimates, the Company recorded a $410,000 net loss to sales and marketing expense in the quarter ended December 31, 2005 relating to this agreement to cover estimated losses through March 31, 2006. The $410,000 net loss is based on the fourth quarter of 2005 shortfall of $314,000 and first quarter of 2006 Applicable Minimum of $414,000 offset by the estimated forecasted revenues of $140,000, by the deferred commission fees on sales as of December 31, 2005 of $142,000 and estimated deferred commission fee on forecasted revenues of $36,000. However, the estimated aggregate Applicable Minimums is a subjective determination, and any changes to estimates and actual results could have an adverse impact on the Company’s financial position and results of operations. As of December 31, 2005, the remaining potential aggregate Applicable Minimums range from a minimum of approximately $414,000 to a maximum of approximately $4.1 million. Any future losses will be recorded under SFAS No. 5, “Accounting for Contingencies,”, which requires the amount to be probable and estimable.

The Company has not recognized any commission revenue relating to this agreement, as it was not considered to be fixed or determinable due to the potential for payments by the Company to R2 relating to the Applicable Minimums.

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

6.              Stockholders’ equity

Background

On October 28, 1996, the Board of Directors of Bio-Vascular, Inc. (“Bio-Vascular”), now known as Synovis Life Technologies, Inc., the former parent of the Company, approved a plan to spin off and establish the Company as an independent, publicly-owned company. On May 12, 1997 (the “Distribution Date”), Bio-Vascular distributed all of the shares of the Company to the shareholders of Bio-Vascular (the “Distribution”), and on that date the Company began operating as an independent public company. All Bio-Vascular shareholders of record as of May 5, 1997 received one share of the Company’s common stock for each two shares of Bio-Vascular stock held on that date and cash in lieu of fractional shares.

Private placement

In June 2003, the Company completed a private placement of 1.5 million shares of common stock at $13.50 per share for total gross proceeds of $20.3 million. After deducting offering costs of $1.3 million, the Company received net proceeds of $19.0 million. A registration statement covering the resale of these shares was declared effective on September 29, 2003 by the Securities and Exchange Commission. Effective March 1, 2006, we de-registered the resale of these shares not already sold.

Stock option plans

In May 1997, Bio-Vascular, as the sole shareholder of the Company, approved and adopted the Vital Images, Inc. 1997 Stock Option and Incentive Plan (the “Stock Option Plan”), which became effective on the Distribution Date. Under the terms of the plan, the Board of Directors may grant options and other stock-based awards to key employees to purchase shares of the Company’s common stock at an option exercise price equal to or greater than 85% of the fair market value on the date of grant. The options are exercisable at such times, in installments or otherwise, as the Board of Directors may determine. Generally, these options have a term of eight years and are exercisable as to 28% of the total grant one year after the date of grant and 2% per month thereafter. The total number of shares of common stock that may be issued or awarded under the Stock Option Plan is 4.1 million. As of December 31, 2005, there were 715,181 shares available for the grant of awards under the Stock Option Plan.

Also in May 1997, Bio-Vascular, as the sole shareholder of the Company, approved and adopted the Vital Images, Inc. 1997 Director Stock Option Plan (the “Director Plan”) (together with the Stock Option Plan, the “1997 Plans”), which became effective on the Distribution Date. The Director Plan provides non-employee directors with automatic grants of stock options and allows the Board of Directors to make additional discretionary option grants to any or all directors. Options that are granted under the Director Plan are granted with an option price equal to the fair market value on the date of grant, with a term of eight years, are non-qualified options and become exercisable in three equal annual installments beginning on the first occurring December 31 after the date of grant. The total number of shares of common stock that may be issued or awarded under the Director Plan is 500,000. As of December 31, 2005, there were 207,000 shares available for the grant of awards under the Director Plan.

The Company had options to purchase 194,000, 199,000 and 205,012 shares outside of the above plans outstanding as of December 31, 2005, 2004 and 2003, respectively. No non-plan options were granted during the years ended December 31, 2005, 2004 or 2003.

Non-employee options

In December 2000, the Company granted options to purchase 10,000 shares to a non-employee consultant. Options to purchase 5,000 shares vest over a four-year period, and the remaining options vested immediately when a specified milestone was achieved, which occurred in May 2003. The options to purchase 5,000 shares that vested in May 2003 were exercised in June 2003. In December 2001, the Company granted options to purchase a total of 4,000 shares to two non-employee consultants and, in December 2002, the Company granted options to purchase an additional 4,000 shares to two non-employee consultants. These options vest over a four-year period. All of the non-plan options have a term of eight years and were granted at exercise prices at least equal to fair market value of the Company’s common stock on the date of grant. The Company records compensation expense related to these arrangements based upon the fair values of the options during the periods the consultants provide services. Such fair values are measured using the Black-Scholes option-pricing model. The Company recorded $21,000, $12,000 and $137,000 of compensation expense related to these options for each of the years ended December 31, 2005, 2004 and 2003, respectively.

The following table summarizes stock option activity for 2005, 2004 and 2003:

	Shares Underlying Options	Weighted-Average Exercise Price Per Share

Total outstanding as of December 31, 2002	2,461,844	$4.98

Options granted	618,750	$12.04
Options exercised	(574,381)	$3.55
Options cancelled	(65,241)	$7.31

Total outstanding as of December 31, 2003	2,440,972	$7.05

Options granted	514,100	$12.29
Options exercised	(456,380)	$4.32
Options cancelled	(172,017)	$9.80

Total outstanding as of December 31, 2004	2,326,675	$8.54

Options granted	509,315	$17.60
Options exercised	(711,288)	$6.33
Options cancelled	(127,427)	$11.45

Total outstanding as of December 31, 2005	1,997,275	$11.45

Options exercisable as of:
December 31, 2003	1,407,347	$5.09
December 31, 2004	1,409,650	$6.74
December 31, 2005	1,185,463	$9.03

Various price ranges and weighted average information for options outstanding and exercisable as of December 31, 2005 are as follows:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$2.31	-	$7.00	278,779	2.28 years	$4.62	274,139	$4.60
$7.25	-	$7.25	350,119	4.19 years	$7.25	323,914	$7.25
$7.34	-	$9.60	346,844	4.16 years	$8.80	271,510	$8.61
$9.94	-	$12.60	340,983	6.09 years	$11.93	153,555	$11.81
$13.01	-	$16.98	385,415	6.95 years	$16.08	61,900	$16.66
$17.75	-	$26.75	295,135	7.10 years	$19.37	100,445	$19.09
			1,997,275	5.21 years	$11.45	1,185,463	$9.03

Employee stock purchase plan

The 1997 Employee Stock Purchase Plan (the “ESPP”) was approved and adopted by Bio-Vascular, as the sole shareholder of the Company, in May 1997. The ESPP, which became effective on July 1, 1997, enables eligible employees to purchase the Company’s common stock at a price equal to 85% of the fair market value of the stock on the date an offering period commences or on the date an offering period terminates, whichever is lower. The ESPP covers an aggregate of up to 250,000 shares of common stock that can be issued and sold to participating employees of the Company through a series of three-month offering periods, beginning July 1, 1997. The ESPP covers substantially all employees, subject to certain limitations. Each employee may elect to have up to 10% of his or her base pay withheld and applied toward the purchase of shares in each such offering period. Purchases under the ESPP for 2005 were 14,526 shares, generating proceeds to the Company of $210,000 at an average purchase price of $14.45; for 2004 were 18,344 shares, generating proceeds to the Company of $172,000 at an average purchase price of $9.37; and for 2003 were 12,995 shares, generating proceeds to the Company of $151,000 at an average purchase price of $11.59. As of December 31, 2005, there were 68,583 shares of common stock reserved for future purchases under the ESPP.

Stock-based compensation

For purposes of calculating the fair value of options under FASB Statement No. 123, the weighted average fair values of options granted were:

	For the Years Ended December 31,
	2005	2004	2003
Options under the 1997 Plans	$10.31	$8.30	$8.20
Discount on shares under ESPP	$4.81	$3.47	$3.65

The weighted average fair values for the 1997 Plans and the non-plan options were based on the fair values on the dates of grant.   The fair values for the 1997 Plans and the non-plan employee options were calculated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the Years Ended December 31,
	2005	2004	2003
Expected option life	5.0 years	5.0 years	5.0 years
Expected volatility factor	67%	83%	85%
Expected dividend yield	0%	0%	0%
Risk-free interest rate	3.90%	3.41%	3.07%

The fair values for the non-employee options were calculated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the Years Ended December 31,
	2005	2004	2003
Expected option life	4.38 years	5.38 years	5.9 years
Expected volatility factor	68%	79%	85%
Expected dividend yield	0%	0%	0%
Risk-free interest rate	4.07%	3.50%	2.66%

The weighted-average fair values of shares under the ESPP were based on the 15% purchase discount.

Deferred stock-based compensation

The Company grants nonvested shares of common stock (“restricted stock”) to certain employees under the Stock Option Plan. The restricted stock vests 25% annually beginning one year after the grant date. The Company records deferred stock-based compensation equal to the fair market value of the common stock on the date of grant and amortizes the deferred stock-based compensation ratably over the vesting term of the grant.

The following table summarizes the activity in deferred stock-based compensation for 2005:

For the Year Ended December 31,
2005
Beginning balance	$—
Restricted stock awards, net of cancellations	2,020,609
Amortization of deferred stock-based compensation	(313,596)
Ending balance	$1,707,013

No restricted stock awards were granted in 2004 or 2003.

Warrants

In December 1999, the Company completed a private placement of 1.65 million units at $3.25 per unit. Each unit consisted of one share of the Company’s common stock and a redeemable, five-year warrant to purchase an additional share of common stock at $3.75 per share. The warrants were immediately exercisable with an expiration date in December 2004. The warrants could be redeemed by the Company at any time before December 2004 at a redemption price of $.01 per warrant, upon notice of such redemption, provided that (i) the closing bid price of the Company’s common stock exceeded $5.75 per share for any 30 consecutive trading days prior to such notice and (ii) a registration statement covering the resale of the warrant shares had been filed by the Company with the Securities and Exchange Commission and was effective as of the date of such notice. The Company satisfied the conditions for redemption of the warrants on December 7, 2000. In December 2001, the Company called for redemption of all outstanding warrants. As of December 31, 2003, all 1.65 million warrants had been exercised.

The Company also issued warrants to the selling agent for the December 1999 private placement to purchase 163,651 shares of the Company’s common stock at $3.25 per share. The warrants were immediately exercisable and expired in December 2004. During 2004 and 2003, warrants to purchase 19,156 and 83,063, respectively, were exercised. These warrant exercises generated proceeds to the Company of $18,800 and $248,000 for the years ended December 31, 2004 and 2003, respectively. In conjunction with these exercises, during 2004 and 2003, 3,362 and 1,693 shares, respectively, were forfeited as part of cashless exercises. As of December 31, 2005, none of these warrants remained outstanding.

Rights plan

In April 1997, the Company declared a dividend distribution of one Preferred Stock Purchase Right for each outstanding share of the Company’s common stock (the “Rights”). With certain exceptions, the Rights become exercisable only if one of the following events occurs: (i) an acquiring party accumulates 15% or more of the Company’s common stock, (ii) a party announces an offer to acquire 15% or more of the Company’s common stock, or (iii) the acquisition of a substantial amount of the Company’s common stock by a person whom the Board of Directors has determined is an “Adverse Person” as defined in the underlying Rights Agreement. Each Right entitles the holder to purchase one-thousandth of a share of the Company’s Series A Junior Preferred Stock at a price of $20.00 (the “Exercise Price”). If a person or group becomes the beneficial owner of 15% or more of the Company’s common stock or the Board of Directors determines that a person is an Adverse Person, each holder of a Right shall thereafter have the right to receive preferred stock having a fair market value equal to two times the Exercise Price. Upon the occurrence of certain mergers, combinations or acquisitions of the Company’s assets, each holder of a Right shall thereafter have the right to receive that number of shares of common stock of the acquiring company which equals the Exercise Price of the Right divided by one-half of the current market price of such common stock as of the date of the occurrence of the event. The Company is generally entitled to redeem the Right at $.001 per Right at any time until 10 days following the acquisition of 15% or more of the Company’s common stock or 10 days after the point at which the Company’s Board of Directors determines that a person is an Adverse Person, as defined by the Rights Agreement. The Rights expire on April 30, 2007 if not previously redeemed or exercised.

7.              Income taxes

The income tax provision (benefit) for the years ended December 31, 2005, 2004 and 2003 include the following components:

	For the Year Ended December 31,
	2005	2004	2003
Current income taxes:
Federal	$48,000	$25,000	$—
State	36,000	5,000	79,000
	84,000	30,000	79,000
Deferred income taxes:
Federal	2,613,000	513,000	(7,657,000)
State	159,000	44,000	1,265,000
Foreign	(25,000)	—	—
	2,747,000	557,000	(6,392,000)
Provision (benefit) for income taxes	$2,831,000	$587,000	$(6,313,000)

A reconciliation of the Company’s income tax provision (benefit) computed using the federal statutory rate to the tax provision reported in the Company’s statements of operations is as follows:

	For the Year Ended December 31,
	2005	2004	2003

Tax provision computed at the federal statutory rate	$2,935,000	$300,000	$726,000
State taxes, net of federal benefit	299,000	94,000	116,000
Increase (decrease) in tax from:
Research and development tax credits	(362,000)	(319,000)	(85,000)
Business meals and entertainment	41,000	46,000	34,000
Extraterritorial income exclusion	(27,000)	—	—
Foreign tax rate differential	(5,000)	—	—
Acquired in-process research and development	—	340,000	—
Change in state tax rate	(104,000)	(54,000)	—
Change in valuation allowance	47,000	226,000	(7,171,000)
Other, net	7,000	(46,000)	67,000
Provision (benefit) for income taxes	$2,831,000	$587,000	$(6,313,000)

The significant components of the Company’s tax-effected net deferred tax assets are as follows:

	December 31,
	2005	2004
Current:
Accrued expenses and allowances	$717,000	$600,000
Total current	$717,000	$600,000

Noncurrent:
Net operating loss carryforwards	$7,760,000	$8,880,000
Research and development tax credit carryforwards	2,365,000	1,570,000
Depreciation and amortization	516,000	434,000
Deferred revenue	235,000	105,000
Identified intangible assets	(1,641,000)	(2,193,000)
Other, net	3,000	31,000
Net deferred tax assets before valuation allowance	9,238,000	8,827,000
Less valuation allowance	(289,000)	(373,000)
Total noncurrent	$8,949,000	$8,454,000

Net operating loss carryforwards and other tax credit carryforwards as of December 31, 2005

The Company had federal tax loss carryforwards of approximately $21.7 million, representing a $7.4 million deferred tax asset as of December 31, 2005. Of the total federal tax loss carryforward, $10.0 million was generated through the exercise of stock options. The federal tax loss carryforwards will expire in 2010 through 2023 if not utilized. The Company estimates that it is more likely than not that this deferred tax asset will be realized prior to expiration.

The Company had state tax loss carryforwards of approximately $6.3 million, representing a $354,000 deferred tax asset as of December 31, 2005. The state tax loss carryforwards will expire at various dates through 2023 if not utilized. The Company recorded a $47,000 valuation allowance related to this deferred tax asset as of December 31, 2005 due to the uncertainty in realization prior to expiration. The Company wrote off $131,000 to the valuation allowance relating to state deferred tax assets for net operating losses no longer available to the Company.

The Company had foreign tax loss carryforwards of approximately $83,000, representing a $25,000 deferred tax asset as of December 31, 2005. The Company estimates that it is more likely than not that this deferred tax asset will be realized prior to expiration.

The Company had other federal and state tax credits and carryforwards of approximately $2.4 million, representing a $2.1 million deferred tax asset as of December 31, 2005. The federal and state credits and carryforwards will expire in 2006 through 2025 if not utilized. The Company had a $242,000 valuation allowance related to this deferred tax asset as of December 31, 2005 due to the uncertainty in realization prior to expiration.

Activity during the year ended December 31, 2005

The Company’s methodology for determining the realizability of its deferred tax assets involves estimates of future taxable income from its core business, the estimated impact of future tax deductions from the exercise of stock options outstanding as of December 31, 2005, and the expiration dates and amounts of net operating loss carryforwards and other tax credits. These estimates are projected through the life of the related deferred tax assets based on assumptions which management believes to be reasonable and consistent with current operating results.

Although the Company had cumulative pre-tax income for financial reporting purposes for the three years ended December 31, 2005, the Company did not pay any significant income taxes over that period due to tax deductions from the exercise of stock options as well as its utilization of net operating losses. In assessing the realizability of its deferred tax assets as of December 31, 2005, the Company considered evidence regarding its ability to generate sufficient future taxable income to realize its deferred tax assets. The primary evidence considered included the cumulative pre-tax income for financial reporting purposes for the past three years; the estimated impact of future tax deductions from the exercise of stock options outstanding as of December 31, 2005; and the estimated future taxable income based on historical operating results.

After giving consideration to these factors, the Company concluded that it was more likely than not that tax loss carryforwards will be realized prior to expiration and other tax credits that expire prior to 2010 will not be utilized due to the estimated future tax deductions from the exercise of stock options outstanding as of December 31, 2005 as well as utilization of tax loss carryforwards. As a result, the Company had a valuation allowance of $289,000 as of December 31, 2005 relating to net operating losses and tax credits that expire prior to 2010.

The Company also concluded that it was more likely than not that the net deferred tax assets of $9.7 million as of December 31, 2005 and the estimated future tax deductions from the exercise of stock options outstanding as of December 31, 2005 would be utilized prior to expiring. Based on this conclusion, the Company would require approximately $55.6 million in cumulative future taxable income to be generated at various times over the next 20 years to realize the related net deferred tax assets of $9.7 million as of December 31, 2005 as well as the estimated future tax deductions from the exercise of stock options outstanding and in-the-money as of December 31, 2005.

If the Company adjusts either its estimates of future taxable income or tax deductions from the exercise of stock options down, or the Company’s stock price increases significantly without an increase in taxable income, causing the Company to believe that its deferred tax assets will not be utilized, the Company may need to establish additional valuation allowances on its deferred tax assets, which could materially impact its financial position and results of operations.

Activity during the year ended December 31, 2004

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

Net operating loss carryforward limitations

Under Section 382 of the Internal Revenue Code of 1986, certain stock transactions which significantly change ownership, including the sale of stock and the granting of options to purchase stock, could limit the amount of net operating loss carryforwards that may be utilized on an annual basis to offset taxable income in future periods. Future changes in ownership, as defined by Section 382, could result in additional limitations in the amount of net operating loss carryforwards that may be utilized on an annual basis.

8.              Employee benefit plan

The Company maintains the Vital Images, Inc. Salary Savings Plan (the “Plan”), which is intended to qualify under Section 401(k) of the Internal Revenue Code, as amended. The Plan covers substantially all employees. Each employee may elect to contribute to the Plan through payroll deductions up to 25% of his or her salary, subject to certain limitations. At the discretion of the Board of Directors, the Company may make matching contributions equal to a percentage of the salary reduction contributions or other discretionary amounts. The Company paid $103,000 and $44,000 in matching contributions in 2005 and 2004, respectively. There were no contributions to the Plan by the Company in 2003.

9.              Major customers and geographic data

Customers accounting for more than 10% of the Company’s total revenue are as follows:

	For the Year Ended December 31,
	2005	2004	2003

Toshiba Medical Systems Corporation	$24,307,000	$18,130,000	$11,544,000
Percentage of total revenue	47%	50%	42%

The Company’s accounts receivable are generally concentrated with a small base of customers. As of December 31, 2005 and 2004, Toshiba accounted for 36% and 23% of the accounts receivable balance, respectively.

All significant long-lived assets of the Company are located in the United States.

Export revenue accounted for 16%, 17% and 13% of total revenue for the years ended December 31, 2005, 2004 and 2003, respectively. Substantially all of the Company’s export sales are negotiated, invoiced and paid in U.S. dollars.

Export sales by geographic area are summarized as follows:

	For the Year Ended December 31,
	2005	2004	2003

Europe	$4,461,000	$3,692,000	$2,421,000
Asia-Pacific	2,277,000	1,320,000	846,000
Other foreign countries	1,427,000	1,078,000	387,000
	$8,165,000	$6,090,000	$3,654,000

10. Selected quarterly financial data (unaudited)

The following summarized unaudited quarterly financial data has been prepared using the financial statements of Vital Images, Inc.

	First Quarter		Second Quarter	Third Quarter	Fourth Quarter

2005
Total revenue	$11,325,000		$11,948,000	$13,160,000	$15,284,000
Gross profit	$8,653,000		$8,918,000	$10,264,000	$12,322,000
Net income	$1,023,000	(1)	$734,000	$1,621,000	$2,421,000
Earnings per share – basic (3)	$0.08		$0.06	$0.13	$0.19
Earnings per share – diluted (3)	$0.08		$0.06	$0.12	$0.18

2004
Total revenue	$7,816,000		$7,960,000	$9,248,000	$11,098,000
Gross profit	$5,479,000		$5,399,000	$6,643,000	$8,154,000
Net income (loss)	$(1,352,000	)(2)	$78,000	$670,000	$900,000
Earnings (loss) per share – basic (3)	$(0.12)		$0.01	$0.06	$0.08
Earnings (loss) per share – diluted (3)	$(0.12)		$0.01	$0.05	$0.07

(1)          Includes a loss on operating lease of $493,000 related to the Company’s facility move in the first quarter of 2005.

(2)          Includes $1.0 million of acquired in-process research and development charge relating to the acquisition of HInnovation, Inc. in February 2004.

(3)          The sum of the quarterly earnings (loss) per share may not equal the annual earnings per share due to changes in average shares outstanding.

Vital Images, Inc.
Form 10-K

Index to Exhibits

Item No.	Description

2.1

Acquisition Agreement and Plan of Reorganization by and among Vital Images, Inc., HInnovation Acquisition, Inc., HInnovation, Inc. and Hui Hu and JMS Co. Ltd. dated as of January 8, 2004, incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on February 26, 2004.

3.1	Articles of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10 dated March 13, 1997 (“Form 10”).

3.2	By-laws of the Company, incorporated by reference to Exhibit 3.2 to the Form 10.

4.1	Form of common stock certificate of the Company, incorporated by reference to Exhibit 4.3 to the Form 10.

4.2

Rights Agreement dated effective as of May 1, 1997, between the Company and American Stock Transfer and Trust Company, which includes as Exhibit B the form of Rights Certificate, incorporated by reference to Exhibit 4.4 to the Form 10.

4.3	Certificate of Designation, Preferences and Rights of Series A Junior Preferred Stock of the Company, incorporated by reference to Exhibit 4.5 to the Form 10.

10.1	Employee Stock Purchase Plan, incorporated by reference to Exhibit 10.10 to the Form 10.*

10.2	1997 Stock Option and Incentive Plan, as amended, incorporated by reference to Exhibit 10.11 to the Form 10 and Exhibit 99.9 to the Company’s Registration Statement on Form S-8 dated May 23, 2005.*

10.3	1997 Director Stock Option Plan, as amended, incorporated by reference to Exhibit 10.12 to the Form 10 and Exhibit 99.14 to the Company’s Registration Statement on Form S-8 dated May 23, 2005.*

10.4

Marketing and Distribution Agreement between Vital Images, Inc. and Toshiba Corporation, Medical Systems Company, incorporated by reference to Exhibit 10.35 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.**

10.5

Amendment No. 1 to Marketing and Distribution Agreement between Vital Images, Inc. and Toshiba Corporation, Medical Systems Company, incorporated herein by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.**

10.6

Amendment No. 2 to Marketing and Distribution Agreement between Vital Images, Inc. and Toshiba Medical Systems Corporation, incorporated herein by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.**

10.7

Amendment No. 3 to Marketing and Distribution Agreement between Vital Images, Inc. and Toshiba Medical Systems Corporation, incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.**

10.8

Value Added Reseller Agreement between McKesson Information Systems LLC and Vital Images, Inc. dated June 19, 2003, incorporated herein by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.**

10.9

Technology License Agreement between PointDX, Inc. and Vital Images, Inc., incorporated by reference to Exhibit 10.32 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.**

10.10	Amended and Restated Development, Supply, Marketing and Distribution Agreement dated as of June 1, 2003 by and between Vital Images, Inc. and E-Z—EM, Inc., incorporated by reference to

Item No.	Description

Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 3, 2004.**

10.11

Product Distribution Agreement between Vital Images, Inc. and R2 Technology, Inc., incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.**

10.12

Employment Agreement dated February 9, 2002 between Vital Images, Inc. and Jay D. Miller, incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.*

10.13

Form of Change in Control Agreement between Vital Images, Inc. and Steven P. Canakes and Jay D. Miller, incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.*

10.14

Employment Agreement dated September 8, 2005 by and between Vital Images, Inc. and Dr. Susan A. Wood, incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K dated September 12, 2005.*

10.15

Change in Control Agreement dated September 8, 2005 by and between Vital Images, Inc. and Dr. Susan A. Wood, incorporated by reference to Exhibit 99.5 to the Company’s Current Report on Form 8-K dated September 12, 2005.*

10.16

Employment Agreement dated September 8, 2005 by and between Vital Images, Inc. and Philip I. Smith, incorporated by reference to Exhibit 99.6 to the Company’s Current Report on Form 8-K dated September 12, 2005.*

10.17

Employment Agreement dated September 8, 2005 by and between Vital Images, Inc. and Steven P. Canakes, incorporated by reference to Exhibit 99.7 to the Company’s Current Report on Form 8-K dated September 12, 2005.*

10.18

Employment Agreement dated May 16, 2005 by and between Vital Images, Inc. and Michael H. Carrel, incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated May 19, 2005.*

10.19

Change in Control Agreement dated May 16, 2005, by and between Vital Images, Inc. and Michael H. Carrel, incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K dated May 19, 2005.*

10.20

Agreement dated February 16, 2006 by and between Vital Images, Inc. and Dr. Vincent Argiro, incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated February 16, 2006.*

10.21	Employment Agreement dated October 24, 2005 by and between Vital Images, Inc. and Jeremy A. Abbs, filed herewith.*

10.22	Form of Change in Control Agreement between Vital Images, Inc. and Philip I. Smith and Jeremy A. Abbs, filed herewith.*

10.23	Schedule of Executive Officer Compensation, filed herewith.*

21.1	Subsidiaries of Registrant, filed herewith.

23.1	Consent of PricewaterhouseCoopers LLP, filed herewith.

Item No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

*                 Indicates a management contract or compensatory plan or arrangement.

**          Portions of such exhibit are treated as confidential pursuant to a request for that confidential treatment filed with the Commission by Vital Images.