Form 10-Q
period 2006-03-31
VITAL IMAGES INC
filed 2006-05-10
CIK 912888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒   No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐   No   ☒

On May 5, 2006, there were 13,188,614 shares of the Registrant’s common stock, par value $.01 per share, outstanding.

Vital Images, Inc.

Form 10-Q

March 31, 2006

Table of Contents

Part I. Financial Information

Item 1.	Financial Statements

Condensed Consolidated Balance Sheets as of March 31, 2006 and December 31, 2005 (Unaudited)

Condensed Consolidated Income Statements for the three months ended March 31, 2006 and 2005 (Unaudited)

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2006 and 2005 (Unaudited)

Notes to Condensed Consolidated Financial Statements (Unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

Part II. Other Information

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits

Signatures

Part I. Financial Information

Item 1. Financial Statements

Vital Images, Inc.
Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$41,457,805	$20,844,640
Marketable securities	12,449,176	28,965,329
Accounts receivable, net	13,958,309	14,330,087
Deferred income taxes	717,000	717,000
Prepaid expenses and other current assets	1,601,087	1,227,586
Total current assets	70,183,377	66,084,642
Property and equipment, net	5,467,176	5,361,319
Deferred income taxes	10,409,000	8,949,000
Licensed technology, net	180,000	210,000
Other intangible assets, net	4,172,000	4,493,000
Goodwill	6,052,744	6,052,744
Total assets	$96,464,297	$91,150,705

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,815,918	$2,639,608
Accrued compensation	2,517,001	3,687,866
Accrued royalties	1,056,200	1,347,660
Other current liabilities	1,070,988	1,575,215
Deferred revenue	11,774,759	11,230,578
Total current liabilities	18,234,866	20,480,927
Deferred revenue	1,046,596	645,230
Deferred rent	1,186,283	1,235,051
Total liabilities	20,467,745	22,361,208

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock: $0.01 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock: $0.01 par value; 20,000,000 shares authorized; 13,154,275 issued and outstanding as of March 31, 2006; and 12,847,744 issued and outstanding as of December 31, 2005	131,543	128,478
Additional paid-in capital	79,973,396	75,918,201
Deferred stock-based compensation	—	(1,707,013)
Accumulated deficit	(4,103,101)	(5,530,236)
Accumulated other comprehensive loss	(5,286)	(19,933)
Total stockholders’ equity	75,996,552	68,789,497
Total liabilities and stockholders’ equity	$96,464,297	$91,150,705

(The accompanying notes are an integral part of the condensed consolidated financial statements.)

Vital Images, Inc.
Condensed Consolidated Income Statements
(Unaudited)

	For the Three Months Ended March 31,
	2006	2005

Revenue:
License fees	$11,016,958	$7,330,998
Maintenance and services	4,464,771	3,350,855
Hardware	314,300	643,075
Total revenue	15,796,029	11,324,928

Cost of revenue:
License fees	1,242,780	1,080,700
Maintenance and services	1,744,785	1,226,036
Hardware	216,165	365,575
Total cost of revenue	3,203,730	2,672,311

Gross profit	12,592,299	8,652,617

Operating expenses:
Sales and marketing	5,140,064	3,420,044
Research and development	3,021,162	1,778,161
General and administrative	2,506,476	1,590,387
Loss on operating lease	—	493,000
Total operating expenses	10,667,702	7,281,592

Operating income	1,924,597	1,371,025

Interest income	514,538	163,244
Income before income taxes	2,439,135	1,534,269

Provision for income taxes, net	1,012,000	511,000

Net income	$1,427,135	$1,023,269

Net income per share - basic	$0.11	$0.08

Net income per share - diluted	$0.10	$0.08

Weighted average common shares outstanding - basic	12,962,518	12,070,838

Weighted average common shares outstanding - diluted	13,862,036	12,953,393

(The accompanying notes are an integral part of the condensed consolidated financial statements.)

Vital Images, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended March 31,
	2006	2005
Cash Flows From Operating Activites:
Net income	$1,427,135	$1,023,269
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	604,365	477,595
Amortization of identified intangible assets	351,000	351,000
Provision for (recovery of) doubtful accounts, net	—	(184,395)
Deferred income taxes	1,012,000	(248,000)
Tax benefit from stock option transactions (1)	—	759,000
Excess tax benefit from stock transactions (1)	(2,456,000)	—
Amortization of discount and accretion of premium on marketable securities	(171,777)	107,314
Employee stock-based compensation	1,201,567	16,569
Non-employee stock-based compensation	5,003	1,418
Loss on operating lease	—	493,000
Amortization of deferred rent	(46,200)	(29,658)
Changes in operating assets and liabilities:
Accounts receivable	371,778	(5,726,348)
Prepaid expenses and other current assets	(373,501)	(532,420)
Accounts payable	(716,715)	610,543
Accrued expenses and other liabilities	(2,128,121)	(1,570,403)
Deferred revenue	945,547	1,637,612
Deferred rent	—	1,180,354
Net cash provided by (used in) operating activities (1)	26,081	(1,633,550)

Cash Flows From Investing Activities:
Purchases of property and equipment	(817,197)	(2,125,602)
Purchases of marketable securities	(988,423)	(3,065,359)
Maturities of marketable securities	17,700,000	3,034,830
Net cash provided by (used in) investing activities	15,894,380	(2,156,131)

Cash Flows From Financing Activities:
Proceeds from sale of common stock under stock plans	2,236,704	1,075,650
Excess tax benefit from stock transactions (1)	2,456,000	—
Net cash provided by financing activities (1)	4,692,704	1,075,650

Net Increase (Decrease) in Cash and Cash Equivalents	20,613,165	(2,714,031)
Cash and Cash Equivalents, Beginning of Period	20,844,640	24,119,157
Cash and Cash Equivalents, End of Period	$41,457,805	$21,405,126

Supplemental cash flow information:
Purchases of property and equipment with accounts payable	$201,078	$751,792

(1)   Prior to the adoption of SFAS 123(R), the Company presented all tax benefits resulting from the exercise of stock options and settlement of restricted stock awards as operating cash inflows in the consolidated statements of cash flows, in accordance with the provisions of the Emerging Issues Task Force (“EITF”) Issue No 00-15, “Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option.” SFAS 123(R) requires the benefits of tax deductions in excess of the compensation cost recognized for those options and stock awards to be classified as financing cash inflows rather than operating cash inflows, on a prospective basis. See further discussion in “Liquidity and capital resources – Operating activities.”

(The accompanying notes are an integral part of the condensed consolidated financial statements.)

Vital Images, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.     Basis of presentation

The accompanying unaudited consolidated financial statements of Vital Images, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, for a fair statement, have been included. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the year ending December 31, 2006. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

2.    Major customer and geographic data

The following customers accounted for more than 10% of the Company’s total revenue for the periods indicated:

	For the three months ended March 31,
	2006	2005
Toshiba Medical Systems Corporation	$6,882,000	$6,240,000
Percentage of total revenue	44%	55%
McKesson Information Systems LLC	$1,703,000	$921,000
Percentage of total revenue	11%	8%

As of March 31, 2006 and December 31, 2005, Toshiba Medical Systems Corporation accounted for 38% and 36% of accounts receivable, respectively. As of March 31, 2006 and December 31, 2005, McKesson Information Systems LLC accounted for 14% and 7% of accounts receivable, respectively.

Substantially all of the Company’s export sales are negotiated, invoiced and paid in U.S. dollars. Export sales by geographic area are summarized as follows:

	For the three months ended March 31,
	2006	2005
Europe	$1,684,000	$860,000
Asia and Pacific Region	587,000	596,000
Other Foreign Countries	545,000	108,000
Totals	$2,816,000	$1,564,000
Percentage of total revenue	18%	14%

3.    Equity-based compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all equity-based payment awards made to employees and directors, including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan (“employee stock purchases”), based on estimated fair values. SFAS 123(R)

supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. The Company’s Condensed Consolidated Financial Statements as of and for the three months ended March 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Condensed Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Equity-based compensation expense recognized under SFAS 123(R) for the three months ended March 31, 2006 was $1.2 million. Equity-based compensation expense of $17,000 for the three months ended March 31, 2005 was related to restricted stock awards. There was no equity-based compensation expense related to employee stock options and employee stock purchases during the three months ended March 31, 2005. On a Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) pro forma basis, equity-based compensation expense was $723,000 for the three months ended March 31, 2005.

The following table illustrates how equity-based compensation was allocated to the income statement as well as the effect on net income and net income per share of all equity-based compensation recognized under SFAS 123(R) during the three months ended March 31, 2006:

Three Months Ended March 31, 2006
Cost of revenue	$78,072
Sales and marketing	458,022
Research and development	309,780
General and administrative	360,696
Equity-based compensation before income taxes	1,206,570
Income tax benefit	(347,351)
Total equity-based compensation after income taxes	$859,219

Impact on basic earnings per share	$0.07
Impact on diluted earnings per share	$0.06

The following table illustrates the effect on net income and net income per share as if we had applied the fair value recognition provisions of SFAS 123 to equity-based compensation during the three months ended March 31, 2005:

Three Months Ended March 31, 2005
Net income, as reported	$1,023,269
Add: Equity-based employee compensation expense included in reported net income, net of related tax effects	16,569
Deduct: Total equity-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(429,831)
Pro forma net income	$610,007

Net income per share – basic:
As reported	$0.08
Pro forma	$0.05

Net income per share – diluted:
As reported	$0.08
Pro forma	$0.05

SFAS 123(R) requires companies to estimate the fair value of equity-based payment awards on the date of grant using an option-pricing model. The Company uses the Black-Scholes option-pricing model which requires the input of significant assumptions including an estimate of the average period of time employees will retain vested stock options before exercising them, the estimated volatility of the Company’s common stock price over the expected term and the number of options that will ultimately be forfeited before completing vesting requirements. Changes in the assumptions can materially affect the estimate of fair value of equity-based compensation and, consequently, the related expense recognized. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite vesting period in the Company’s Condensed Consolidated Income Statement. Prior to the adoption of SFAS 123(R), the Company accounted for equity-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under SFAS 123. Under the intrinsic value method, no equity-based compensation expense had been recognized in the Company’s Condensed Consolidated Income Statements related to employee stock options because the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.

Equity-based compensation expense recognized in the Company’s Consolidated Income Statement for the three months ended March 31, 2006 included compensation expense for equity-based payment awards granted on or prior to December 31, 2005, but not yet vested as of that date. The compensation expense for these awards is based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123, which was in effect on and prior to December 31, 2005. Compensation expense for the equity-based payment awards granted subsequent to December 31, 2005 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Because equity-based compensation expense recognized in the Condensed Consolidated Income Statement for the three months ended March 31, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to January 1, 2006, the Company accounted for forfeitures as they occurred.

Prior to the adoption of SFAS 123(R), the Company presented all tax benefits resulting from the exercise of stock options and settlement of restricted stock awards as operating cash inflows in the consolidated statements of cash flows in accordance with the provisions of the Emerging Issues Task Force (“EITF”) Issue No 00-15, “Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option.” SFAS 123(R) requires the benefits of tax deductions in excess of the compensation cost recognized for those options and stock awards to be classified as financing cash inflows rather than operating cash inflows, on a prospective basis. This amount is shown as “Excess tax benefit from stock transactions” on the Condensed Consolidated Statement of Cash Flows.

On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” (“FSP No. FAS 123(R)-3”). FSP No.” FAS 123(R)-3 provides an alternative method of calculating the excess tax benefits available to absorb tax deficiencies recognized after the adoption of SFAS 123(R). The calculation of excess tax benefits reported as an operating cash outflow and a financing inflow in the Statement of Cash Flows required by FSP No. FAS 123(R)-3 differs from that required by SFAS 123(R). The Company has until December 2006 to make a one-time election to adopt the transition method described in FSP No. FAS 123(R)-3. The Company is currently evaluating FSP No. FAS 123(R)-3; however, the one-time election will not affect operating income or net income. During the interim period, the Company used the alternative method of calculating the excess tax benefits available to absorb tax deficiencies recognized after the adaption of SFAS 123(R).

Stock Options

In May 1997, Bio-Vascular, Inc., which is now known as Synovis Life Technologies, Inc., as the sole shareholder of the Company, approved and adopted the Vital Images, Inc. 1997 Stock Option and Incentive Plan (the “Stock Option Plan”), which became effective on May 12, 1997 (the “Distribution Date”). Under the terms of the Stock Option Plan, the Board of Directors or a committee of the Board may grant options and other equity-based awards to key employees to purchase shares of the Company’s common stock at an option exercise price equal to or greater than 85% of the fair market value on the date of grant. The options are exercisable at such times, in installments or otherwise, as the Board of Directors or a committee of the Board may determine. Generally, these options have a term of eight years and are exercisable as to 28% of the total grant one year after the date of grant and 2% per month thereafter. The total number of shares of common stock that may be issued or awarded under the Stock Option Plan is 4,100,000 shares. As of March 31, 2006, there were 423,356 shares available for the grant of awards under the Stock Option Plan.

Also in May 1997, Bio-Vascular, as the sole shareholder of the Company, approved and adopted the Vital Images, Inc. 1997 Director Stock Option Plan (the “Director Plan”) (together with the Stock Option Plan, the “1997 Plans”), which became effective on the Distribution Date. The Director Plan provides non-employee directors with automatic grants of stock options and allows the Board of Directors to make additional discretionary option grants to any or all directors. Options that are granted under the Director Plan are granted with an option price equal to the fair market value on the date of grant, have a term of eight years, are non-qualified options and become exercisable in three equal annual installments beginning on the first occurring December 31 after the date of grant. The total number of shares of common stock that may be issued or awarded under the Director Plan is 500,000 shares. As of March 31, 2006, there were 207,000 shares available for the grant of awards under the Director Plan.

On May 4, 2006, the shareholders of the Company approved the Vital Images, Inc. 2006 Long-Term Incentive Plan (“2006 Plan”). The 2006 Plan provides that the total number of shares of the Company’s common stock that may be subject to options, restricted stock awards and other equity awards granted under the 2006 Plan shall not exceed 900,000 shares. The 2006 Plan provides the Board of Directors or a committee of the Board the authority to grant incentive stock options qualified as such under Section 422 of the Internal Revenue Code of 1986 and nonqualified stock options, awards of restricted stock, stock appreciation rights, other equity-based awards, cash-based awards or any combination of such awards subject to the terms of the 2006 Plan.

As of March 31, 2006 and December 31, 2005, respectively, the Company had options outstanding to purchase 184,000 and 194,000 shares that were not granted under any plan, including the 1997 Plans and the 2006 Plan. No non-plan options were granted during the three months ended March 31, 2006 or 2005.

The following table summarizes stock option activity for the three months ended March 31, 2006:

	Shares Underlying Options	Weighted-Average Exercise Price Per Share
Total outstanding as of December 31, 2005	1,997,275	$11.45
Options granted	268,300	$32.12
Options exercised	(277,715)	$7.81
Options cancelled	(2,304)	$14.50
Total outstanding as of March 31, 2006	1,985,556	$14.75

Options exercisable as of:
December 31, 2005	1,185,463	$9.03
March 31, 2006	1,067,273	$10.01

The aggregate intrinsic value of options (the amount by which the market price of the stock on the date of exercise exceeded the exercise price of the option) exercised during the three months ended March 31, 2006 and 2005, was $7.1 million and $2.1 million, respectively. Cash received from the exercise of stock options for the three months ended March 31, 2006 and 2005, was $2.2 million and $1.0 million, respectively. The total tax benefit realized for the tax deductions from awards for the three months ended March 31, 2006 and 2005, was $2.6 million and $759,000, respectively.

As of March 31, 2006, the aggregate intrinsic value of options outstanding was $38.4 million and the aggregate intrinsic value of options exercisable was $25.7 million. As of March 31, 2006, there was $9.4 million of unrecognized compensation expense related to stock options that is expected to be recognized over a weighted-average period of 1.4 years. Price ranges and weighted average information for options outstanding and exercisable as of March 31, 2006 were as follows:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$2.31	-	$7.25	480,371	3.30 years	$6.31	475,671	$6.31
$7.34	-	$10.34	334,691	4.28 years	$9.06	246,163	$8.81
$10.69	-	$15.40	362,249	6.18 years	$13.33	136,144	$13.05
$15.50	-	$19.13	340,935	6.41 years	$17.11	163,295	$17.35
$19.25	-	$32.14	438,810	6.15 years	$26.46	46,000	$19.63
$32.46	-	$34.08	28,500	7.02 years	$33.09	—	$—
			1,985,556	5.21 years	$14.75	1,067,273	$10.01

For purposes of calculating the fair value of options under SFAS 123(R), the weighted average fair value of options granted during the three months ended March 31, 2006 was $13.73. For purposes of calculating the fair value of options under FAS 123, the weighted average fair value of options granted during the three months ended March 31, 2005 was $9.37. The weighted average fair values for the 1997 Plans and the non-plan options were based on the fair values on the dates of grant. The fair values for the 1997 Plans and the non-plan employee options were calculated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the Three Months Ended March 31,
	2006	2005
Expected option life	3.79 years	5.0 years
Expected volatility factor	50%	70%
Expected dividend yield	0%	0%
Risk-free interest rate	4.61%	3.78%
Expected forfeiture rate	1.12%	0%

Prior to March 9, 2006, the expected life of stock options was calculated by performing a detailed analysis of all historical stock option information available. On March 9, 2006, the Company began to grant options with a five year legal life as opposed to the eight year legal life that had historically been used. As a result, the Company has elected to use the “simplified” method as described in Staff Accounting Bulletin No. 107, “Share-Based Payment,” to estimate the expected life of options granted on and after March 9, 2006. The Company will utilize the simplified method until sufficient historical information becomes available on the five year legal life options. The expected volatility is calculated based on the historical volatility of the Company’s common stock over the expected option life and other appropriate factors. The decrease in volatility is primarily due to a shorter expected option life over which the Company’s common stock price was less volatile. The expected dividend yield is based on the Company’s intent to not issue dividends. Risk-free interest rates are calculated based on continuously compounded U.S. Treasury risk-free rates for the appropriate term. The expected forfeiture rate is estimated based on historical experience. In the Company’s pro forma information required under SFAS 123 for the periods prior to January 1, 2006, the Company accounted for forfeitures as they occurred.

Restricted Stock

The Company grants nonvested shares of common stock (“restricted stock”) to certain employees under the Stock Option Plan. The restricted stock generally vests 25% annually beginning one year after the grant date. The Company records equity-based compensation expense equal to the fair market value of the common stock on the date of grant ratably over the vesting period. Equity-based compensation expense related to restricted stock was $149,000 and $17,000 for the three months ending March 31, 2006 and 2005, respectively. The total fair value of restricted stock vested during the three months ended March 31, 2006 was $444,000.

The following table summarizes the restricted stock activity for the three months ended March 31, 2006:

	Restricted Shares	Weighted-Average Grant Date Fair Value Per Share
Total outstanding as of December 31, 2005	114,770	$17.61
Shares granted	32,110	$31.97
Shares vested	(15,580)	$15.96
Shares forfeited / canceled	(705)	$20.44
Total outstanding as of March 31, 2006	130,595	$21.32

As of March 31, 2006, there was $2.6 million of unrecognized compensation expense related to restricted stock awards that is expected to be recognized over a weighted-average period of 2.0 years.

Employee Stock Purchase Plan

The 1997 Employee Stock Purchase Plan (the “ESPP”) was approved and adopted by Bio-Vascular, as the sole shareholder of the Company, in May 1997. The ESPP, which became effective on July 1, 1997, enables eligible employees to purchase the Company’s common stock at a price equal to 85% of the fair market value of the stock on the date an offering period commences or on the date an offering period terminates, whichever is lower. Under the ESPP, an aggregate of up to 250,000 shares of common stock can be issued and sold to participating employees of the Company through a series of three-month offering periods, beginning July 1, 1997. The ESPP covers substantially all employees, subject to certain limitations. Each employee may elect to have up to 10% of his or her base pay withheld and applied toward the purchase of shares in each such offering period. Purchases under the ESPP for the three months ended March 31, 2006 were 2,987 shares, generating proceeds to the Company of $67,000 at an average purchase price of $22.27 and resulting in $19,000 of equity-based compensation expense. Purchases under the ESPP for the three months ended March 31, 2005 were 4,058 shares, generating proceeds to the Company of $52,000 at an average purchase price of $12.72 and resulting in $10,000 of pro forma equity-based compensation expense. As of March 31, 2006, there were 65,596 shares of common stock reserved for future purchases under the ESPP.

The fair value of stock compensation expense associated with our ESPP was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	For the Three Months Ended March 31,
	2006	2005
Expected life of ESPP options	3 months	3 months
Expected volatility factor	45%	44%
Expected dividend yield	0%	0%
Risk-free interest rate	4.08%	2.29%

4.    Per share data

Basic net income per share is computed using net income and the weighted average number of common shares outstanding. Diluted net income per share reflects the weighted average number of common shares outstanding plus any potentially dilutive shares outstanding during the period. Potentially dilutive shares consist of shares issuable upon the exercise of stock options and warrants, as well as unvested restricted stock.

The computations for basic and diluted net income per share are as follows:

	For the Three Months Ended March 31,
	2006	2005
Numerator:
Net income	$1,427,135	$1,023,269

Denominator:
Denominator for weighted average common shares outstanding - basic	12,962,518	12,070,838
Dilution associated with the Company’s stock-based compensation plans	899,518	882,555
Denominator for weighted average common shares outstanding - diluted	13,862,036	12,953,393

Net income per share – basic	$0.11	$0.08
Net income per share – diluted	$0.10	$0.08

Aggregates of 287,950 and 335,495 shares of restricted stock and shares subject to options were excluded from the computations of diluted net income per share for the three months ended March 31, 2006 and 2005, respectively, because they were anti-dilutive.

5.    Comprehensive income

Comprehensive income as defined by SFAS No. 130, “Reporting Comprehensive Income”, (“SFAS 130”), includes net income and items defined as other comprehensive income. SFAS 130 requires that items defined as other comprehensive income, such as unrealized gains and losses on certain marketable securities, be separately classified in the financial statements. Such items are reported in the consolidated statements of stockholders’ equity as comprehensive income.

The components of comprehensive income were as follows:

	For the three months ended March 31,
	2006	2005
Net income	$1,427,135	$1,023,269
Other comprehensive income (loss):
Net change in unrealized gain on available-for-sale investments, net of tax	14,647	(7,985)
Comprehensive income	$1,441,782	$1,015,284

Accumulated other comprehensive loss at March 31, 2006 and December 31, 2005 was $5,286 and $19,933, respectively.

6.    Other intangible assets and goodwill

Acquired intangible assets subject to amortization were as follows:

	March 31, 2006			December 31, 2005
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Existing software technology	$3,400,000	$(1,453,000)	$1,947,000	$3,400,000	$(1,282,000)	$2,118,000
Patents and patent applications	3,000,000	(918,000)	2,082,000	3,000,000	(810,000)	2,190,000
Non-compete/employment agreements	500,000	(357,000)	143,000	500,000	(315,000)	185,000
Total intangible assets subject to amortization	$6,900,000	$(2,728,000)	$4,172,000	$6,900,000	$(2,407,000)	$4,493,000

Intangible assets subject to amortization are amortized on a straight-line basis over the estimated period of benefit. Amortization expense related to other intangible assets was $321,000 for the three months ended March 31, 2006 and 2005.  The estimated future amortization expense for identified intangible assets is as follows:

Remainder of 2006	$963,000
2007	1,133,000
2008	1,116,000
2009	498,000
2010	432,000
2011	30,000
$4,172,000

The preceding expected amortization expense is an estimate. Actual amortization expense may differ from estimates due to additional intangible asset acquisitions, impairment of intangible assets, accelerated amortization of intangible assets and other events.

Goodwill

The changes in the carrying amount of goodwill for the three months ended March 31, 2006 was as follows:

Balance as of December 31, 2005	$6,052,744
Goodwill acquired during the period	—

Balance as of March 31, 2006	$6,052,744

7.    Deferred revenue

The components of deferred revenue were as follows:

	March 31, 2006	December 31, 2005
Maintenance and support	$7,415,502	$7,136,577
Training	4,042,138	3,528,738
Installation	348,525	224,550
Software	631,926	592,353
Hardware and other	383,264	393,590
Total deferred revenue	12,821,355	11,875,808
Less current portion	(11,774,759)	(11,230,578)
Long-term portion of deferred revenue	$1,046,596	$645,230

8.    Income taxes

The Company’s quarterly consolidated effective income tax rate was 41.5% for the three months ended March 31, 2006 compared to 33.3% for the same period in 2005 and the consolidated effective income tax rate of 32.8% for fiscal 2005. The provision for income taxes consists of provisions for federal, state and foreign income taxes. The consolidated income tax rate is a composite rate of the various locations and the applicable rates. The increase in the estimated effective tax rate is primarily due to the non-deductibility of incentive stock options, the fair value of which is expensed to operating results effective January 1, 2006 in accordance with SFAS No. 123(R), for which the tax benefit is recorded only upon a disqualifying disposition, and the expiration of the research and development (“R&D”) tax credit on December 31, 2005. The R&D tax credit reduced the Company’s 2005 effective tax rate by four percentage points.

The Company reviews its annual effective income tax rate on a quarterly basis and makes changes as necessary. The estimated annual effective income tax rate may fluctuate due to changes in forecasted annual pretax income; changes to the valuation allowance for net deferred tax assets; changes to actual or forecasted permanent book to tax differences; impacts from future tax settlements with state, federal or foreign tax authorities; or impacts from tax law changes. In addition, the Company identifies items which are not normal and recurring in nature and treats these as discrete events. The tax effect of discrete items is booked entirely in the quarter in which the discrete event occurs. As of March 31, 2006, the Company determined that there were no events or changes in circumstances that indicated the need to update the December 31, 2005 deferred tax asset realization analysis.

9.    Commitments and contingencies

Agreement with R2 Technology, Inc.

In April 2005, the Company entered into an agreement with R2 Technology, Inc. (“R2”) to market R2’s lung nodule CAD software product to the Company’s customers. The April 2005 agreement replaced the Company’s November 2002 agreement with R2. Under the April 2005 agreement, the Company committed to provide R2 with certain minimum quarterly revenues (“Applicable Minimums”) from the sale of certain R2 lung CAD related products and services (“R2 Lung CAD Products”) over a 12-quarter period ending June 30, 2008. The Company will receive a commission based on sales of R2 Lung CAD Products to the Company’s customers. To the extent the quarterly Applicable Minimum is not met, the Company will pay R2 the difference between the Applicable Minimum and the actual R2 Lung CAD Product revenue achieved.

The Applicable Minimums for the quarters ending September 30, 2005, December 31, 2005 and March 31, 2006 were $414,000 per quarter. Beginning in the quarter ending June 30, 2006 and for each subsequent quarter thereafter, if the Applicable Minimum for the immediately preceding quarter is not met, the Applicable Minimum will be reduced to the lower of:

i)              the Applicable Minimum of the preceding quarter multiplied by the percent by which the product revenue generated in the preceding quarter fell below that quarter’s Applicable Minimum, up to a maximum decline of twenty-three percent (23%); or

ii)             two times the product revenue generated by R2 during the preceding quarter through all other sales, marketing and distribution channels, excluding product revenue generated under the agreement.

If at any time during the remainder of the agreement, the Applicable Minimum is less than $414,000 and R2 Lung CAD Product revenue for a quarter exceeds $414,000, the Applicable Minimum for the next quarter will revert to $414,000. Thereafter, the Applicable Minimums will be subject to the above adjustment. Additionally, at the end of every fourth quarter under the agreement, if the aggregate revenue generated under the agreement in the previous four quarters exceeded that period’s aggregate Applicable Minimums, the remaining Applicable Minimum per quarter will be reduced by the amount of the excess divided by the number of quarters remaining under the agreement.

The Applicable Minimum for the quarter ended December 31, 2005 was not met by approximately $314,000 and, based on then current estimates utilizing all information available, management believed it was probable that the estimated Applicable Minimum would not be met for the quarter ending March 31, 2006. Additionally, management estimated that the Applicable Minimum would be $0 after March 31, 2006, because, based on information available to the Company, R2 had not generated any R2 Lung CAD Product revenue through any other sales, marketing and distribution channels, other than product revenue generated under the April 2005 agreement with R2. As a result, the Company recorded a $410,000 net loss to sales and marketing expense in the quarter ended December 31, 2005 relating to this agreement to cover estimated losses through March 31, 2006. The $410,000 net loss was based on the fourth quarter of 2005 shortfall of $314,000 and first quarter of 2006 Applicable Minimum of $414,000 offset by estimated forecasted revenues of $140,000, deferred commission fees on sales as of December 31, 2005 of $142,000 and estimated deferred commission fee on forecasted revenues of $36,000.

The Applicable Minimum for the quarter ended March 31, 2006 was met. As a result, during the quarter ended March 31, 2006, the Company reversed $236,000 of the $410,000 net loss recorded to sales and marketing expense recorded in the fourth quarter of 2005. The remaining net loss of $174,000 is based on the fourth quarter of 2005 shortfall of $314,000 offset by the deferred commission fees on sales as of December 31, 2005 of $140,000.

Based on current estimates utilizing all information available, management believes that the estimated Applicable Minimum may not be met for the quarter ended June 30, 2006. Management estimates that any potential loss for the quarter ended June 30, 2006 ranges from $0 to approximately $250,000. Therefore, no loss accrual was recorded under SFAS No. 5, “Accounting for Contingencies” (“SFAS 5”), which requires that the amount of a loss accrual be recorded at the low end of the estimated probable loss.

The timing of sales of the R2 Lung CAD product and the estimated future aggregate Applicable Minimums are a highly subjective determination and actual results and any changes to estimates could have an adverse impact on the Company’s financial position and results of operations. The Company may not generate sufficient revenue to meet the minimum contractual commitment for any particular quarter, and thus may have to pay cash to R2 for the deficit. As of March 31, 2006, the remaining potential aggregate Applicable Minimums range from a minimum of approximately $414,000 to a maximum of approximately $3.7 million. If the Company foresees that it will not be able to attain the minimum contractual commitment on a continued basis, it may have to take a charge to earnings, which could be up to the amount of the maximum remaining total commitment. Any future losses will be recorded under SFAS 5, which requires the amount to be probable and estimable.

The Company has not recognized any commission revenue relating to this agreement, as it was not considered to be fixed or determinable due to the potential for payments by the Company to R2 relating to the Applicable Minimums.

Contingent consideration related to acquisition

The Company has a contingent consideration agreement related to its acquisition of HInnovation, Inc. in February 2004. The maximum potential contingent consideration was initially $6.0 million. No contingent consideration has been earned, and, as of March 31, 2006, the remaining potential maximum contingent consideration was $1.5 million in cash, which may be earned upon porting the Company’s base software to HInnovation’s Web-based platform and the commercial launch of the ported product. Two other milestones, based upon achieving revenue targets for the HInnovation products by March 2005 and the licensing products using patents held by HInnovation by February 2006, were not met and expired. Any contingent payments made will result in an equivalent increase in goodwill.

Other items

Under general contract terms, the Company often includes provisions in its software license agreements under which the Company indemnifies its customers against liability and damages arising from claims of patent, copyright, trademark or trade secret infringement by the Company’s software. The Company has not incurred any material costs as a result of this type of indemnification clause, and the Company does not maintain a product warranty liability related to such indemnification clauses.

The Company has entered into various employment agreements with certain executives of the Company, which include provisions for severance payments subject to certain conditions and events.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive summary

Vital Images, Inc. (also referred to as “we”, “us” and “our”) achieved significant growth during the first quarter ended March 31, 2006. Total revenue increased 39% to $15.8 million for the first quarter of 2006 compared to $11.3 million for the first quarter of 2005. Pretax income for the first quarter increased to $2.4 million, which included $1.2 million of equity-based compensation costs. This compares to pretax income of $1.5 million in the year-ago period, which included $18,000 of equity-based compensation costs. Net income for the 2006 first quarter increased to $1.4 million, or $0.10 per diluted share, compared to $1.0 million, or $0.08 per diluted share, for the same period in 2005. Results for both the 2006 and 2005 first quarters include amortization of identified intangibles of $351,000. The first quarter 2006 results include the reversal of $236,000 of the $410,000 loss recorded in the fourth quarter of 2005 on relating our agreement with R2 Technology, Inc., see “Critical accounting policies and estimates – Agreement with R2 Technology, Inc.” for further discussion. The first quarter 2006 results also include a $284,000 one-time charge related to the retirement of Vincent Argiro, Chief Technology Officer and founder of the company, of which $146,000 related to equity-based compensation (which was included in the $1.2 million equity-based compensation cost noted above) and $138,000 related to future cash payments. The first quarter 2005 results also include a loss on operating lease of $493,000 related to a facilities move in that quarter.

Our balance sheet continued to strengthen. Total cash, cash equivalents and marketable securities were $53.9 million as of March 31, 2006 compared to $49.8 million as of December 31, 2005. Working capital (defined as current assets less current liabilities) was $51.9 million as of March 31, 2006 compared to $45.6 million as of December 31, 2005. Working capital was net of deferred revenue of $11.8 million and $11.2 million as of March 31, 2006 and December 31, 2005, respectively.

Throughout our history, a significant portion of our revenue has been generated from the U.S. CT market. Going forward, we anticipate a growing contribution from other sources, including an expanding picture archive and communication systems (“PACS”) market, sales of Web-based products and sales to our growing installed customer base.

Overview

We are a leading provider of enterprise-wide advanced visualization and image analysis solutions for use by medical professionals in clinical analysis and therapy planning for medical conditions. We provide software, training, software maintenance, professional services and, on occasion, third-party hardware to our customers. Our technology rapidly transforms complex data generated by diagnostic imaging equipment into functional digital images that can be manipulated and analyzed using our specialized applications to better understand internal anatomy and pathology. We believe our solutions improve physician workflow and productivity, enhance the ability to make clinical decisions, and complement often significant capital investments in diagnostic imaging equipment made by our customers. Our software is compatible with equipment from all major manufacturers of diagnostic imaging equipment, such as computed tomography, or CT, magnetic resonance, or MR, and positron emission tomography, or PET, scanners, and can be integrated into picture archiving and communication systems, or PACS. Many hospitals use PACS to acquire, distribute and archive medical images and diagnostic reports, reducing the need for film and increasing reliance on advanced visualization solutions such as ours. We also offer a Web-based solution that provides physicians with anywhere, anytime access to medical images and visualization tools through any Internet-enabled computer.

Vitrea®, our flagship software product, is an easy-to-use, intuitive, high-speed volume rendering technology that creates interactive two-dimensional, or 2D, three-dimensional, or 3D, and four-dimensional, or 4D, images from information generated by standard CT, MR or PET scanners. Vitrea is most commonly deployed on standalone workstations, using standard computer hardware, and provides advanced visualization for radiological, cardiac, oncological and surgical applications. Vitrea renders vibrant, clear, color images at high speeds and enables users to interactively navigate within these images to visualize, measure and understand internal structures and disease conditions. We believe our user interfaces are intuitive, and they are specifically configured to assist physicians in optimizing their clinical workflow.

ViTALConnect™, our Web-based solution, allows multiple physicians to collaboratively use enterprise-wide advanced visualization in their medical practices. It provides radiologists and referring physicians anywhere, anytime access to interactive 2D, 3D and 4D medical images, including the ability to measure, rotate, analyze and segment images.

We offer enterprise-wide advanced visualization options that can expand the relevance of our products beyond the radiology department to referring physicians and surgical specialists, particularly in the areas of cardiology, cardiovascular, oncology, neurology and gastroenterology. Our advanced visualization options allow physicians to customize their Vitrea software according to their unique requirements. Most options are proprietary; however,

Vitrea also serves as an integration platform for the applications offered by our visualization technology partners. Vitrea’s add-on options include:

Vitrea Option	Clinical Use
• VScore	— Quantify calcium in the four major coronary arteries
• CT Brain Perfusion	— Analyze the blood flow of stroke victims
• Innerview GI (virtual colonoscopy)	— Locate and analyze polyps in the colon
• Automated Vessel Measurements	— Characterize the course and dimensions of diseased blood vessels
• CT Cardiac	— Determine the extent of obstructive coronary artery disease
• Vessel Probe	— Define vascular anatomy and the extent of obstruction in vessels other than the coronary arteries
• CT Lung and Lung Tools	— Visualize and measure nodules in the lungs
• ImageChecker® CT	— Detect pulmonary nodules in the chest
• Fusion7D™	— Visualize images and fuse studies from multiple modalities (i.e., MR and PET)
• CADstream™	— Analyze MR breast exams
• QMass™ MR	— Analyze MR cardiac images

Our software solutions are highly scalable, enabling us to market our products and services to a wide range of customers, including large hospital networks, medical centers, ambulatory clinics, imaging centers and cardiology centers. We have a large installed base of customers, which we believe provides us with a significant barrier to competition and a platform to sell additional Vitrea licenses, options and upgrades. Through March 31, 2006, we had sold approximately 3,000 separate software licenses for our solutions, most of which are Vitrea licenses, for use in more than 1,900 different sites, 500 of which are located outside of the United States. Our customers acquire Vitrea under several different licensing models, including a single license for an entire enterprise, licenses usable only on specified workstations, and floating licenses. Floating licenses allow a customer to purchase a specified number of licenses that can be used on any workstation, but only the purchased number of licenses may be used concurrently.

We operate and manage our business as a single business segment – the development and marketing of software and related services for enterprise-wide advanced visualization and analysis solutions for use by medical professionals in clinical analysis and therapy planning. We market our products and services through a direct sales force and independent distributors in the United States and in international markets. Our common stock is currently traded on The Nasdaq National Market under the symbol “VTAL.”

Critical accounting policies and estimates

Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. We have adopted various accounting policies to prepare the condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. The most significant accounting policies are disclosed in Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. We continually evaluate our critical accounting policies and estimates.

We believe the critical accounting polices listed below reflect significant judgments, estimates and assumptions used in the preparation of our consolidated financial statements.

Allowance for doubtful accounts

We maintain an allowance for doubtful accounts at an amount estimated to be sufficient to provide adequate protection against losses resulting from extending credit to our customers. In judging the adequacy of the allowance for doubtful accounts, we consider multiple factors, including historical bad debt experience, the general economic environment, the need for specific client reserves and the aging of our outstanding receivables. This provision is included in operating expenses as a general and administrative expense in the consolidated statements of operations. A considerable amount of judgment is required in assessing these factors. If the factors utilized in determining the allowance do not reflect future performance, then a change in the allowance for doubtful accounts would be necessary in the period such determination has been made, which would impact future results of operations. As of March 31, 2006, the allowance for doubtful accounts was $320,000 for gross accounts receivable of $14.3 million compared to an allowance for doubtful accounts of $320,000 for gross accounts receivable of $14.7 million as of December 31, 2005.

Deferred taxes

Significant judgment is required in determining the realizability of our deferred tax assets. We must assess the likelihood that our net deferred tax assets will be recovered from future taxable income, and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent that we establish a valuation allowance, it must include an expense within the tax provision in our statement of operations. As of March 31, 2006, our consolidated balance sheet included net deferred tax assets of $11.1 million.

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

Although we had cumulative pretax income for financial reporting purposes for the three years ended December 31, 2005, we did not pay any significant income taxes over that period due to tax deductions from the exercise of stock options as well as our utilization of net operating losses. In assessing the realizability of deferred tax assets as of December 31, 2005, we considered evidence regarding our ability to generate sufficient future taxable income to realize our deferred tax assets. The primary evidence considered included the cumulative pretax income for financial reporting purposes for the past three years; the estimated impact of future tax deductions from the exercise of stock options outstanding as of December 31, 2005; and the estimated future taxable income based on historical operating results.

After giving consideration to these factors, we concluded that it was more likely than not that tax loss carryforwards will be realized prior to expiration and other tax credits that expire prior to 2010 will not be utilized due to the estimated future tax deductions from the exercise of stock options outstanding as of December 31, 2005 as well as utilization of tax loss carryforwards. As a result, we had a valuation allowance of $289,000 as of December 31, 2005 relating to net operating losses and tax credits that expire prior to 2010.

We also concluded that it was more likely than not that the net deferred tax assets of $9.7 million as of December 31, 2005 and the estimated future tax deductions from the exercise of stock options outstanding as of December 31, 2005 would be utilized prior to expiring. Based on this conclusion, we would require approximately $55.6 million in cumulative future taxable income to be generated at various times over the next 20 years to realize the related net deferred tax assets of $9.7 million as of December 31, 2005 as well as the estimated future tax deductions from the exercise of stock options outstanding and in-the-money as of December 31, 2005.

As of March 31, 2006, we determined that there were no events or changes in circumstances that indicated the need to update the December 31, 2005 deferred tax asset realization analysis.

If we reduce our estimates of either future taxable income or future tax deductions from the exercise of stock options, or our stock price increases significantly without an increase in taxable income, causing us to believe that our deferred tax assets will not be utilized, we may need to establish additional valuation allowances on our deferred tax assets, which could materially impact our financial position and results of operations.

Long-lived assets

We review long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable, in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  Events or changes in circumstances that indicate the carrying amount may not be recoverable include, but are not limited to, a significant decrease in the market value of the business or asset acquired, a significant adverse change in the extent or manner in which the business or asset acquired is used, or a significant adverse change in the business climate. If we identify such events or changes in circumstances, we would use the undiscounted cash flows method to determine whether the asset is impaired. Cash flows would include the estimated terminal value of the asset and would exclude any interest charges. If the carrying value of the asset exceeds the undiscounted cash flows over the estimated remaining life of the asset, the asset would be considered impaired and we would decrease the carrying value of the asset to an amount equal to our estimate of the expected discounted cash flows from the asset. The discount rate utilized would be based on our best estimate of the related risks and return at the time the impairment assessment is made.

Our long-lived assets consist of property and equipment of $5.5 million, licensed technology of $180,000 and other intangible assets subject to amortization of $4.2 million as of March 31, 2006.

Goodwill

We account for goodwill in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Under SFAS 142, goodwill and intangible assets with indefinite lives are reviewed for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. We operate as one reporting unit and therefore compare the book value (total stockholders’ equity) to the market value (market capitalization plus a control premium). If the market value exceeds the book value, goodwill is considered not impaired, and thus the second step of the impairment test is not necessary. If our book value exceeds the market value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test, used to measure the amount of impairment loss, compares the implied fair value of the goodwill with the book value of the goodwill. If the carrying value of the goodwill exceeds the implied fair value of the goodwill, an impairment loss would be recognized in an amount equal to the excess. Any loss recognized cannot exceed the carrying amount of goodwill. After a goodwill impairment loss is recognized, the adjusted carrying amount of goodwill is its new accounting basis. Subsequent reversal of a previously recognized goodwill impairment loss is prohibited once the measurement of that loss is completed. We completed the annual goodwill impairment assessment as of December 31, 2005, in which no impairment was identified. Goodwill was $6.1 million as of March 31, 2006.

Agreement with R2 Technology, Inc.

In April 2005, we entered into an agreement with R2 Technology, Inc. (“R2”) to market R2’s lung nodule CAD software product to our customers. The April 2005 agreement replaced our November 2002 agreement with R2. Under the April 2005 agreement, we committed to provide R2 with certain minimum quarterly revenues (“Applicable Minimums”) from the sale of certain R2 lung CAD related products and services (“R2 Lung CAD Products”) over a 12-quarter period ending June 30, 2008. We will receive a commission based on sales of R2 Lung CAD Products to our customers. To the extent the quarterly Applicable Minimum is not met, we will pay R2 the difference between the Applicable Minimum and the actual R2 Lung CAD Product revenue achieved.

The Applicable Minimums for the quarters ending September 30, 2005, December 31, 2005 and March 31, 2006 were $414,000 per quarter. Beginning in the quarter ending June 30, 2006 and for each subsequent quarter thereafter, if the Applicable Minimum for the immediately preceding quarter is not met, the Applicable Minimum will be reduced to the lower of:

i)                                         the Applicable Minimum of the preceding quarter multiplied by the percent by which the product revenue in the preceding quarter fell below that quarter’s Applicable Minimum, up to a maximum decline of twenty-three percent (23%); or

ii)                                      two times the product revenue generated by R2 during the preceding quarter through all other sales, marketing and distribution channels, excluding product revenue generated under the agreement.

If at any time during the remainder of the agreement, the Applicable Minimum is less than $414,000 and R2 Lung CAD Product revenue for a quarter exceeds $414,000, the Applicable Minimum for the next quarter will revert to $414,000. Thereafter, the Applicable Minimums will be subject to the above adjustment. Additionally, at the end of every fourth quarter under the agreement, if the aggregate revenue generated under the agreement in the previous four quarters exceeded that period’s aggregate Applicable Minimums, the remaining Applicable Minimum per quarter will be reduced by the amount of the excess divided by the number of quarters remaining under the agreement.

The Applicable Minimum for the quarter ended December 31, 2005 was not met by approximately $314,000 and, based on then current estimates utilizing all information available, management believed it was probable that the estimated Applicable

Minimum would not be met for the quarter ending March 31, 2006. Additionally, management estimated that the Applicable Minimum would be $0 after March 31, 2006, because, based on information available to us, R2 had not generated any R2 Lung CAD Product revenue through any other sales, marketing and distribution channels, other than product revenue generated under the April 2005 agreement. As a result, we recorded a $410,000 net loss to sales and marketing expense in the quarter ended December 31, 2005 relating to the April 2005 agreement to cover estimated losses through March 31, 2006. The $410,000 net loss was based on the fourth quarter of 2005 shortfall of $314,000 and first quarter of 2006 Applicable Minimum of $414,000 offset by estimated forecasted revenues of $140,000, deferred commission fees on sales as of December 31, 2005 of $142,000 and estimated deferred commission fee on forecasted revenues of $36,000.

The Applicable Minimum for the quarter ended March 31, 2006 was met. As a result, during the quarter ended March 31, 2006, we reversed $236,000 of the $410,000 net loss recorded to sales and marketing expense recorded in the fourth quarter of 2005. The remaining net loss of $174,000 is based on the fourth quarter of 2005 shortfall of $314,000 offset by the deferred commission fees on sales as of December 31, 2005 of $140,000.

Based on current estimates utilizing all information available, we believe that the estimated Applicable Minimum may not be met for the quarter ended June 30, 2006. We estimate that any potential loss for the quarter ended June 30, 2006 ranges from $0 to approximately $250,000. Therefore, no loss accrual was recorded under SFAS No. 5, “Accounting for Contingencies” (“SFAS 5”), which requires that the amount of a loss accrual be recorded at the low end of the estimated probable loss.

The timing of sales of R2 Lung CAD product and the estimated future aggregate Applicable Minimums are a highly subjective determination and actual results and any changes to estimates could have an adverse impact on our financial position and results of operations. We may not generate sufficient revenue to meet the minimum contractual commitment for any particular quarter, and thus may have to pay cash to R2 for the deficit. As of March 31, 2006, the remaining potential aggregate Applicable Minimums range from a minimum of approximately $414,000 to a maximum of approximately $3.7 million. If we foresee that we will not be able to attain the minimum contractual commitment on a continued basis, we may have to take a charge to earnings, which could be up to the amount of the maximum remaining total commitment. Any future losses will be recorded under SFAS 5, which requires the amount to be probable and estimable.

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

We recognize revenue in accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended by SOP 98-4 and SOP 98-9, as well as Technical Practice Aids issued from time to time by the AICPA, and SEC Staff Accounting Bulletin No. 104. We recognize revenue when it is realized or realizable and earned. We consider revenue realized or realizable and earned when we have persuasive evidence of an arrangement, the product has been shipped or the services have been provided to the customer, the sales price is fixed or determinable, and collectability is probable. If all other revenue recognition criteria are met, license revenue from resellers is recognized on either a sell-in basis (when the products are delivered to the reseller) or sell-through basis (when the products are delivered to the end-user) depending on the arrangement with the reseller. We recognize revenue from resellers on a sell-in basis if the reseller assumes all risk of the purchase, has the ability and obligation to pay regardless of receiving payment from the end user, and has a history of timely payments.

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

We license our software and sell products and services to end-users and indirectly through independent distributors, who may be manufacturers of diagnostic imaging equipment, developers of picture archiving and communication systems, or PACS, or developers of other medical products. Terms offered by us do not generally differ based on whether the customer is a direct end-user, a distributor, or a customer of a distributor. We generally offer terms that require payment within 30 to 90 days after product delivery. In rare situations where we offer terms that require payment beyond 90 days after product delivery, revenue is deferred until the payment becomes due. We do not generally offer rights of return, acceptance clauses or price protection to our customers. In rare situations where we provide rights of return or acceptance clauses, revenue is deferred until the clause expires. We evaluate the credit worthiness of all customers. In circumstances in which we do not have experience selling to a customer and lack adequate credit information to conclude that collection is probable, revenue is deferred until the arrangement fees are collected and all other revenue recognition criteria in the arrangement have been met. Additionally:

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

•                  Multiple-Element Arrangements – Many of our arrangements with customers include a combination of software products, system hardware, specified upgrades, maintenance and support, or installation and training services. For such multiple-element arrangements, we recognize revenue using the residual value method, under which the total arrangement fee is allocated among the various elements of the arrangement based on the relative fair value of each element determined by vendor-specific objective evidence. The fair value of maintenance and support services is based upon the renewal rate for continued service arrangements. The fair value of installation and training services is established based upon the price for such services when sold separately. In software arrangements for which we do not have vendor-specific objective evidence of fair value for all elements, revenue is deferred until the earlier of when vendor-specific objective evidence is determined for the undelivered elements (residual method) or when all elements for which we do not have vendor-specific objective evidence of fair value have been delivered.

Equity-based compensation

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123(R), using the modified prospective transition method, and therefore have not restated prior periods’ results. Under this method, we recognize compensation expense for all equity-based payments granted on or after January 1, 2006 and prior to but not yet vested as of January 1, 2006, in accordance with SFAS 123(R). Under the fair value recognition provisions of SFAS 123(R), we recognize equity-based compensation net of an estimated forfeiture rate and only recognize compensation cost for those shares expected to vest on a straight-line basis over the requisite service period of the award. Prior to SFAS 123(R) adoption, we accounted for equity-based payments under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and accordingly did not recognize equity-based compensation related to these options as the exercise price equaled the fair market value of the common stock on the date of grant.

Determining the appropriate fair value model and calculating the fair value of equity-based payment awards require the input of subjective assumptions, including the expected life of the equity-based payment awards and stock price volatility. The assumptions used in calculating the fair value of equity-based payment awards represent management’s best estimates, which involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our equity-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the equity-based compensation expense could be significantly different from what we have recorded in the current period. See Note 3 to the Condensed Consolidated Financial Statements for a further discussion on equity-based compensation.

Results of Operations

The following table sets forth information from our Condensed Consolidate Income Statements, expressed as a percentage of total revenue.

	For the Three Months Ended March 31,
	2006	2005

Revenue:
License fees	69.7%	64.7%
Maintenance and services	28.3	29.6
Hardware	2.0	5.7
Total revenue	100.0	100.0

Cost of revenue:
License fees	7.9	9.5
Maintenance and services	11.0	10.8
Hardware	1.4	3.2
Total cost of revenue	20.3	23.5

Gross profit	79.7	76.5

Operating expenses:
Sales and marketing	32.5	30.2
Research and development	19.1	15.7
General and administrative	15.9	14.1
Loss on operating lease	—	4.4
Total operating expenses	67.5	64.4
Operating income	12.2	12.1
Interest income	3.2	1.4
Income before income taxes	15.4	13.5
Provision for income taxes, net	6.4	4.5
Net income	9.0%	9.0%

Revenue

Total revenue increased 39% to $15.8 million in the first quarter of 2006 from $11.3 million in the first quarter of 2005. The revenue growth was driven by an increase in our core revenue components of software license fees, including revenue from software options and maintenance and service revenue from a larger installed base of customers, offset by a decrease in revenue from hardware sales.

License fee revenue increased 50% to $11.0 million in the first quarter of 2006 compared to $7.3 million in the first quarter of 2005. The increase in license fee revenue was driven by an increase in the number of Vitrea licenses and third party options sold. The installed base of Vitrea customers increased from approximately 2,750 at December 31, 2005 to approximately 3,000 at March 31, 2006. Revenue from Vitrea licenses increased 49% to $4.7 million in the first quarter of 2006 from $3.2 million in the first quarter of 2005. Vitrea option revenue (including third party software) increased 51% to $5.9 million in the first quarter of 2006 from $3.9 million in the first quarter of 2005. In the first quarter of 2006, software license revenue from our distribution agreement with Toshiba increased 31% to $5.2 million from $4.0 million in the first quarter of 2005. License fee revenue from Toshiba represented 47% and 54% of total license fee revenue in the first quarter of 2006 and 2005, respectively. All revenue from Toshiba represented 44% and 55% of total revenue in the first quarter of 2006 and 2005, respectively.

Maintenance and services revenue increased 33% to $4.5 million in the first quarter of 2006 compared to $3.4 million in the first quarter of 2005. The $1.1 million increase in total maintenance and services revenue was primarily due to a $1.1 million increase in maintenance revenue. Installation and training revenue were relatively consistent with the first quarter of 2005. The increase in maintenance revenue in was due to a significant increase in our installed base of customers, as well as increased pricing on maintenance services.

Hardware revenue decreased 51% to $314,000 in the first quarter of 2006 compared to $643,000 in the first quarter of 2005. We sell hardware as a convenience to our customers, and fluctuations are driven by individual customer purchasing preferences. Sales of hardware systems are not core to our strategy and will fluctuate from period to period depending upon the needs of our customers.

Cost of revenue

Gross profit increased 46% to $12.6 million in the first quarter of 2006 compared to $8.7 million in the first quarter of 2005. Gross margin percentage increased to 80% in the first quarter of 2006 compared to 76% in the first quarter of 2005.

A comparison of gross profit and gross margin by revenue category is as follows:

	For the Three Months Ended March 31,
	2006	2005
Gross profit:
License fees	$9,774,178	$6,250,298
Maintenance and services	2,719,986	2,124,819
Hardware	98,135	277,500
Total gross profit	$12,592,299	$8,652,617

Gross margin:
License fees	89%	85%
Maintenance and services	61%	63%
Hardware	31%	43%
Total gross margin	80%	76%

License fee gross margins increased to 89% in the first quarter of 2006 compared to 85% in the first quarter of 2005. The increase was due in part to an increase in the percentage of license revenue generated outside of our Toshiba relationship, as sales through Toshiba have lower average revenue, as well as an increase in total Vitrea option revenue, which has lower associated costs. Amortization of acquired software technology related to the HInnovation acquisition was $279,000 in the first quarters of both 2006 and 2005. Because this amortization charge is a fixed amount, unless we recognize an impairment of this asset or acquire additional software technology, gains in revenue will not be offset by increases in amortization expense, thus positively affecting gross margins. License fee gross margin may fluctuate based on the percentage of our sales of third party software products, which generally carry a lower gross margin.

Maintenance and services gross margin decreased to 61% in the first quarter of 2006 compared to 63% in the first quarter of 2005. The decrease was a result of increased headcount, which grew to 46 people as of March 31, 2006 compared to 27 people as of March 31, 2005, and an increase in equity-based compensation as a result of the implementation of SFAS 123(R) as of January 1, 2006. Equity-based compensation expense increased to $78,000 in the first quarter of 2006 compared to $2,000 in the first quarter of 2005. We will continue to invest in our training, installation, professional services and customer support areas in the future to adequately support our growing installed base of customers. We will also continue to evaluate maintenance and services pricing as our cost structure increases.

Hardware gross margin decreased to 31% in the first quarter of 2006 compared to 43% in the first quarter of 2005. The decrease in hardware gross margin was primarily due to lower sales prices on hardware sold.

Including equity-based compensation, we expect total gross margin to be approximately 79% for the year ended December 31, 2006.

Sales and marketing

Sales and marketing expenses increased 50% to $5.1 million in the first quarter of 2006 compared to $3.4 million in the first quarter of 2005. The increase in expenses was due to an increase in compensation costs as a result of additional personnel, higher equity-based compensation costs as a result of our implementation of SFAS 123(R) as of January 1, 2006, higher sales commission expenses resulting from significantly increased revenue and higher costs for attending industry tradeshows, offset in part by a reversal of a charge incurred in the fourth quarter of 2005 relating to our contractual commitment to sell certain minimum amounts of third party software products manufactured by R2 Technology, Inc. Sales and marketing expenses as a percentage of revenue was 33% and 30% for the quarters ended March 31, 2006 and 2005, respectively.

Equity-based compensation expense related to sales and marketing increased to $458,000 in the first quarter of 2006 compared with $8,000 in the first quarter of 2005. Salaries, benefits and bonus-related expenses, excluding commissions, increased $517,000 to $1.8 million in the first quarter of 2006  compared with $1.3 million in the first quarter of 2005, with the increase being driven primarily by additional personnel to drive and support our growth. We had 61 and 49 sales and marketing personnel as of March 31, 2006 and 2005, respectively. Commission expense increased $357,000 to $1.2 million in the first quarter of 2006 compared with $873,000 in the first quarter of 2005, as commission expense has a direct correlation to increased revenue. Also, as a result of the increased number of personnel, travel and entertainment related expenses increased $132,000 to $514,000 in the first quarter of 2006 in compared with $382,000 in the first quarter of 2005. As we have significantly increased our presence at industry tradeshows, expenses increased $207,000 to $322,000 in the first quarter of 2006 compared with $115,000 in the first quarter of 2005. The increases in the first quarter of 2006 were offset in part by the reversal of $236,000 of the $410,000 loss recorded in the fourth quarter of 2005  relating to our agreement with R2 Technology, Inc. See “Critical accounting policies and estimates – Agreement with R2 Technology, Inc.” for further discussion.

We expect sales and marketing expenses to continue to increase in future periods primarily as a result of the need to support additional growth through the hiring of sales and marketing personnel. Including equity-based compensation, we expect sales and marketing expenses to be between 34% and 35% of total revenue for the year ended December 31, 2006.

Research and development

Research and development expenses increased 70% to $3.0 million in the first quarter of 2006 compared to $1.8 million in the first quarter of 2005. The increase in expenses was due to an increase in compensation costs as a result of additional personnel, higher equity-based compensation costs as a result of our implementation of SFAS 123(R) as of January 1, 2006, higher contract and consulting costs, and a one-time charge related to the retirement of Vincent Argiro, Chief Technology Officer and founder of the company. Research and development expenses as a percentage of revenue were 19% and 16% for the quarters ended March 31, 2006 and 2005, respectively.

Equity-based compensation expense related to research and development increased to $310,000 in the first quarter of 2006, of which $146,000 related to the retirement of Mr. Argiro, which compares to $5,000 in the first quarter of 2005. Salaries, benefits and bonus-related expenses increased $577,000 to $1.8 million in the first quarter of 2006, of which $138,000 related to the retirement of Mr. Argiro. This compares to $1.2 million in of salaries, benefits, and bonus-related expenses the first quarter of 2005, with the increase being driven primarily by additional personnel focused on product innovation and development. We had 73 and 51 research and development personnel as of March 31, 2006 and 2005, respectively. In addition, contract and consulting costs increased $217,000 to $242,000 in the first quarter of 2006 compared to $25,000 in the first quarter of 2005, as we continue to require additional temporary assistance in completing certain research and development activities, specifically in the area of software testing and validation.

We expect research and development expenses to continue to increase in future periods primarily as a result of additional personnel to support the expansion of our product development activities so that we can maintain our status as an industry leader in advanced visualization. Including the equity-based compensation, we expect research and development expenses to be between 20% and 21% of total revenue for the year ended December 31, 2006.

General and administrative

General and administrative expenses increased 58% to $2.5 million in the first quarter of 2006 compared to $1.6 million in the first quarter of 2005. The increase was due in part to increases in compensation costs as a result of an additional number of personnel, higher equity-based compensation costs as a result of the implementation of SFAS 123(R) as of January 1, 2006, and increasing regulatory expenses. The increase was caused primarily by the costs of additional personnel to support increasing infrastructure and other administrative needs. General and administrative expenses as a percentage of revenue were 16% and 14% for the quarters ended March 31, 2006 and 2005, respectively.

Equity-based compensation expense increased to $361,000 in the first quarter of 2006 compared with $2,000 in the first quarter of 2005. Salaries, benefits and bonus-related expenses increased $247,000 to $1.0 million in the first quarter of 2006 compared with $781,000 in the first quarter of 2005. There were 31 and 24 general and administrative personnel as of March 31, 2006 and 2005, respectively. Bad debt expense also increased $184,000 as there was a $184,000 recovery in the first quarter of 2005 and $0 bad debt expense in the first quarter of 2006. In addition, audit, annual report, proxy and other public company-related costs increased $170,000 to $461,000 in the first quarter of 2006 compared with $291,000 in the first quarter of 2005. This increase was due to the timing of the audit and printing of the annual report and proxy, which occurred in the first quarter in 2006 versus the second quarter in 2005.

We expect general and administrative expenses to continue to increase in future periods primarily as a result of additional personnel to support increasing regulatory requirements, and as the costs of being a public company continue to rise. Including the equity-based compensation, we expect general and administrative expenses to be approximately 15% of total revenue for the year ended December 31, 2006.

Equity-based compensation

We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. Our Condensed Consolidated Financial Statements as of and for the three months ended March 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our Condensed Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Equity-based compensation expense recognized under SFAS 123(R) for the three months ended March 31, 2006 was $1.2 million. Equity-based compensation expense of $17,000 for the three months ended March 31, 2005 was related to restricted stock awards. There was no equity-based compensation expense related to employee stock options and employee stock purchases during the three months ended March 31, 2005. On a SFAS 123 pro forma basis, equity-based compensation expense was $723,000 for the three months ended March 31, 2005.

For purposes of calculating the fair value of options under SFAS 123(R), the weighted average fair value of options granted during the three months ended March 31, 2006 was $13.73. For purposes of calculating the fair value of options under SFAS 123, the weighted average fair value of options granted during the three months ended March 31, 2005 was $9.37. The weighted average fair values for the 1997 Plans and the non-plan options were based on the fair values on the dates of grant. The fair values for the 1997 Plans and the non-plan employee options were calculated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the Three Months Ended March 31,
	2006	2005
Expected option life	3.79 years	5.0 years
Expected volatility factor	50%	70%
Expected dividend yield	0%	0%
Risk-free interest rate	4.61%	3.78%
Expected forfeiture rate	1.12%	0%

Prior to March 9, 2006, the expected life of stock options was calculated by performing a detailed analysis of all historical stock option information available. On March 9, 2006, we began to grant options with a five year legal life as opposed to the eight year legal life that had historically been used. As a result, we have elected to use the “simplified” method as described in Staff Accounting Bulletin No. 107, “Share-Based Payment,” to estimate the expected life of options granted on and after March 9, 2006. We will utilize the simplified method until sufficient historical information becomes available on the five year legal life options. The expected volatility is calculated based on the historical volatility of our common stock over the expected option life and other appropriate factors. The decrease in volatility is primarily due to a shorter expected option life over which our common stock price was less volatile. The expected dividend yield is based on our intent to not issue dividends. Risk-free interest rates are calculated based on continuously compounded U.S. Treasury risk-free rates for the appropriate term. The expected forfeiture rate is estimated based on historical experience. In our pro forma information required under SFAS 123 for the periods prior to January 1, 2006, we accounted for forfeitures as they occurred.

As of March 31, 2006, there was $9.4 million of unrecognized compensation expense related to stock options that is expected to be recognized over a weighted-average period of 1.4 years and $2.6 million of unrecognized compensation expense related to restricted stock awards that is expected to be recognized over a weighted-average period of 2.0 years.

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

Interest income

We generated $515,000 of interest income in the first quarter of 2006, compared with $163,000 in the first quarter of 2005. The increase was primarily due to increases in cash, cash equivalents and marketable securities, and an increase in interest rates.

Income taxes

Our quarterly consolidated effective income tax rate was 41.5% for the three months ended March 31, 2006 compared to 33.3% for the same period in 2005 and the consolidated effective income tax rate of 32.8% for fiscal 2005. The provision for income taxes consists of provisions for federal, state and foreign income taxes. The consolidated income tax rate is a composite rate of the various locations and the applicable rates. The increase in the estimated effective tax rate is primarily due to the non-deductibility of incentive stock options, the fair value of which is expensed to operating results effective January 1, 2006 in accordance with SFAS No. 123(R), for which the tax benefit is recorded only upon a disqualifying disposition, and the expiration of the research and development (“R&D”) tax credit on December 31, 2005. The R&D tax credit reduced the company’s 2005 effective tax rate by four percentage points.

The increase in the estimated effective tax rate is due to the non-deductibility of incentive stock options, for which the tax benefit is recorded only upon a disqualifying disposition, and the expiration of the research and development (“R&D”) tax credit on December 31, 2005. The R&D tax credit reduced our 2005 effective tax rate by four percentage points. There is current legislation in Congress that would extend the R&D tax credit and, if approved, we would expect an effective tax rate between 39% and 40% in 2006. We do not anticipate paying any significant income taxes for the next three to six years due to the utilization of net operating losses and tax deductions from the exercise of stock options.

We review our annual effective income tax rate on a quarterly basis and makes changes as necessary. The estimated annual effective income tax rate may fluctuate due to changes in forecasted annual operating income; changes to the valuation allowance for net deferred tax assets; changes to actual or forecasted permanent book to tax differences; impacts from future tax settlements with state, federal or foreign tax authorities; or impacts from tax law changes. In addition, we identify items which are not normal and recurring in nature and treat these as discrete events. The tax effect of discrete items is booked entirely in the quarter in which the discrete event occurs. As of March 31, 2006, we determined that there were no events or changes in circumstances that indicated the need to update the December 31, 2005 deferred tax asset realization analysis.

Liquidity and capital resources

As of March 31, 2006, we had $53.9 million in cash, cash equivalents and marketable securities, working capital of $51.9 million and no borrowings, as compared to $49.8 million in cash, cash equivalents and marketable securities, working capital of $45.6 million and no borrowings as of December 31, 2005.

Operating activities

During the first quarter of 2006, cash provided by operations was $26,000. This amount includes a decrease of $2.5 million related to the excess tax benefit from stock transactions. Before our adoption of SFAS 123(R) as of January 1, 2006, we presented all tax benefits resulting from the exercise of stock options and settlement of restricted stock awards as operating cash inflows in the consolidated statements of cash flows in accordance with the provisions of the Emerging Issues Task Force (“EITF”) Issue No 00-15, “Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option.” SFAS 123(R) requires the benefits of tax deductions in excess of the compensation cost recognized for those options and stock awards to be classified as financing cash inflows rather than operating cash inflows, on a prospective basis. This amount is shown as “Excess tax benefit from stock transactions” on the Condensed Consolidated Statements of Cash Flows.

Cash provided by operations also decreased $1.9 million due to changes in working capital accounts. These changes were primarily related to a $2.1 million decrease in accrued expenses and other current liabilities due to the payment in March 2006 of bonuses earned in 2005 and a $717,000 decrease in accounts payable due to the general timing of payments to vendors. These decreases were partially offset by a $946,000 increase in deferred revenue due to increased sales and an increased customer base. Other working capital changes included a $374,000 increase in prepaid expenses and other current assets and a $372,000 decrease in accounts receivable. Days’ sales outstanding (calculated by dividing quarterly revenue on an annualized basis by ending net accounts receivable) decreased to 81 days as of March 31, 2006 compared to 83 days as of December 31, 2005. We use days’ sales outstanding as an activity measure which places emphasis and focus on accounts receivable, but the measure used by us is not defined under U.S. generally accepted accounting principles, and similarly titled measures may not be computed the same by other companies.

Investing activities

We generated $15.9 million of cash related to investing activities in the first quarter of 2006 compared with a use of $2.2 million in the year-ago quarter.

We used $817,000 and $2.1 million for purchases of property and equipment in the first quarter of 2006 and 2005, respectively. The purchases for both periods were principally to upgrade computer equipment and to purchase computer equipment for new personnel. In addition, we purchased furniture and fixtures and leasehold improvements related to our move to our Minnetonka headquarters in the first quarter of 2005. We anticipate that we will continue to purchase property and equipment necessary in the normal course of business. The amount and timing of these purchases and the related cash outflows in future periods are difficult to predict and depend on a number of factors, including the hiring of employees and the rate of change of computer hardware.

We used $988,000 and $3.1 million to purchase investments in marketable securities during the first quarter of 2006 and 2005, respectively. We realized $17.7 million and $3.0 million of proceeds from maturities of marketable securities during the first quarter of 2006 and 2005, respectively. As of March 31, 2006, our marketable securities consist of U.S. government obligations, U.S. government agency obligations, corporate commercial obligations and certificates of deposits.

Financing activities

Cash provided by financing activities totaled $4.7 million and $1.1 million for the first quarter of 2006 and 2005, respectively. Proceeds from the sale of common stock under stock plans represented $2.2 million and $1.1 million during the first quarter of 2006 and 2005, respectively. The remaining $2.5 million increase in the first quarter of 2006 related to the excess tax benefit from stock transactions. Before our adoption of SFAS 123(R), we presented all tax benefits resulting from the exercise of stock options and settlement of restricted stock awards as operating cash inflows in the consolidated statements of cash flows, in accordance with the provisions of the Emerging Issues Task Force (“EITF”) Issue No 00-15, “Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option.” SFAS 123(R) requires the benefits of tax deductions in excess of the compensation cost recognized for those options and stock awards to be classified as financing cash inflows rather than operating cash inflows, on a prospective basis. This amount is shown as “Excess tax benefit from stock transactions” on the Condensed Consolidated Statement of Cash Flows.

We have never paid or declared any cash dividends and do not intend to pay dividends in the near future.

Off-balance-sheet arrangements

We did not have any off-balance sheet arrangements as of March 31, 2006 or December 31, 2005.

Contingent consideration related to acquisition

We have a contingent consideration agreement related to the acquisition of HInnovation, Inc. The maximum potential contingent consideration was initially $6.0 million. No contingent consideration has been earned, and as of March 31, 2006, the remaining potential maximum contingent consideration was $1.5 million in cash, which may be earned upon porting our base software to HInnovation’s Web-based platform and the commercial launch of the ported product. Two other milestones, based upon achieving revenue targets for the HInnovation products by March 2005 and the licensing products incorporating patents held by HInnovation by February 2006, were not met and expired. Any contingent payments made will result in an equivalent increase in goodwill.

Agreement with R2 Technology, Inc.

In the first quarter of 2006, we reversed $236,000 of the $410,000 loss recorded in the fourth quarter of 2005 on relating our agreement with R2. See “Critical accounting policies and estimates – Agreement with R2 Technology, Inc.” for further discussion. As of March 31, 2006, the remaining potential aggregate commitment under this agreement ranges from a minimum of approximately $414,000 to a maximum of approximately $3.7 million.

Other purchase commitments

We had no significant outstanding purchase orders as of March 31, 2006. We have entered into a number of technology licensing agreements that provide for the payment of royalties when we sell Vitrea. Except for the R2 purchase commitment described above, we are not obligated for any minimum payments under such agreements.

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

None.

Cautionary Statement Regarding Forward-Looking Information

Vital Images desires to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 and is filing this cautionary statement in connection with the Reform Act. This Quarterly Report on Form 10-Q and any other written or oral statements made by or on our behalf may include forward-looking statements that reflect our current views with respect to future events and future financial performance. Certain statements in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of Section 27(a) of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify these forward-looking statements by our use of the words “believes,” “anticipates,” “forecasts,” “projects,” “could,” “plans,” “expects,” “may,” “will,” “would,” “intends,” “estimates,” “predicts” and similar expressions, whether in the negative or affirmative. We wish to caution you that any forward-looking statements made by us or on our behalf are subject to uncertainties and other factors that could cause such statements to be wrong. We cannot guarantee that we actually will achieve these plans, intentions or expectations. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These statements are only predictions and speak only of our views as of the date the statements were made. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, and/or performance of achievements. We do not assume any obligation to update or revise any forward-looking statements that we make, whether as a result of new information, future events or otherwise.

Factors that may impact forward-looking statements include, among others, our abilities to maintain the technological competitiveness of our current products, develop new products, successfully market our products, respond to competitive developments, develop and maintain partnerships with providers of complementary technologies, manage our costs and the challenges that may come with growth of our business, and attract and retain qualified sales, technical and management employees. We are also affected by the growth and regulation of the medical technology industry, including the acceptance of enterprise-wide advanced visualization by hospitals, clinics, and universities, and reimbursement and regulatory practices by Medicare, Medicaid, and private third-party payer organizations. We are also affected by other factors identified in our filings with the Securities and Exchange Commission, some of which are set forth in the section entitled “Item 1A.Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, as modified in Item 1A of Part II of this Quarterly Report on Form 10-Q. Although we have attempted to list comprehensively these important factors, we also wish to caution investors that other factors may prove to be important in the future in affecting our operating results. New factors emerge from time to time, and it is not possible for us to predict all of these factors, nor can we assess the impact each factor or combination of factors may have on our business.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For information regarding our exposure to certain market risks, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, which is hereby incorporated herein. There have been no significant changes in the financial instruments or market risk exposures from the amounts and descriptions disclosed therein.

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

Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

Limitations on the effectiveness of controls

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with established policies or procedures may deteriorate.

Changes in internal control over financial reporting

There were no changes in internal control over financial reporting during the first quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.   Legal proceedings

None.

Item 1A.    Risk Factors

Discussion of our business and operations included in this quarterly report on Form 10-Q should be read together with the risk factors described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005. They describe various risks and uncertainties to which we are, or may become subject. These risks and uncertainties, together with other factors described elsewhere in this report, have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. New risks may emerge at any time, and we cannot predict those risks or estimate the extent to which they may affect financial performance. The information presented below updates and changes and should be read in conjunction with the risk factors and information disclosed in our Form 10-K. These statements, like all statements in this report, speak only as of the date of this report (unless another date is indicated), and we undertake no obligation to update or revise the statements in light of future developments.

We sell our products internationally and are subject to various risks relating to such international activities, which could harm our international sales and profitability.

During the quarters ended March 31, 2006 and March 31, 2005, 18% and 14% of our total revenues were attributable to international sales. During the years ended December 31, 2005, December 31, 2004 and December 31, 2003, 16%, 17% and 13% of our total revenues were attributable to international markets. We expect to further expand our operations internationally. By doing business in international markets, we are exposed to risks separate and distinct from those we face in our domestic operations. Our international business may be adversely affected by changing economic conditions in foreign countries. Because most of our sales are currently denominated in U.S. dollars, if the value of the U.S. dollar increases relative to foreign currencies, our products could become more costly to the international consumer and therefore less competitive in international markets, which could adversely affect our profitability. Furthermore, although currently only a small percentage of our sales are denominated in non-U.S. currency, this percentage may increase in the future, in which case fluctuations in exchange rates could affect demand for our products. Engaging in international business inherently involves a number of other difficulties and risks, including:

•                  Export restrictions and controls relating to technology;

•                  The availability and level of reimbursement within prevailing foreign healthcare payment systems;

•                  Pricing pressure that we may experience internationally;

•                  Required compliance with existing and new foreign regulatory requirements and laws;

•                  Laws and business practices favoring local companies;

•                  Longer payment cycles;

•                  Difficulties in enforcing agreements and collecting receivables through foreign legal systems;

•                  Political and economic instability;

•                  Potentially adverse tax consequences, tariffs and other trade barriers;

•                  International terrorism and anti-American sentiment;

•                  Difficulties and costs of staffing and managing foreign operations;

•                  Changes in currency exchange rates; and

•                  Difficulties in enforcing intellectual property rights.

Our exposure to each of these risks may increase our costs, lengthen our sales cycle and require significant management attention. We cannot assure you that one or more of these factors will not harm our business

Changes in or interpretations of accounting rules and regulations, such as expensing of stock options, could result in unfavorable accounting charges or require us to change our compensation policies.

Accounting methods and policies for business and market practices, including policies regarding expensing stock options, are subject to further review, interpretation and guidance from relevant accounting authorities, including the Securities and Exchange Commission, or SEC. For example, we were previously not required to record equity-based compensation charges if the employee’s stock option exercise price equals or exceeds the fair value of our common stock at the date of grant. In December 2004 and as amended in April 2005, the Financial Accounting Standards Board, or FASB, issued Statement of

Financial Accounting Standard No. 123 (revised 2004), “Share-Based Payment,” or SFAS 123(R), which requires all equity-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning for the year ending December 31, 2006. We adopted SFAS 123(R) using the modified prospective application method under which we apply SFAS 123(R) to new awards granted after the January 1, 2006 date of our adoption of SFAS 123(R) and to any portion of existing awards that were granted after December 15, 1994 and had not vested by January 1, 2006. We expect the impact of the adoption of SFAS 123(R) to be material to our consolidated financial statements. We rely heavily on stock options to compensate existing employees and attract new employees. Our adoption of SFAS 123(R) may cause us to reduce our reliance on stock options as a compensation tool. If we reduce our use of stock options, it may be more difficult for us to attract and retain qualified employees. We estimate that equity-based compensation charges in 2006 will be approximately $3.8 million to $4.5 million after tax, depending on the stock price when new options are granted and the volume and timing of disqualifying dispositions of incentive stock options, all of which are difficult to predict. These factors could also affect our effective tax rate.

We depend on third-party reimbursement. A reduction or other change in reimbursement from third parties could negatively affect our business.

Our products are purchased by hospitals, clinics, imaging centers and other users, which bill various third-party payers, such as government health programs, private health insurance plans, managed care organizations and other similar programs, for the healthcare goods and services provided to their patients. There are currently Current Procedural Terminology, or CPT, reimbursement codes that describe most of the diagnostic procedures that use our products. However, the amount of reimbursement from third-party payers varies by site of service and geographic location and is subject to change. Payers may deny reimbursement if they determine that a product used in a procedure was not used in accordance with established payer protocol regarding cost-effective treatment methods or was used for an unapproved indication. Third-party payers are increasingly challenging the prices charged for medical services and, in some instances, have put pressure on service providers to lower their prices or reduce their services. We are unable to predict what changes will be made in the reimbursement methods used by third-party healthcare payers. Third-party payers may not consider as cost effective the procedures in which our products are used. Reimbursement for such procedures may not be available or, if available, payers’ low reimbursement levels may adversely affect our ability to sell our products on profitable basis. In addition, there have been and may continue to be changes and proposals by legislators, regulators and third-party payers to curb further these costs in the future. For example, the Deficit Reduction Act of 2005, or the DRA, which was signed into law of February 8, 2006, imposes caps on Medicare payment rates for certain imaging services, including MR and PET, furnished in physicians’ offices and other non-hospital based settings. Under the caps, payments for specified imaging services cannot exceed the hospital outpatient payment rates for these services. This change is to apply to services furnished on or after January 1, 2007. The DRA also codifies a reduction in Medicare payments for multiple images performed on contiguous body parts. A failure by hospitals and other users of our products to obtain reimbursement for third-party payers, changes in third-party payers’ policies toward reimbursement for procedures using our products or legislative action could have a material adverse effect on our business, financial condition and results or operations.

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

VITAL IMAGES, INC.

May 10, 2006	/s/ Michael H. Carrel
Michael H. Carrel
Chief Operating Officer and Chief Financial Officer (Chief Financial Officer and Chief Accounting Officer)