Form 10-Q
period 2006-06-30
VITAL IMAGES INC
filed 2006-08-09
CIK 912888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Yes   ☐   No   ☒

On August 4, 2006, there were 13,235,561 shares of the Registrant’s common stock, par value $.01 per share, outstanding.

Vital Images, Inc.
Form 10-Q
June 30, 2006

Part I. Financial Information

Item 1. Financial Statements

Vital Images, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$49,909,101	$20,844,640
Marketable securities	10,718,407	28,965,329
Accounts receivable, net	13,385,000	14,330,087
Deferred income taxes	717,000	717,000
Prepaid expenses and other current assets	1,560,803	1,227,586
Total current assets	76,290,311	66,084,642
Property and equipment, net	6,132,577	5,361,319
Deferred income taxes	9,852,000	8,949,000
Licensed technology, net	150,000	210,000
Other intangible assets, net	3,851,000	4,493,000
Goodwill	6,052,744	6,052,744
Total assets	$102,328,632	$91,150,705

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,413,615	$2,639,608
Accrued compensation	2,954,139	3,687,866
Accrued royalties	1,009,788	1,347,660
Other current liabilities	1,359,134	1,575,215
Deferred revenue	12,882,410	11,230,578
Total current liabilities	20,619,086	20,480,927
Deferred revenue	1,111,692	645,230
Deferred rent	1,134,131	1,235,051
Total liabilities	22,864,909	22,361,208

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock: $0.01 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock: $0.01 par value; 20,000,000 shares authorized; 13,211,545 issued and outstanding as of June 30, 2006; and 12,847,744 issued and outstanding as of December 31, 2005	132,115	128,478
Additional paid-in capital	82,196,981	75,918,201
Deferred stock-based compensation	—	(1,707,013)
Accumulated deficit	(2,856,375)	(5,530,236)
Accumulated other comprehensive loss	(8,998)	(19,933)
Total stockholders’ equity	79,463,723	68,789,497
Total liabilities and stockholders’ equity	$102,328,632	$91,150,705

(The accompanying notes are an integral part of the condensed consolidated financial statements.)

Vital Images, Inc.
Condensed Consolidated Income Statements
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005
Revenue:
License fees	$11,369,497	$7,958,075	$22,386,455	$15,289,073
Maintenance and services	5,031,320	3,510,503	9,496,091	6,861,358
Hardware	512,338	479,667	826,638	1,122,742
Total revenue	16,913,155	11,948,245	32,709,184	23,273,173

Cost of revenue:
License fees	1,287,271	1,343,337	2,530,051	2,424,037
Maintenance and services	1,873,959	1,397,756	3,618,744	2,623,792
Hardware	337,453	288,854	553,618	654,429
Total cost of revenue	3,498,683	3,029,947	6,702,413	5,702,258

Gross profit	13,414,472	8,918,298	26,006,771	17,570,915

Operating expenses:
Sales and marketing	6,233,708	4,049,492	11,373,772	7,469,536
Research and development	3,114,792	1,985,337	6,135,954	3,763,498
General and administrative	2,618,506	1,924,864	5,124,982	3,515,251
Loss on operating lease	—	—	—	493,000
Total operating expenses	11,967,006	7,959,693	22,634,708	15,241,285

Operating income	1,447,466	958,605	3,372,063	2,329,630

Interest income	684,260	237,785	1,198,798	401,029
Income before income taxes	2,131,726	1,196,390	4,570,861	2,730,659
Provision for income taxes	885,000	462,000	1,897,000	973,000
Net income	$1,246,726	$734,390	$2,673,861	$1,757,659

Net income per share — basic	$0.09	$0.06	$0.20	$0.14
Net income per share — diluted	$0.09	$0.06	$0.19	$0.13

Weighted average common shares outstanding — basic	13,175,150	12,323,549	13,069,421	12,197,891
Weighted average common shares outstanding — diluted	13,905,749	13,128,420	13,890,359	13,044,408

(The accompanying notes are an integral part of the condensed consolidated financial statements.)

Vital Images, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the six months ended June 30,
	2006	2005
Cash flows from operating activities:
Net income	$2,673,861	$1,757,659
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,254,703	1,003,544
Amortization of identified intangibles	702,000	702,000
Provision for doubtful accounts	—	(184,395)
Deferred income taxes	1,897,000	(361,000)
Tax benefit from stock transactions	—	1,334,000
Excess tax benefit from stock transactions	(2,735,408)	—
Amortization of discount and accretion of premium on marketable securities	(234,623)	194,838
Employee stock-based compensation	2,432,799	107,142
Non-employee stock-based compensation	8,207	6,332
Loss on operating lease	—	493,000
Amortization of deferred rent	(93,257)	(74,147)
Changes in operating assets and liabilities:
Accounts receivable	945,087	(1,541,231)
Prepaid expenses and other assets	(333,217)	(450,542)
Accounts payable	(428,931)	367,337
Accrued expenses and other liabilities	(1,476,241)	(412,957)
Deferred revenue	2,118,294	1,226,484
Deferred rent	—	1,180,354
Net cash provided by operating activities	6,730,274	5,348,418

Cash flows from investing activities:
Purchases of property and equipment	(1,823,023)	(3,719,768)
Purchases of marketable securities	(12,748,415)	(7,462,197)
Maturities of marketable securities	31,247,895	5,717,000
Net cash provided by (used in) investing activities	16,676,457	(5,464,965)

Cash flows from financing activities:
Proceeds from sale of common stock under stock plans	2,922,322	2,280,436
Excess tax benefit from stock transactions	2,735,408	—
Net cash provided by financing activities	5,657,730	2,280,436

Net increase in cash and cash equivalents	29,064,461	2,163,889
Cash and cash equivalents, beginning of period	20,844,640	24,119,157
Cash and cash equivalents, end of period	$49,909,101	$26,283,046

(The accompanying notes are an integral part of the condensed consolidated financial statements.)

Vital Images, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.                Basis of presentation

The accompanying unaudited condensed consolidated financial statements of Vital Images, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, for a fair statement, have been included. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the year ending December 31, 2006. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, HInnovation, Inc., Vital Images Holding B.V. and Vital Images Europe, B.V. All intercompany accounts and transactions have been eliminated. The Company views its operations and manages its business as one reportable segment — the development and marketing of software and related services for enterprise-wide advanced visualization and analysis solutions for use by medical professionals in clinical analysis and therapy planning. Factors used to identify the Company’s single operating segment include the financial information available for evaluation by the chief operating decision maker in making decisions about how to allocate resources and assess performance. The Company markets its products and services through a direct sales force and independent distributors in the United States and international markets.

2.           Major customer and geographic data

The following customers accounted for more than 10% of the Company’s total revenue for the periods indicated:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Toshiba Medical Systems Corporation	$5,785,000	$5,608,000	$12,666,000	$11,501,000
Percentage of total revenue	34%	47%	39%	49%
McKesson Information Systems LLC	$1,806,000	$417,000	$3,509,000	$1,454,000
Percentage of total revenue	11%	3%	11%	6%

As of June 30, 2006 and December 31, 2005, Toshiba Medical Systems Corporation accounted for 28% and 36% of accounts receivable, respectively. As of June 30, 2006 and December 31, 2005, McKesson Information Systems LLC accounted for 14% and 7% of accounts receivable, respectively.

Substantially all of the Company’s export sales are negotiated, invoiced and paid in U.S. dollars. Export sales by geographic area are summarized as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Europe	$965,000	$1,095,000	$2,649,000	$1,955,000
Asia and Pacific Region	554,000	535,000	1,141,000	1,131,000
Other Foreign Countries	711,000	465,000	1,256,000	573,000
Totals	$2,230,000	$2,095,000	$5,046,000	$3,659,000
Percentage of total revenue	13%	18%	15%	16%

3.           Equity-based compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all equity-based payment awards made to employees and directors, including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan (“employee stock purchases”), based on estimated fair values. SFAS 123(R) supersedes the

Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. The Company’s Condensed Consolidated Financial Statements as of and for the three and six months ended June 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Condensed Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Equity-based compensation expense recognized under SFAS 123(R) for the three and six months ended June 30, 2006 was $1.2 and $2.4 million. Equity-based compensation expense of $96,000 and $114,000 for the three and six months ended June 30, 2005 was related to restricted stock awards. There were no equity-based compensation expenses related to employee stock options and employee stock purchases during the three and six months ended June 30, 2005. Applying SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) on a pro forma basis, equity-based compensation expense was $831,000 and $1.6 million for the three and six months ended June 30, 2005.

The following table illustrates how equity-based compensation was allocated to the income statement as well as the effect on net income and net income per share of all equity-based compensation recognized under SFAS 123(R):

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Cost of revenue	$101,005	$179,077
Sales and marketing	528,312	986,334
Research and development	173,221	483,001
General and administrative	431,899	792,594
Equity-based compensation before income taxes	1,234,437	2,441,006
Income tax benefit	(347,105)	(618,020)
Total equity-based compensation after income taxes	$887,332	$1,822,986

Impact on basic earnings per share	$0.07	$0.14
Impact on diluted earnings per share	$0.06	$0.13

The following table illustrates the effect on net income and net income per share as if we had applied the fair value recognition provisions of SFAS 123 to equity-based compensation during periods prior to January 1, 2006:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income, as reported	$734,390	$1,757,659
Add: Equity-based employee compensation expense included in reported net income, net of related tax effects	56,191	66,471
Deduct: Total equity-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(491,037)	(919,864)
Pro forma net income	$299,544	$904,266

Net income per share - basic:
As reported	$0.06	$0.14
Pro forma	$0.02	$0.07

Net income per share - diluted:
As reported	$0.06	$0.13
Pro forma	$0.02	$0.07

SFAS 123(R) requires companies to estimate the fair value of equity-based payment awards on the date of grant using an option-pricing model. The Company uses the Black-Scholes option-pricing model, which requires the input of assumptions including an estimate of the average period of time employees will retain vested stock options before exercising them, the estimated volatility of the Company’s common stock price over the expected term and the number of options that will ultimately be forfeited before completing vesting requirements. Changes in the assumptions can materially affect the estimate of fair value of equity-based compensation and, consequently, the related expense recognized. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite vesting period. Prior to the adoption of SFAS 123(R), the Company accounted for equity-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under SFAS 123.

Under the intrinsic value method, no equity-based compensation expense had been recognized related to employee stock options because the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.

Equity-based compensation expense recognized for the three and six months ended June 30, 2006 included compensation expense for equity-based payment awards granted on or prior to December 31, 2005 but not yet vested as of that date. The compensation expense for these awards is based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123, which was in effect on and prior to December 31, 2005. Compensation expense for the equity-based payment awards granted subsequent to December 31, 2005 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Because equity-based compensation expense recognized for the three and six months ended June 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to January 1, 2006, the Company accounted for forfeitures as they occurred.

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

On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” (“FSP No. FAS 123(R)-3”). FSP No. FAS 123(R)-3 provides an alternative method of calculating the excess tax benefits available to absorb tax deficiencies recognized after the adoption of SFAS 123(R). The calculation of excess tax benefits reported as an operating cash outflow and a financing inflow in the Statement of Cash Flows required by FSP No. FAS 123(R)-3 differs from that required by SFAS 123(R). The Company has until December 2006 to make a one-time election to adopt the transition method described in FSP No. FAS 123(R)-3. The Company is currently evaluating FSP No. FAS 123(R)-3; however, the one-time election will not affect operating income or net income. During the interim period, the Company used the alternative method of calculating the excess tax benefits available after the adoption of SFAS 123(R).

Stock Options

In May 1997, Bio-Vascular, Inc., which is now known as Synovis Life Technologies, Inc., as the sole shareholder of the Company, approved and adopted the Vital Images, Inc. 1997 Stock Option and Incentive Plan (the “Stock Option Plan”), which became effective on May 12, 1997 (the “Distribution Date”). Under the terms of the Stock Option Plan, the Board of Directors or a committee of the Board may grant options and other equity-based awards to key employees to purchase shares of the Company’s common stock at an option exercise price equal to or greater than 85% of the fair market value on the date of grant. The options are exercisable at such times, in installments or otherwise, as the Board of Directors or a committee of the Board may determine. Generally, these options have a term of five or eight years and are exercisable as to 28% of the total grant one year after the date of grant and 2% per month thereafter. The total number of shares of common stock that may be issued or awarded under the Stock Option Plan is 4,100,000 shares. As of June 30, 2006, there were 407,440 shares available for the grant of awards under the Stock Option Plan.

Also in May 1997, Bio-Vascular, as the sole shareholder of the Company, approved and adopted the Vital Images, Inc. 1997 Director Stock Option Plan (the “Director Plan”) (together with the Stock Option Plan, the “1997 Plans”), which became effective on the Distribution Date. The Director Plan provides non-employee directors with automatic grants of stock options and allows the Board of Directors to make additional discretionary option grants to any or all directors. Options that are granted under the Director Plan are granted with an option price equal to the fair market value on the date of grant, have a term of five or eight years, are non-qualified options and become exercisable in three equal annual installments beginning on the first occurring December 31 after the date of grant. The total number of shares of common stock that may be issued or awarded under the Director Plan is 500,000 shares. As of June 30, 2006, there were 153,000 shares available for the grant of awards under the Director Plan.

On May 4, 2006, the shareholders of the Company approved the Vital Images, Inc. 2006 Long-Term Incentive Plan (“2006 Plan”). The 2006 Plan provides that the total number of shares of the Company’s common stock that may be subject to options, restricted stock awards and other equity awards granted under the 2006 Plan shall not exceed 900,000 shares. The 2006 Plan provides the Board of Directors or a committee of the Board the authority to grant incentive stock options qualified as such under Section 422 of the Internal Revenue Code of 1986 and nonqualified stock options, awards of restricted stock, stock appreciation rights, other equity-based awards, cash-based awards or any combination of such awards subject to the terms of the 2006 Plan. As of June 30, 2006, there were 900,000 shares available for the grant of awards under the 2006, Plan.

The following table summarizes stock option activity for the six months ended June 30, 2006:

	Shares Underlying Options	Weighted- Average Exercise Price Per Share	Weighted- Average Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Total options outstanding as of December 31, 2005	1,997,275	$11.45
Options granted	339,800	$31.17
Options exercised	(331,507)	$8.34
Options forfeited/cancelled/expired	(8,704)	$21.99
Total options outstanding as of June 30, 2006	1,996,864	$15.27	4.97	$21,004

Options exercisable as of June 30, 2006	1,090,850	$10.17	4.23	$15,850

As of June 30, 2006, there was $9.2 million of unrecognized compensation expense related to stock options that is expected to be recognized over a weighted-average period of 2.7 years.

The aggregate intrinsic value of options (the amount by which the market price of the stock on the date of exercise exceeded the exercise price of the option) exercised during the three and six months ended June 30, 2006 was $1.1 million and $8.2 million, respectively. Cash received from the exercise of stock options for the three and six months ended June 30, 2006 was $594,000 and $2.8 million, respectively. The total tax benefit realized for the tax deductions from options exercised for the three and six months ended June 30, 2006 was $336,000 and $2.8 million, respectively.

The aggregate intrinsic value of options (the amount by which the market price of the stock on the date of exercise exceeded the exercise price of the option) exercised during the three and six months ended June 30, 2005 was $1.8 million and $3.9 million, respectively. Cash received from the exercise of stock options for the three and six months ended June 30, 2005 was $1.0 million and $2.2 million, respectively. The total tax benefit realized for the tax deductions from options exercised for the three and six months ended June 30, 2005 was $575,000 and $1.3 million, respectively.

For purposes of calculating the fair value of options under SFAS 123(R), the weighted average fair value of options granted during the three and six months ended June 30, 2006 was $12.70 and $13.51, respectively.  For purposes of calculating the fair value of options under SFAS 123, the weighted average fair value of options granted during the three and six months ended June 30, 2005 was $9.70 and $9.58, respectively. The weighted average fair values for the options were based on the fair values on the dates of grant. The fair values for the options were calculated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Expected option life	3.75 years	5.00 years	3.78 years	5.00 years
Expected volatility factor	55%	67%	51%	68%
Expected dividend yield	0%	0%	0%	0%
Risk-free interest rate	4.87%	3.75%	4.67%	3.76%
Expected forfeiture rate	1.12%	0.00%	1.12%	0.00%

Prior to March 9, 2006, the expected life of stock options was calculated by performing a detailed analysis of all historical stock option information available. On March 9, 2006, the Company began to grant options with a five-year legal life instead of the eight-year legal life that had historically been used. As a result, the Company has elected to use the “simplified” method as described in Staff Accounting Bulletin No. 107, “Share-Based Payment,” to estimate the expected life of options granted on and after March 9, 2006. The Company will utilize the simplified method until sufficient historical information becomes available on the five-year legal life options. The expected volatility is calculated based on the historical volatility of the Company’s common stock over the expected option life and other appropriate factors. The decrease in volatility is primarily due to a shorter expected option life over which the Company’s common stock price was less volatile. The expected dividend yield is based on the Company’s intent to not issue dividends for the foreseeable future. Risk-free interest rates are calculated based on continuously compounded U.S. Treasury risk-free rates for the appropriate term. The expected forfeiture rate is estimated based on historical experience. In the Company’s pro forma information required under SFAS 123 for the periods prior to January 1, 2006, the Company accounted for forfeitures as they occurred.

Restricted Stock

The Company grants nonvested shares of common stock (“restricted stock”) to certain employees under the Stock Option Plan. The restricted stock generally vests 25% annually beginning one year after the grant date. The Company records equity-based compensation expense equal to the fair market value of the common stock on the date of grant ratably over the vesting period. Equity-based compensation expense related to restricted stock was $197,000 and $346,000  for the three and six months ending June 30, 2006, respectively. Equity-based compensation expense related to restricted stock was $91,000 and $108,000 for the three and six months ending June 30, 2005, respectively.

The following table summarizes the restricted stock activity for the six months ended June 30, 2006:

		Weighted-Average
		Grant Date Fair
	Restricted Shares	Value Per Share
Total outstanding as of December 31, 2005	114,770	$17.61
Shares granted	32,510	$31.99
Shares vested	(17,860)	$16.02
Shares forfeited/cancelled	(1,290)	$24.38
Total outstanding as of June 30, 2006	128,130	$21.41

As of June 30, 2006, there was $2.4 million of unrecognized compensation expense related to restricted stock awards that is expected to be recognized over a weighted-average period of 3.1 years.  The aggregate fair value of restricted stock vested was $508,000 for the six months ended June 30, 2006. The total tax benefit realized for the tax deductions from restricted stock vested during the three and six months ended June 30, 2006 was $40,000 and $202,000, respectively. There was no restricted stock that vested during the six months ended June 30, 2005.

Employee Stock Purchase Plan

The 1997 Employee Stock Purchase Plan (the “ESPP”) was approved and adopted by Bio-Vascular, as the sole shareholder of the Company, in May 1997. The ESPP, which became effective on July 1, 1997, enables eligible employees to purchase the Company’s common stock at a price equal to 85% of the fair market value of the stock on the date an offering period commences or on the date an offering period terminates, whichever is lower. Under the ESPP, an aggregate of up to 250,000 shares of common stock can be issued and sold to participating employees of the Company through a series of three-month offering periods, beginning July 1, 1997. The ESPP covers substantially all employees, subject to certain limitations. Each employee may elect to have up to 10% of his or her base pay withheld and applied toward the purchase of shares in each such offering period. ESPP compensation expense was $27,000 and $23,000 for the three months ended June 30, 2006 and 2005, respectively.  ESPP compensation expense was $46,000 and $33,000 for the six months ended June 30, 2006 and 2005, respectively.

The fair value of stock compensation expense associated with our ESPP was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Expected life of ESPP options	3 months	3 months	3 months	3 months
Expected volatility factor	68%	41%	59%	42%
Expected dividend yield	0%	0%	0%	0%
Risk-free interest rate	4.56%	2.76%	4.37%	2.53%

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

The computations for basic and diluted net income per share are as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Numerator:
Net income	$1,246,726	$734,390	$2,673,861	$1,757,659

Denominator:
Denominator for weighted average common shares outstanding - basic	13,175,150	12,323,549	13,069,421	12,197,891
Dilution associated with the Company’s stock-based compensation plans	730,599	804,871	820,938	846,517
Denominator for weighted average common shares outstanding - diluted	13,905,749	13,128,420	13,890,359	13,044,408

Net income per share — basic	$0.09	$0.06	$0.20	$0.14
Net income per share — diluted	$0.09	$0.06	$0.19	$0.13

Antidilutive stock options and restricted stock awards excluded from above calculation	297,640	353,880	294,640	383,880

As discussed in Note 9 to the condensed consolidated financial statements, the contingent stock consideration related to the acquisition of HInnovation, Inc. has not been earned to date; accordingly, there was no impact on the Company’s diluted income per share for all periods presented.

5.           Comprehensive income

Comprehensive income as defined by SFAS No. 130, “Reporting Comprehensive Income” (“SFAS 130”), includes net income and items defined as other comprehensive income. SFAS 130 requires that items defined as other comprehensive income, such as unrealized gains and losses on certain marketable securities, be separately classified in the financial statements. Such items are reported in the consolidated statements of stockholders’ equity as comprehensive income.

The components of comprehensive income were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net income	$1,246,726	$734,390	$2,673,861	$1,757,659
Other comprehensive (income) loss:
Net change in unrealized gain on available-for-sale investments, net of tax	(3,712)	13,672	10,935	5,687
Comprehensive income	$1,243,014	$748,062	$2,684,796	$1,763,346

Accumulated other comprehensive loss was $8,998 and $19,933 as of June 30, 2006 and December 31, 2005, respectively.

6.           Other intangible assets and goodwill

Acquired intangible assets subject to amortization were as follows:

	June 30, 2006			December 31, 2005
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Existing software technology	$3,400,000	$(1,624,000)	$1,776,000	$3,400,000	$(1,282,000)	$2,118,000
Patents and patent applications	3,000,000	(1,026,000)	1,974,000	3,000,000	(810,000)	2,190,000
Non-compete/employment agreements	500,000	(399,000)	101,000	500,000	(315,000)	185,000
Total intangible assets subject to amortization	$6,900,000	$(3,049,000)	$3,851,000	$6,900,000	$(2,407,000)	$4,493,000

Intangible assets subject to amortization are amortized on a straight-line basis over the estimated period of benefit. Amortization expense related to other intangible assets was $321,000 for the three months ended June 30, 2006 and 2005.  Amortization expense related to other intangible assets was $642,000 for the six months ended June 30, 2006 and 2005.  The estimated future amortization expense for identified intangible assets as of June 30, 2006 is as follows:

Remainder of 2006	$642,000
2007	1,133,000
2008	1,116,000
2009	498,000
2010	432,000
2011	30,000
$3,851,000

The preceding expected amortization expense is an estimate. Actual amortization expense may differ from estimates due to additional intangible asset acquisitions, impairment of intangible assets, accelerated amortization of intangible assets and other events.

Goodwill

There were no changes in the carrying amount of goodwill during the three and six months ended June 30, 2006.

7.           Deferred revenue

The components of deferred revenue were as follows:

	June 30, 2006	December 31, 2005
Maintenance and support	$8,506,727	$7,136,577
Training	4,280,652	3,528,738
Installation	488,359	224,550
Software	452,092	592,353
Hardware and other	266,272	393,590
Total deferred revenue	13,994,102	11,875,808
Less current portion	(12,882,410)	(11,230,578)
Long-term portion of deferred revenue	$1,111,692	$645,230

8.           Income taxes

The Company’s quarterly consolidated effective income tax rate was 41.5% for the six months ended June 30, 2006 compared to 35.6% for the same period in 2005 and the consolidated effective income tax rate of 32.8% for fiscal 2005. The provision for income taxes consists of provisions for federal, state and foreign income taxes. The consolidated income tax rate is a composite rate of the various locations and the applicable rates. The increase in the estimated effective tax rate is primarily due to the non-deductibility of incentive stock options, the fair value of which is expensed to operating results effective January 1, 2006 in accordance with SFAS 123(R), for which the tax benefit is recorded only upon a disqualifying disposition, and the expiration of the research and development (“R&D”) tax credit on December 31, 2005. The R&D tax credit reduced the Company’s 2005 effective tax rate by four percentage points.

The Company reviews its annual effective income tax rate on a quarterly basis and makes changes as necessary. The estimated annual effective income tax rate may fluctuate due to changes in forecasted annual pretax income; changes to the valuation allowance for net deferred tax assets; changes to actual or forecasted permanent book to tax differences; impacts from future tax settlements with state, federal or foreign tax authorities; or impacts from tax law changes. In addition, the Company identifies items which are not normal and recurring in nature and treats these as discrete events. The tax effect of discrete items is booked entirely in the quarter in which the discrete event occurs. As of June 30, 2006, the Company determined that there were no events or changes in circumstances that indicated the need to update the December 31, 2005 deferred tax asset realization analysis.

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

The Applicable Minimums for the quarters ending September 30, 2005, December 31, 2005 and March 31, 2006 were $414,000 per quarter. Beginning in the quarter ended June 30, 2006 and for each subsequent quarter thereafter, the Applicable Minimum will be equal to the immediately preceding quarter unless the Applicable Minimum for the immediately preceding quarter was not met, at which time the Applicable Minimum will be reduced to the lower of:

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

If at any time during the remainder of the agreement term, the Applicable Minimum is less than $414,000 and R2 Lung CAD Product revenue for a quarter exceeds $414,000, the Applicable Minimum for the next quarter will revert to $414,000. Thereafter, the Applicable Minimums will be subject to the above adjustment. Additionally, at the end of every fourth quarter under the agreement, if the aggregate revenue generated under the agreement in the previous four quarters exceeded that period’s aggregate Applicable Minimums, the remaining Applicable Minimum per quarter will be reduced by the amount of the excess divided by the number of quarters remaining under the agreement.

The Applicable Minimum for the quarter ended June 30, 2006 was not met by approximately $255,000.  As a result, the Company recorded a $167,000 expense to sales and marketing expense in the quarter ended June 30, 2006 to cover actual losses through June 30, 2006. The $167,000 expense was based on the second quarter of 2006 shortfall of $255,000 offset by $88,000 of deferred commission fees on sales as of June 30, 2006.  Additionally, based on information available to the Company, R2 had not generated any R2 Lung CAD Product revenue through any other sales, marketing and distribution channels, other than revenue generated from customers under this agreement.  As a result, the Applicable Minimum for the quarter ending September 30, 2006 is $0.  Thereafter, the Applicable Minimum will be adjusted only if at any time during the remainder of the agreement R2 Lung CAD Product revenue for a quarter exceeds $414,000 as described above.

The Applicable Minimum for the quarter ended December 31, 2005 was not met by approximately $314,000 and, based on then current estimates utilizing all information available, management believed it was probable that the estimated Applicable Minimum would not be met for the quarter ending March 31, 2006. Additionally, management estimated that the Applicable Minimum would be $0 after March 31, 2006 because, based on information available to the Company, R2 had not generated any R2 Lung CAD Product revenue through any other sales, marketing and distribution channels, other than R2 Lung CAD Product revenue generated from customers under this agreement. As a result, the Company recorded a $410,000 expense to sales and marketing expense in the quarter ended December 31, 2005 relating to this agreement to cover estimated losses through March 31, 2006. The $410,000 expense was based on the fourth quarter of 2005 shortfall of $314,000 and first quarter of 2006 Applicable Minimum of $414,000 offset by estimated forecasted revenues of $140,000, deferred commission fees on sales as of December 31, 2005 of $142,000 and estimated deferred commission fee on forecasted revenues of $36,000.  The Applicable Minimum for the quarter ended March 31, 2006 was met. Based on then current estimates utilizing all information available, management believed that it was probable that the estimated Applicable Minimum would be met for the quarter ending June 30, 2006, and there was no indication as of March 31, 2006 that the estimated aggregate Applicable Minimums for subsequent quarters under the agreement would not be met.  As a result, during the quarter ended March 31, 2006, the Company reversed $236,000 of the $410,000 expense recorded to sales and marketing expense recorded in the fourth quarter of 2005.  The remaining expense of $174,000 was based on the fourth quarter of 2005 shortfall of $314,000 offset by the $140,000 of deferred commission fees on sales as of December 31, 2005.

The estimated future aggregate Applicable Minimums is a highly subjective determination, and actual results and any changes to estimates could have an adverse impact on the Company’s financial position and results of operations.  The Company may not generate sufficient revenue to meet the minimum contractual commitment for any particular quarter, and thus it may have to pay cash to R2 for the deficit.  As of June 30, 2006, the remaining potential aggregate Applicable Minimums range from a minimum of $0 to a maximum of approximately $2.8 million.  If the Company foresees that it will not be able to attain the minimum contractual commitment on a continued basis, it may have to take a charge to earnings, which could be up to the amount of the maximum remaining total commitment.  Any future losses will be recorded under SFAS No. 5, “Accounting for Contingencies,” which requires the amount to be probable and estimable.

The Company has not recognized any commission revenue relating to this agreement, as it was not considered to be fixed or determinable due to the potential for payments by the Company to R2 relating to the Applicable Minimums.

As of July 13, 2006, R2 was acquired by Hologic, Inc.

Contingent consideration related to acquisition

The Company has a contingent consideration agreement related to its acquisition of HInnovation, Inc. in February 2004. The maximum potential contingent consideration was initially $6.0 million. No contingent consideration has been earned. As of June 30, 2006, the remaining potential contingent consideration consisted of $3.0 million in the Company’s common stock which may be earned upon porting the Company’s base software to HInnovation’s Web-based platform and the commercial launch of the ported product.  However, in no case shall the number of shares common stock comprising the contingent consideration exceed 300,000 shares and, if, at the time of issuance, the aggregate market value of the 300,000 shares is less than $3.0 million, the Company will pay cash to compensate for the shortfall.  The number of shares of common stock to be issued under the equity portion of the contingent consideration will be determined by the average closing price of the Company’s common stock during the 10 trading days before completion of the milestone.  Two other milestones, based upon achieving revenue targets for the HInnovation products by March 2005 and licensing products using patents held by HInnovation by February 2006, were not met and expired. Any contingent payments made will result in an equivalent increase in goodwill.

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

New Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides related guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. FIN 48 is effective for the Company beginning January 1, 2007. The Company is currently evaluating the impact of FIN 48.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive summary

Vital Images, Inc. (also referred to as “we”, “us” and “our”) continued to achieve significant growth during the second quarter ended June 30, 2006, specifically:

•                  Total revenue increased 42% to $16.9 million compared to $11.9 million for the second quarter of 2005.

•                  Pretax income increased to $2.1 million, which included $1.2 million of equity-based compensation costs, compared to pretax income of $1.2 million for the second quarter of 2005, which included $96,000 of equity-based compensation costs.

•                  Net income increased to $1.2 million, or $0.09 per diluted share, compared to $734,000, or $0.06 per diluted share, for the second quarter of 2005.

Results for both the 2006 and 2005 second quarters include amortization of identified intangibles of $351,000. The second quarter 2006 results include a $167,000 charge relating to our agreement with R2 Technology, Inc. See Note 9 to the Condensed Consolidated Financial Statements for further discussion.

Our results for the six months ended June 30, 2006 also show our significant growth year over year, specifically:

•                  Total revenue increased 41% to $32.7 million compared to $23.3 million in the year-ago period.

•                  Pretax income increased to $4.6 million, which included $2.4 million of equity-based compensation costs, compared to pretax income of $2.7 million in the year-ago period, which included $114,000 of equity-based compensation costs.

•                  Net income for the six months ended June 30, 2006 increased to $2.7 million, or $0.19 per diluted share, compared to $1.8 million or $0.13 per diluted share, for the same period in 2005.

Results for both the first six months of 2006 and 2005 include amortization of identified intangibles of $702,000. The 2006 first-half results include a net reversal of $69,000 of the $410,000 loss recorded in the fourth quarter of 2005 relating to our agreement with R2 Technology, Inc. See Note 9 to the Condensed Consolidated Financial Statements for further discussion. The 2006 first-half results also include a $284,000 one-time charge related to the retirement of Vincent Argiro, our Chief Technology Officer and founder, of which $146,000 related to equity-based compensation (which was included in the $2.4 million equity-based compensation cost noted above) and $138,000 related to future cash payments. The 2005 first-half results include a loss on operating lease of $493,000 related to a facilities move in that quarter.

Our balance sheet continued to strengthen. Total cash, cash equivalents and marketable securities were $60.6 million as of June 30, 2006 compared to $49.8 million as of December 31, 2005. Working capital (defined as current assets less current liabilities) was $55.7 million as of June 30, 2006 compared to $45.6 million as of December 31, 2005.

Throughout our history, a significant portion of our revenue has been generated from the U.S. CT market. Going forward, we anticipate a growing contribution from other sources, including international sales, sales from an expanding picture archive and communication systems (“PACS”) market, sales of Web-based products and sales to our growing installed customer base.

Overview of our business

We are a leading provider of enterprise-wide advanced visualization and image analysis solutions for use by medical professionals in clinical analysis and therapy planning for medical conditions. We provide software, training, software maintenance, professional services and, on occasion, hardware to our customers. Our technology rapidly transforms complex data generated by diagnostic imaging equipment into functional digital images that can be manipulated and analyzed using our specialized applications to better understand internal anatomy and pathology. We believe our solutions improve physician workflow and productivity, enhance the ability to make clinical decisions, and complement often significant capital investments in diagnostic imaging equipment made by our customers. Our software is compatible with equipment from all major manufacturers of diagnostic imaging equipment, such as computed tomography, or CT, magnetic resonance, or MR, and positron emission tomography, or PET, scanners, and can be integrated into picture archiving and communication systems, or PACS. Many hospitals use PACS to acquire, distribute and archive medical images and diagnostic reports, reducing the need for film and increasing reliance on advanced visualization solutions such as ours. We also offer a Web-based solution that provides physicians with anywhere, anytime access to medical images and visualization tools through any Internet-enabled computer.

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

ViTALConnect™, our Web-based solution, allows multiple physicians to collaboratively use enterprise-wide advanced visualization in their medical practices. It provides radiologists and referring physicians anywhere, anytime access to interactive 2D, 3D and 4D medical images and the ability to measure, rotate, analyze and segment those images.

We also offer enterprise-wide advanced visualization options that can expand the relevance of our products beyond the radiology department to referring physicians and surgical specialists, particularly in the areas of cardiology, cardiovascular, oncology, neurology and gastroenterology. Our advanced visualization options allow physicians to customize their Vitrea software according to their unique requirements. Most options are proprietary; however, Vitrea also serves as an integration platform for the applications offered by our visualization technology partners. Vitrea’s add-on options include:

Vitrea Option	Clinical Use
• VScore	— Quantify calcium in the four major coronary arteries
• CT Brain Perfusion	— Analyze the blood flow of stroke victims
• Innerview GI (virtual colonoscopy)	— Locate and analyze polyps in the colon
• Automated Vessel Measurements	— Characterize the course and dimensions of diseased blood vessels
• CT Cardiac	— Determine the extent of obstructive coronary artery disease
• Vessel Probe	— Define vascular anatomy and the extent of obstruction in vessels other than the coronary arteries
• CT Lung and Lung Tools	— Visualize and measure nodules in the lungs
• ImageChecker® CT	— Detect pulmonary nodules in the chest
• Fusion7D™	— Visualize images and fuse studies from multiple modalities, such as MR and PET
• CADstream™	— Analyze MR breast exams
• QMass™ MR	— Analyze MR cardiac images

Our software solutions are highly scalable, enabling us to market our products and services to a wide range of customers, including large hospital networks, medical centers, ambulatory clinics, imaging centers and cardiology centers. We have a large installed base of customers, which we believe provides us with a significant barrier to competition and a platform to sell additional Vitrea licenses, options and upgrades. Through June 30, 2006, we had sold approximately 3,250 separate software licenses for our solutions, most of which are Vitrea licenses. Our customers acquire Vitrea under several different licensing models, including a single license for an entire enterprise, licenses usable only on specified workstations, and floating licenses. Floating licenses allow a customer to purchase a specified number of licenses that can be used on any workstation, but only the purchased number of licenses may be used concurrently.

We operate and manage our business as a single business segment — the development and marketing of software and related services for enterprise-wide advanced visualization and analysis solutions for use by medical professionals in clinical analysis and therapy planning. We market our products and services through a direct sales force and independent distributors in the United States and in international markets. Our common stock is currently traded on The Nasdaq Global Market under the symbol “VTAL.”

Critical accounting policies and estimates

Our discussion and analysis of financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. We have adopted various accounting policies to prepare the condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. The most significant accounting policies are disclosed in Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. We continually evaluate our critical accounting policies and estimates.  We discuss our critical accounting estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. The adoption of SFAS 123(R) was the only significant change in our critical accounting policies or estimates since the end of fiscal 2005.

Equity-based compensation

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123(R), using the modified prospective transition method, and therefore have not restated prior periods’ results. Under this method, we recognize compensation expense for all equity-based payments granted on or after January 1, 2006 and prior to but not yet vested as of January 1, 2006 in accordance with SFAS 123(R). Under the fair value recognition provisions of SFAS 123(R), we recognize equity-based compensation net of an estimated forfeiture rate and recognize compensation cost only for those shares expected to vest on a straight-line basis over the requisite service period of the award. Prior to SFAS 123(R) adoption, we accounted for equity-based payments under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and accordingly did not recognize equity-based compensation related to these options, as the exercise price equaled the fair market value of the common stock on the date of grant.

Determining the appropriate fair value model and calculating the fair value of equity-based payment awards require the input of subjective assumptions, including the expected life of the equity-based payment awards and stock price volatility. The assumptions used in calculating the fair value of equity-based payment awards represent management’s best estimates, which involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our equity-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and recognize expense only for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the equity-based compensation expense could be significantly different from what we have recorded in the current period. See Note 3 to the Condensed Consolidated Financial Statements for a further discussion of equity-based compensation.

Results of Operations

The following table sets forth information from our Condensed Consolidate Income Statements, expressed as a percentage of total revenue.

	For the six months ended		For the three months ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenue:
License fees	67.2%	66.6%	68.4%	65.7%
Maintenance and services	29.7	29.4	29.0	29.5
Hardware	3.1	4.0	2.6	4.8
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
License fees	7.6	11.3	7.7	10.4
Maintenance and services	11.1	11.7	11.1	11.3
Hardware	2.0	2.4	1.7	2.8
Total cost of revenue	20.7	25.4	20.5	24.5
Gross profit	79.3	74.6	79.5	75.5
Operating expenses:
Sales and marketing	36.9	33.9	34.7	32.1
Research and development	18.4	16.6	18.8	16.2
General and administrative	15.5	16.1	15.7	15.1
Loss on operating lease	—	—	—	2.1
Total operating expenses	70.8	66.6	69.2	65.5
Operating income	8.5	8.0	10.3	10.0
Interest income	4.1	2.0	3.7	1.7
Income before income taxes	12.6	10.0	14.0	11.7
Provision for income taxes	5.2	3.9	5.8	4.1
Net income	7.4%	6.1%	8.2%	7.6%

Revenue

Total revenue increased 42% to $16.9 million in the second quarter of 2006 from $11.9 million in the second quarter of 2005. Total revenue increased 41% to $32.7 million in the first six months of 2006 from $23.3 million in the first six months of 2005. The revenue growth was driven by an increase in our core revenue components of software license fees, including revenue from software options and maintenance and service revenue from a larger installed base of customers.

License fee revenue increased 43% to $11.4 million in the second quarter of 2006 compared to $8.0 million in the second quarter of 2005. License fee revenue increased 46% to $22.4 million in the first six months of 2006 compared to $15.3 million in the first six months of 2005. The increase in license fee revenue was driven by an increase in the number and average sale prices of Vitrea licenses and third party options sold through both enterprise and IT/PACS-related sales. Revenue from Vitrea licenses increased 51% to $4.7 million in the second quarter of 2006 from $3.1 million in the second quarter of 2005. Revenue from Vitrea licenses increased 50% to $9.4 million in the first six months of 2006 from $6.3 million in the first six months of 2005. Vitrea option revenue (including third party software) increased 43% to $6.3 million in the second quarter of 2006 from $4.4 million in the second quarter of 2005. Vitrea option revenue (including third party software) increased 48% to $12.2 million in the first six months of 2006 from $8.3 million in the first six months of 2005.

Total revenue through our PACS partner McKesson Information Systems LLC was 11% of total revenue in the second quarter of 2006 compared to 3% in the year-ago period, up from 7% in the full year of fiscal 2005 and 2% in the full year of fiscal 2004.  Revenue through McKesson increased as a result of the changing advanced visualization and analysis market, in which customers are more frequently purchasing multiple software licenses as part of an enterprise IT/PACS purchase. Software license revenue from our distribution agreement with Toshiba Medical Systems Corporation was $3.9 million for both the second quarters of 2006 and 2005.  In the first six months of 2006, software license revenue from our distribution agreement with Toshiba increased 16% to $9.2 million from $7.9 million in the first six months of 2005. License fee revenue from Toshiba represented 35% and 49% of total license fee revenue in the second quarter of 2006 and 2005, respectively. License fee revenue from Toshiba represented 41% and 52% of total license fee revenue in the first six months of 2006 and 2005, respectively. Total revenue from Toshiba represented 34% and 47% of total revenue in the second quarter of 2006 and 2005, respectively. Total revenue from Toshiba represented 39% and 49% of total revenue in the first six months of 2006 and 2005, respectively.

Maintenance and services revenue increased 43% to $5.0 million in the second quarter of 2006 compared to $3.5 million in the second quarter of 2005. Maintenance and services revenue increased 38% to $9.5 million in the first six months of 2006 compared to $6.9 million in the first six months of 2005. The $1.5 million and $2.6 million increases in total maintenance and services revenue for the second quarter and first six months of 2006, respectively, were entirely due to increases in maintenance revenue, as installation and training revenue were relatively consistent for both periods. The increase in maintenance revenue was due to a significant increase in our installed base of customers, as well as increased pricing on maintenance services.

Hardware revenue increased 7% to $512,000 in the second quarter of 2006 compared to $480,000 in the second quarter of 2005. Hardware revenue decreased 26% to $827,000 in the first six months of 2006 compared to $1.1 million in the first six months of 2005. We sell hardware as a convenience to our customers, and fluctuations in sales are driven by individual customer purchasing preferences. Sales of hardware systems are not core to our strategy and will fluctuate from period to period depending upon the needs of our customers.

Cost of revenue

Gross profit increased 50% to $13.4 million in the second quarter of 2006 compared to $8.9 million in the second quarter of 2005 and increased 48% to $26.0 million in the first six months of 2006 compared to $17.6 million in the first six months of 2005.

A comparison of gross profit and gross margin by revenue category is as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Gross profit:
License fees	$10,082,226	$6,614,738	$19,856,404	$12,865,036
Maintenance and services	3,157,361	2,112,747	5,877,347	4,237,566
Hardware	174,885	190,813	273,020	468,313
Total gross profit	$13,414,472	$8,918,298	$26,006,771	$17,570,915

Gross margin:
License fees	89%	83%	89%	84%
Maintenance and services	63%	60%	62%	62%
Hardware	34%	40%	33%	42%
Total gross margin	79%	75%	80%	76%

License fee gross margins increased to 89% in the second quarter of 2006 compared to 83% in the second quarter of 2005. License fee gross margins increased to 89% in the first six months of 2006 compared to 84% in the first six months of 2005. The increase was due in part to an increase in the percentage of license revenue generated outside of our Toshiba relationship, as sales through Toshiba have lower average revenue, as well as an increase in total Vitrea option revenue, which has lower associated costs. Amortization of acquired software technology related to the HInnovation acquisition was $279,000 in the second quarters of both 2006 and 2005. Amortization of acquired software technology related to the HInnovation acquisition was $558,000 in the first six months of both 2006 and 2005. Because this amortization charge is a fixed amount, unless we recognize an impairment of this asset or acquire additional software technology, gains in revenue will not be offset by increases in amortization expense, thus positively affecting gross margins. License fee gross margin may fluctuate based on the percentage of our sales of third party software products, which generally carry lower gross margins.

Maintenance and services gross margin increased to 63% in the second quarter of 2006 compared to 60% in the second quarter of 2005. Maintenance and services gross margin remained constant at 62% for both the first six months of 2006 and 2005. The second quarter increase was a result of increased maintenance pricing, partially offset by an increased number of personnel, which grew to 49 people as of June 30, 2006 compared to 30 people as of June 30, 2005, and an increase in equity-based compensation as a result of the implementation of SFAS 123(R) as of January 1, 2006. Equity-based compensation expense increased to $101,000 in the second quarter of 2006 compared to $5,000 in the second quarter of 2005. Maintenance and services gross margin remained constant for the first six months of 2006 compared to the first six months of 2005, as the increased maintenance pricing was entirely offset by the increase in the number of personnel described above as well the increase in equity-based compensation as a result of the implementation of SFAS 123(R) as of January 1, 2006. Equity-based compensation expense increased to $179,000 in the first six months of 2006 compared to $8,000 in the first six months of 2005. We will continue to invest in our training, installation, professional services and customer support areas in the future to adequately support our growing installed base of customers. We will also continue to evaluate maintenance and services pricing as our cost structure increases.

Hardware gross margin decreased to 34% in the second quarter of 2006 compared to 40% in the second quarter of 2005. Hardware gross margin decreased to 33% in the first six months of 2006 compared to 42% in the first six months of 2005. The decrease in hardware gross margin was primarily due to lower sales prices on hardware sold.

Including equity-based compensation, we expect total gross margin to be approximately 79% for the year ended December 31, 2006.

Sales and marketing

Sales and marketing expenses increased 54% to $6.2 million in the second quarter of 2006 compared to $4.0 million in the second quarter of 2005. Sales and marketing expenses increased 52% to $11.4 million in the first six months of 2006 compared to $7.5 million in the first six months of 2005.

The increase in expenses during both periods was due to an increase in compensation costs as a result of additional personnel, higher equity-based compensation costs as a result of our implementation of SFAS 123(R) as of January 1, 2006, higher sales commission expenses resulting from significantly increased revenue, higher travel and entertainment costs and higher costs for attending industry tradeshows. Sales and marketing expenses as a percentage of revenue was 37% and 34% for the quarters ended June 30, 2006 and 2005, respectively. Sales and marketing expenses as a percentage of revenue was 35% and 32% for the six months ended June 30, 2006 and 2005, respectively.

Salaries, benefits and bonus-related expenses, excluding commissions, increased $754,000 to $2.1 million in the second quarter of 2006 compared with $1.4 million in the second quarter of 2005. Salaries, benefits and bonus-related expenses, excluding commissions, increased $1.3 million to $3.9 million in the first six months of 2006 compared with $2.6 million in the first six months of 2005.  For both periods, the increase in salaries, benefits and bonus-related expenses was driven primarily by additional personnel to drive and support our growth. Equity-based compensation expense related to sales and marketing increased $508,000 to $528,000 in the second quarter of 2006 compared with $20,000 in the second quarter of 2005. Equity-based compensation expense related to sales and marketing increased $958,000 to $986,000 in the first six months of 2006 compared with $28,000 in the first six months of 2005. We had 70 and 48 sales and marketing personnel as of June 30, 2006 and 2005, respectively.

Commission expense increased $199,000 to $1.3 million in the second quarter of 2006 compared with $1.1 million in the second quarter of 2005 and increased $556,000 to $2.5 million in the first six months of 2006 compared with $2.0 million in the first six months of 2005, as commission expense has a direct correlation to increased revenue. Also, as a result of the increased number of personnel, travel and entertainment related expenses increased $244,000 to $694,000 in the second quarter of 2006 compared with $450,000 in the second quarter of 2005. For the same reason, travel and entertainment related expenses increased $378,000 to $1.2 million in the first six months of 2006 compared to $830,000 in the first six months of 2005.

As we have significantly increased our presence at industry tradeshows, expenses increased $100,000 to $335,000 in the second quarter of 2006 compared with $235,000 in the first quarter of 2005 and increased $282,000 to $633,000 in the first six months of 2006 from $350,000 in the first six months of 2005. The increase in the second quarter of 2006 also included a $167,000 charge relating to our agreement with R2 Technology, Inc. For the six months ending June 30, 2006, sales and marketing expense included a $69,000 reversal of the $410,000 loss recorded in the fourth quarter of 2005. See Note 9 to the Condensed Consolidated Financial Statements for further discussion.

We expect sales and marketing expenses to continue to increase in future periods primarily as a result of the need to support additional growth through the hiring of sales and marketing personnel. Including equity-based compensation, we expect sales and marketing expenses to be between 35% and 37% of total revenue for the year ended December 31, 2006.

Research and development

Research and development expenses increased 57% to $3.1 million in the second quarter of 2006 compared to $2.0 million in the second quarter of 2005. Research and development expenses increased 63% to $6.1 million in the first six months of 2006 compared to $3.8 million in the first six months of 2005.

The increase in expenses during both periods was due to an increase in compensation costs as a result of additional personnel, higher equity-based compensation costs as a result of our implementation of SFAS 123(R) as of January 1, 2006 and higher contract and consulting costs.  Research and development expenses as a percentage of revenue were 19% and 17% for the quarters ended June 30, 2006 and 2005, respectively. Research and development expenses as a percentage of revenue were 19% and 16% for the six months ended June 30, 2006 and 2005, respectively.

Salaries, benefits and bonus-related expenses increased $727,000 to $2.0 million in the second quarter of 2006 compared to $1.3 million in the second quarter of 2005 and increased $1.3 million to $3.7 million in the first six months of 2006 compared to $2.4 million in the first six months of 2005.  For both periods, the increase was driven primarily by additional personnel focused on product innovation and development. We had 86 and 55 research and development personnel as of June 30, 2006 and 2005, respectively.  The $1.3 million increase for the six month period ended June 30, 2006 also included a $138,000 one-time charge related to the retirement of Vincent Argiro, our Chief Technology Officer and founder, which was recorded in the first quarter of 2006.

Equity-based compensation expense related to research and development increased $163,000 to $173,000 in the second quarter of 2006, which compares to $10,000 in the second quarter of 2005, and increased $468,000 to $483,000 in the first six months of 2006 compared to $15,000 in the first six months of 2005.  For both periods, the increase is a result of our implementation of SFAS 123(R) as of January 1, 2006.  The $468,000 increase for the six month period ended June 30, 2006 also included a $146,000 one-time charge related to the retirement of Vincent Argiro, which was recorded in the first quarter of 2006. In addition, contract and consulting costs increased $95,000 to $268,000 in the second quarter of 2006 compared to $173,000 in the second quarter of 2005 and increased $306,000 to $510,000 in the first six months of 2006 compared to $204,000 in the first six months of 2005.  For both periods, the increase was due to our requirement for additional temporary assistance in completing certain research and development activities, specifically in the area of software testing and validation.

We expect research and development expenses to continue to increase in future periods primarily as a result of additional personnel to support the expansion of our product development activities so that we can maintain our status as an industry leader in advanced visualization. Including the equity-based compensation, we expect research and development expenses to be approximately 19% of total revenue for the year ended December 31, 2006.

General and administrative

General and administrative expenses increased 36% to $2.6 million in the second quarter of 2006 compared to $1.9 million in the second quarter of 2005. General and administrative expenses increased 46% to $5.1 million in the first six months of 2006 compared to $3.5 million in the first six months of 2005.

The increase in expenses for both periods was primarily due to higher equity-based compensation costs as a result of our implementation of SFAS 123(R) as of January 1, 2006 and increases in compensation costs as a result of the additional number of personnel needed to support increasing infrastructure and other administrative needs. General and administrative expenses as a percentage of revenue were 15% and 16% for the quarters ended June 30, 2006 and 2005, respectively. General and administrative expenses as a percentage of revenue were 16% and 15% for the six months ended June 30, 2006 and 2005, respectively.

Equity-based compensation expense increased $371,000 to $432,000 in the second quarter of 2006 compared with $61,000 in the second quarter of 2005 and increased $730,000 to $793,000 in the first six months or 2006 from $63,000 in the first six months of 2005. For both periods, the increase is a result of our implementation of SFAS 123(R) as of January 1, 2006. Salaries, benefits and bonus-related expenses increased $259,000 to $1.2 million in the second quarter of 2006 compared with $903,000 in the second quarter of 2005 and increased $506,000 to $2.2 million in the first six months of 2006 compared with $1.7 million in the first six months of 2005. For both periods, the increase was driven by the increased number of personnel, as there were 38 and 25 general and administrative personnel as of June 30, 2006 and 2005, respectively. Bad debt expense also increased $184,000 for the first six months of 2006, as there was a $184,000 recovery in the first quarter of 2005 and $0 bad debt expense in the first six months of 2006.

We expect general and administrative expenses to continue to increase in future periods primarily as a result of additional personnel to support increasing regulatory requirements and as the costs of being a public company continue to rise. Including the equity-based compensation, we expect general and administrative expenses to be between 14% and 15% of total revenue for the year ended December 31, 2006.

Equity-based compensation

We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. Our Condensed Consolidated Financial Statements as of and for the three and six months ended June 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our Condensed Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Equity-based compensation expense recognized under SFAS 123(R) was $1.2 million and $2.4 million for the three and six months ended June 30, 2006, respectively. Equity-based compensation expense of $96,000 and $114,000 for the three and six months ended June 30, 2005, respectively, was related to restricted stock awards. There was no equity-based compensation expense related to employee stock options and employee stock purchases during the three and six months ended June 30, 2005. Applying SFAS 123 on a pro forma basis, equity-based compensation expense was $831,000 and $1.6 million for the three and six months ended June 30, 2005, respectively.

The weighted average fair values for the options were based on the fair values on the dates of grant. The fair values for the options were calculated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Expected option life	3.75 years	5.00 years	3.78 years	5.00 years
Expected volatility factor	55%	67%	51%	68%
Expected dividend yield	0%	0%	0%	0%
Risk-free interest rate	4.87%	3.75%	4.67%	3.76%
Expected forfeiture rate	1.12%	0.00%	1.12%	0.00%

Prior to March 9, 2006, the expected life of stock options was calculated by performing a detailed analysis of all historical stock option information available. On March 9, 2006, we began to grant options with a five-year legal life instead of the eight-year legal life that had historically been used. As a result, we have elected to use the “simplified” method as described in Staff Accounting Bulletin No. 107, “Share-Based Payment,” to estimate the expected life of options granted on and after March 9, 2006. We will utilize the simplified method until sufficient historical information becomes available on the five-year legal life options. The expected volatility is calculated based on the historical volatility of our common stock over the expected option life and other appropriate factors. The decrease in volatility is primarily due to a shorter expected option life over which our common stock price was less volatile. The expected dividend yield is based on our intent to not issue dividends. Risk-free interest rates are calculated based on continuously compounded U.S. Treasury risk-free rates for the appropriate term. The expected forfeiture rate is estimated based on historical experience. In our pro forma information required under SFAS 123 for the periods prior to January 1, 2006, we accounted for forfeitures as they occurred.

As of June 30, 2006, there was $9.2 million of unrecognized compensation expense related to stock options that is expected to be recognized over a weighted-average period of 2.7 years.  As of June 30, 2006, there was $2.4 million of unrecognized compensation expense related to restricted stock awards that is expected to be recognized over a weighted-average period of 3.1 years.

Other items

Loss on operating lease — In March 2004, we signed a non-cancelable operating lease for a new office facility in Minnetonka, Minnesota. The new lease term started in February 2005 and expires in January 2012. We moved into the Minnetonka location and moved out of the Plymouth, Minnesota location in February 2005. Our lease for the office facility in Plymouth expired on July 31, 2005, with the exception of a small portion of the space that was under lease until May 31, 2006. Under the terms of the Minnetonka lease, since February 2005, the lessor was to pay the monthly base rent payments, taxes and operating cost rent obligation payments for our former office in Plymouth. In the first quarter of 2005, we recorded a lease loss of $493,000 related to the abandonment of the Plymouth office. The estimated lease payments to be made by the Minnetonka landlord to the Plymouth landlord are considered a lease incentive and recorded as an immediate charge and deferred rent, which is amortized as a reduction of rent expense through the term of the lease.

Interest income

We generated $684,000 of interest income in the second quarter of 2006 compared with $238,000 in the second quarter of 2005 and $1.2 million in the first six months of 2006 compared with $401,000 in the first six months of 2005.  The increase in both periods was primarily due to increases in cash, cash equivalents and marketable securities and an increase in interest rates.

Income taxes

Our consolidated effective income tax rate was 41.5% for the three and six months ended June 30, 2006 compared to 35.6% for the same period in 2005 and 32.8% for fiscal 2005. The provision for income taxes consists of provisions for federal, state and foreign income taxes. The consolidated income tax rate is a composite rate of the various locations and the applicable rates. The increase in the estimated effective tax rate is primarily due to the non-deductibility of incentive stock options, the fair value of which is expensed to operating results effective January 1, 2006 in accordance with SFAS 123(R), for which the tax benefit is recorded only upon a disqualifying disposition, and the expiration of the research and development (“R&D”) tax credit on December 31, 2005. The R&D tax credit reduced our 2005 effective tax rate by four percentage points.

The increase in the estimated effective tax rate is due to the non-deductibility of incentive stock options, for which the tax benefit is recorded only upon a disqualifying disposition, and the expiration of the R&D tax credit on December 31, 2005. There is current legislation in Congress that would extend the R&D tax credit and, if approved, we would expect an effective tax rate between 39% and 40% in 2006. We do not anticipate paying any significant income taxes for the next three to six years due to the utilization of net operating losses and tax deductions from the exercise of stock options.

We review our annual effective income tax rate on a quarterly basis and make changes as necessary. The estimated annual effective income tax rate may fluctuate due to changes in forecasted annual operating income; changes to the valuation allowance for net deferred tax assets; changes to actual or forecasted permanent book to tax differences; impacts from future tax settlements with state, federal or foreign tax authorities; or impacts from tax law changes. In addition, we identify items which are not normal and recurring in nature and treat these as discrete events. The tax effect of discrete items is booked entirely in the quarter in which the discrete event occurs. As of June 30, 2006, we determined that there were no events or changes in circumstances that indicated the need to update the December 31, 2005 deferred tax asset realization analysis.

Liquidity and capital resources

As of June 30, 2006, we had $60.6 million in cash, cash equivalents and marketable securities, working capital (defined as current assets less current liabilities) of $55.7 million and no borrowings, as compared to $49.8 million in cash, cash equivalents and marketable securities, working capital of $45.6 million and no borrowings as of December 31, 2005.

Operating activities

During the first six months of 2006, cash provided by operations was $6.7 million. This amount includes a decrease of $2.7 million related to the excess tax benefit from stock transactions. Before our adoption of SFAS 123(R) as of January 1, 2006, we presented all tax benefits resulting from the exercise of stock options and settlement of restricted stock awards as operating cash inflows in the consolidated statements of cash flows in accordance with the provisions of the Emerging Issues Task Force (“EITF”) Issue No 00-15, “Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option.” SFAS 123(R) requires the benefits of tax deductions in excess of the compensation cost recognized for those options and stock awards to be classified as financing cash inflows rather than operating cash inflows on a prospective basis. This amount is shown as “Excess tax benefit from stock transactions” on the Condensed Consolidated Statements of Cash Flows.

Cash provided by operations increased $825,000 due to changes in working capital accounts. These changes were primarily related to a $2.1 million increase in deferred revenue due to increased sales and an increased customer base and a $945,000 decrease in accounts receivable due to improved collections.  Days’ sales outstanding (calculated by dividing quarterly revenue on an annualized basis by ending net accounts receivable) decreased to 72 days as of June 30, 2006 compared to 83 days as of December 31, 2005. We use days’ sales outstanding as an activity measure which places emphasis and focus on accounts receivable, but the measure used by us is not defined under U.S. generally accepted accounting principles, and similarly titled measures may not be computed the same by other companies.  These increases were offset by a $1.5 million decrease in accrued expenses and other current liabilities due to the payment in March 2006 of bonuses earned in 2005, a $429,000 decrease in accounts payable due to the general timing of payments to vendors and a $333,000 increase in prepaid expenses and other current assets due to an increase in prepaid insurance.

During the first six months of 2005, cash provided by operations was $5.3 million, which consisted of an increase of $369,000 from changes in working capital accounts and an increase of $5.0 million from other operating activities.  Noteworthy changes in the working capital accounts consisted of an increase in deferred revenue of $1.2 million due to increased deferred maintenance and support revenue as a result of an increase in our customer base and an increase of $1.2 million in deferred rent relating to payments and estimated payments to be made by our Minnetonka landlord for our benefit. These increases were offset by a $1.5 million increase in accounts receivable due to an increase in sales and an increase in days’ sales outstanding to 75 days as of June 30, 2005 from 67 days as of December 31, 2004.  Other changes in working capital accounts consisted of an increase of $451,000 in prepaid expenses and other assets due to an increase in prepaid insurance and an increase in hardware inventory; an increase of $367,000 in accounts payable due to increased operating costs and general timing of payments to vendors; and a decrease of $413,000 in accrued liabilities due to the payout of the 2004 annual bonus in the first quarter of 2005 as well as the payout of accrued commissions as of December 31, 2004 in the first quarter of 2005.

Investing activities

During the first six months of 2006, cash provided by investing activities was $16.7 million compared with a use of $5.5 million in the year-ago period.

We used $1.8 million and $3.7 million for purchases of property and equipment in the first six months of 2006 and 2005, respectively. The purchases for both periods were principally to upgrade computer equipment and to purchase computer equipment for new personnel. In addition, we purchased furniture and fixtures and leasehold improvements related to our move to our Minnetonka headquarters in the first quarter of 2005. We anticipate that we will continue to purchase property and equipment necessary in the normal course of business. The amount and timing of these purchases and the related cash outflows in future periods are difficult to predict and depend on a number of factors, including the hiring of employees, the rate of change of computer hardware and expansion of our office facilities.

We used $12.7 million and $7.5 million to purchase investments in marketable securities during the first six months of 2006 and 2005, respectively. We realized $31.2 million and $5.7 million of proceeds from maturities of marketable securities during the first six months of 2006 and 2005, respectively. As of June 30, 2006, our marketable securities consist of U.S. government obligations, U.S. government agency obligations, corporate commercial obligations and certificates of deposits.

Financing activities

Cash provided by financing activities totaled $5.7 million and $2.3 million for the first six months of 2006 and 2005, respectively. Proceeds from the sale of common stock under stock plans were $2.9 million and $2.3 million during the first six months of 2006 and 2005, respectively. The remaining increase in the first quarter of 2006 related to the excess tax benefit from stock transactions.

We have never paid or declared any cash dividends and do not intend to pay dividends in the foreseeable future.

Off-balance-sheet arrangements

We did not have any off-balance sheet arrangements as of June 30, 2006 or December 31, 2005.

Contingent consideration related to acquisition

We have a contingent consideration agreement related to the acquisition of HInnovation, Inc. The maximum potential contingent consideration was initially $6.0 million. No contingent consideration has been earned. As of June 30, 2006, the remaining potential contingent consideration consisted of $3.0 million in our common stock which may be earned upon porting our base software to HInnovation’s Web-based platform and the commercial launch of the ported product.  However, in no case shall the number of shares common stock comprising the contingent consideration exceed 300,000 shares and, if, at the time of issuance, the aggregate market value of the 300,000 shares is less than $3.0 million, we will pay cash to compensate for the shortfall.  The number of shares of common stock to be issued under the equity portion of the contingent consideration will be determined by the average closing price of our common stock during the 10 trading days before completion of the milestone.  Two other milestones, based upon achieving revenue targets for the HInnovation products by March 2005 and  licensing products using patents held by HInnovation by February 2006, were not met and expired. Any contingent payments made will result in an equivalent increase in goodwill.

Agreement with R2 Technology, Inc.

In the second quarter of 2006, we recorded a $167,000 expense relating to relating to our agreement with R2 Technology, Inc. (“R2”).  In the first quarter of 2006, we reversed $236,000 of the $410,000 expense recorded in the fourth quarter of 2005 relating to our agreement with R2.  As of June 30, 2006, the remaining potential aggregate commitment under this agreement ranges from a minimum of $0 to a maximum of approximately $2.8 million. See Note 9 to the Condensed Consolidated Financial Statements for further discussion.

Other purchase commitments

We had no significant outstanding purchase orders as of June 30, 2006. We have entered into a number of technology licensing agreements that provide for the payment of royalties when we sell Vitrea. Except for the R2 purchase commitment described above, we are not obligated for any minimum payments under such agreements.

Other matters

If our operations progress as anticipated, of which there can be no assurance, we believe that our cash and cash equivalents on hand and generated from operating and investing activities should be sufficient to satisfy our cash requirements, including commitments, for at least the next 12 months. The timing of our future capital requirements, however, will depend on a number of factors, including the ability and willingness of physicians to use advanced visualization and analysis software in clinical analysis, surgical planning, patient screening and other analysis and treatment protocols; our ability to successfully market our products; our ability to differentiate our volume rendering software from competing products employing surface rendering or other technologies; our ability to build and maintain an effective sales and distribution channel; the impact of competition in the medical visualization business; our ability to obtain any necessary regulatory approvals; our continued non-involvement in material regulatory matters of patent and intellectual property litigation; and our ability to enhance existing products and develop new products on a timely basis. To the extent that our operations do not progress as anticipated, additional capital may be required. There can be no assurance that any required additional capital will be available on acceptable terms or at all, and the failure to obtain any such capital would have a material adverse effect on the business.

Foreign currency transactions

Substantially all of our foreign transactions are negotiated, invoiced and paid in U.S. dollars.

Inflation

We believe inflation has not had a material effect on our operations or financial condition.

Recent accounting pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides related guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. FIN 48 is effective for us beginning January 1, 2007. We are currently evaluating the impact of FIN 48.

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

Factors that may impact forward-looking statements include, among others, our abilities to maintain the technological competitiveness of our current products, develop new products, successfully market our products, respond to competitive developments, develop and maintain partnerships with providers of complementary technologies, manage our costs and the challenges that may come with growth of our business, and attract and retain qualified sales, technical and management employees. We are also affected by the growth and regulation of the medical technology industry, including the acceptance of enterprise-wide advanced visualization by hospitals, clinics, and universities, and the  reimbursement and regulatory practices of Medicare, Medicaid, and private third-party payer organizations. We are also affected by other factors identified in our filings with the Securities and Exchange Commission, some of which are set forth in the section entitled “Item 1A.Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, as modified in Item 1A of Part II of this Quarterly Report on Form 10-Q. Although we have attempted to list comprehensively these important factors, we also wish to caution investors that other factors may prove to be important in the future in affecting our operating results. New factors emerge from time to time, and it is not possible for us to predict all of these factors, nor can we assess the impact each factor or combination of factors may have on our business.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosure.

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

Changes in internal control over financial reporting

There were no changes in internal control over financial reporting during the second quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.    Legal proceedings

None.

Item 1A. Risk Factors

The discussion of our business and operations included in this Quarterly Report on Form 10-Q should be read together with the risk factors described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006. They describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties, together with other factors described elsewhere in this report, have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. New risks may emerge at any time, and we cannot predict those risks or estimate the extent to which they may affect financial performance. The information presented below updates and changes and should be read in conjunction with the risk factors and information disclosed in our Form 10-K. These statements, like all statements in this report, speak only as of the date of this report (unless another date is indicated), and we undertake no obligation to update or revise the statements in light of future developments.

Item 2.    Unregistered sales of equity securities and use of proceeds

None.

Item 3.    Defaults upon senior securities

None.

Item 4.    Submission of matters to a vote of security holders

a)              We held an Annual Meeting of Shareholders on May 4, 2006.

b)             At the Annual Meeting of Shareholders, Douglas M. Pihl, Jay D. Miller, James B. Hickey, Jr., Gregory J. Peet, Richard W. Perkins, Michael W. Vannier, M.D., and Sven A. Wehrwein, constituting all of the members of our Board, were elected to the Board.

c)              At the Annual Meeting of Shareholders held on May 4, 2006, the following proposals were adopted by the votes indicated:

1.                           Elect a Board of Directors to hold offices until the next Annual Meeting of Shareholders and until their successors are elected and qualified.

	Number of Shares Voted
	For	Withheld
Douglas M. Pihl	10,162,068	1,730,352
Jay D. Miller	11,730,676	161,744
James B. Hickey, Jr.	11,434,156	458,264
Gregory J. Peet	11,605,100	287,320
Richard W. Perkins	10,192,277	1,700,143
Michael W. Vannier, M.D.	11,495,823	396,597
Sven A. Wehrwein	11,548,238	344,182

2.                           Approve the Vital Images, Inc. 2006 Long-Term Incentive Plan.

Number of Shares Voted			Broker Non-votes
For	Against	Abstaining
5,139,210	3,907,409	41,891	2,803,910

3.                           Ratify the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the year ending December 31, 2006.

Number of Shares Voted			Broker Non-votes
For	Against	Abstaining
11,666,938	186,593	38,889

d)             None.

Item 5.    Other information

None.

Item 6.    Exhibits

The following exhibits are filed with this Quarterly Report on Form 10-Q:

10.1

Software Reseller Agreement dated as of May 12, 2006 by and between Siemens Molecular Imaging Limited and Vital Images, Inc. (Portions of the exhibit are being treated as confidential pursuant to a request for such confidential treatment filed with the Securities and Exchange Commission by Vital Images, Inc. Such portions of the exhibit have been redacted, and the redacted portions have been separately filed with the Securities and Exchange Commission.)

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

VITAL IMAGES, INC.

August 9, 2006	/s/ Michael H. Carrel
Michael H. Carrel
Chief Operating Officer and Chief Financial Officer (Chief Financial Officer and Chief Accounting Officer)