Form 10-Q/A
period 2006-06-30
VITAL IMAGES INC
filed 2006-10-06
CIK 912888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                to

Commission file number 0-22229

VITAL IMAGES, INC

(Exact name of registrant as specified in its charter)

Minnesota	42-1321776
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

5850 Opus Parkway, Suite 300 Minnetonka, Minnesota	55343-4414
(Address of principal executive offices)	(Zip Code)

(952) 487-9500

(Registrant’s telephone number, including area code)

N/A

(Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one.)

Large Accelerated Filer	☐	Accelerated Filer	☒	Non-Accelerated Filer	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes    ☒  No

On October 3, 2006, there were 13,318,296 shares of the Registrant’s common stock, par value $.01 per share, outstanding

Explanatory Note

This Amendment No. 1 on Form 10-Q/A (the “Amendment”) to the Quarterly Report on Form 10-Q for the period ended June 30, 2006, which was originally filed with the Securities and Exchange Commission on August 9, 2006 (the “Original Filing”), is being filed to refile Exhibit 10.1, which now indicates the correct section numbers.

Except for the amendment described above, this Amendment does not modify or update other disclosures in, or exhibits to, the Original Filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VITAL IMAGES, INC.
(Registrant)

Date: October 6, 2006	By:	/s/ Michael H. Carrel
Michael H. Carrel
Chief Operating Officer and
Chief Financial Officer
(Principal Financial Officer and Chief
Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit	Page
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