Form 10-Q
period 2006-09-30
VITAL IMAGES INC
filed 2006-11-02
CIK 912888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from        to

Commission File Number 0-22229

VITAL IMAGES, INC.

(Exact name of registrant as specified in its charter)

Minnesota	42-1321776
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

5850 Opus Parkway, Suite 300
Minnetonka, Minnesota
(Address of principal	55343-4414
executive offices)	(Zip Code)

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

Yes  ☐   No  ☒

On October 31, 2006, there were 13,427,934 shares of the Registrant’s common stock, par value $.01 per share, outstanding.

Vital Images, Inc.
Form 10-Q
September 30, 2006

Part I. Financial Information

Item 1. Financial Statements

Vital Images, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$42,160,294	$20,844,640
Marketable securities	21,317,085	28,965,329
Accounts receivable, net	17,238,976	14,330,087
Deferred income taxes	717,000	717,000
Prepaid expenses and other current assets	1,674,972	1,227,586
Total current assets	83,108,327	66,084,642
Property and equipment, net	7,434,083	5,361,319
Deferred income taxes	9,331,694	8,949,000
Licensed technology, net	120,000	210,000
Other intangible assets, net	3,530,000	4,493,000
Goodwill	9,136,597	6,052,744
Total assets	$112,660,701	$91,150,705

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,802,309	$2,639,608
Accrued compensation	3,814,845	3,687,866
Accrued royalties	998,385	1,347,660
Other current liabilities	1,305,823	1,575,215
Deferred revenue	14,350,296	11,230,578
Total current liabilities	23,271,658	20,480,927
Deferred revenue	1,326,402	645,230
Deferred rent	1,080,716	1,235,051
Total liabilities	25,678,776	22,361,208

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock: $0.01 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock: $0.01 par value; 20,000,000 shares authorized; 13,418,234 issued and outstanding as of September 30, 2006 (see Note 9); and 12,847,744 issued and outstanding as of December 31, 2005	134,182	128,478
Additional paid-in capital	88,082,479	75,918,201
Deferred stock-based compensation	—	(1,707,013)
Accumulated deficit	(1,231,933)	(5,530,236)
Accumulated other comprehensive loss	(2,803)	(19,933)
Total stockholders’ equity	86,981,925	68,789,497
Total liabilities and stockholders' equity	$112,660,701	$91,150,705

(The accompanying notes are an integral part of the condensed consolidated financial statements.)

Vital Images, Inc.
Condensed Consolidated Income Statements
(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenue:
License fees	$11,650,340	$9,026,325	$34,036,795	$24,315,398
Maintenance and services	5,746,752	3,637,486	15,242,843	10,498,844
Hardware	383,935	496,079	1,210,573	1,618,821
Total revenue	17,781,027	13,159,890	50,490,211	36,433,063

Cost of revenue:
License fees	1,115,870	1,080,454	3,645,921	3,504,491
Maintenance and services	2,047,813	1,494,219	5,666,557	4,118,011
Hardware	306,263	321,046	859,881	975,475
Total cost of revenue	3,469,946	2,895,719	10,172,359	8,597,977

Gross profit	14,311,081	10,264,171	40,317,852	27,835,086

Operating expenses:
Sales and marketing	6,256,123	4,108,277	17,629,895	11,577,813
Research and development	3,394,078	2,162,628	9,530,032	5,926,126
General and administrative	2,799,134	1,681,345	7,924,116	5,196,596
Loss on operating lease	—	—	—	493,000
Total operating expenses	12,449,335	7,952,250	35,084,043	23,193,535

Operating income	1,861,746	2,311,921	5,233,809	4,641,551

Interest income	791,696	268,465	1,990,494	669,494
Income before income taxes	2,653,442	2,580,386	7,224,303	5,311,045
Provision for income taxes	1,029,000	959,000	2,926,000	1,932,000
Net income	$1,624,442	$1,621,386	$4,298,303	$3,379,045

Net income per share – basic	$0.12	$0.13	$0.33	$0.27
Net income per share – diluted	$0.12	$0.12	$0.31	$0.26

Weighted average common shares outstanding - basic	13,279,490	12,476,721	13,140,168	12,291,856
Weighted average common shares outstanding - diluted	14,026,973	13,337,034	13,940,898	13,147,058

(The accompanying notes are an integral part of the condensed consolidated financial statements.)

Vital Images, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the nine months ended
	September 30,
	2006	2005
Cash flows from operating activities:
Net income	$4,298,303	$3,379,045
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,020,884	1,585,901
Amortization of identified intangibles	1,053,000	1,053,000
Provision for doubtful accounts	—	(159,395)
Deferred income taxes	2,927,000	(24,000)
Tax benefit from stock transactions	—	1,956,000
Excess tax benefit from stock transactions	(3,222,265)	—
Amortization of discount and accretion of premium on marketable securities	(255,856)	186,942
Employee stock-based compensation	3,712,781	190,688
Non-employee stock-based compensation	12,650	11,358
Loss on operating lease	—	493,000
Amortization of deferred rent	(140,312)	(118,635)
Changes in operating assets and liabilities:
Accounts receivable	(2,908,889)	(4,442,055)
Prepaid expenses and other assets	(447,386)	(400,973)
Accounts payable	(626,873)	(286,444)
Accrued expenses and other liabilities	(786,695)	388,206
Deferred revenue	3,800,890	1,275,197
Deferred rent	—	1,180,354
Net cash provided by operating activities	9,437,232	6,268,189

Cash flows from investing activities:
Purchases of property and equipment	(3,304,300)	(3,596,525)
Purchases of marketable securities	(25,006,274)	(21,593,850)
Maturities of marketable securities	32,937,504	7,867,000
Net cash provided by (used in) investing activities	4,626,930	(17,323,375)

Cash flows from financing activities:
Proceeds from sale of common stock under stock plans	4,029,227	3,272,429
Excess tax benefit from stock option transactions	3,222,265	—
Net cash provided by financing activities	7,251,492	3,272,429

Net increase in cash and cash equivalents	21,315,654	(7,782,757)
Cash and cash equivalents, beginning of period	20,844,640	24,119,157
Cash and cash equivalents, end of period	$42,160,294	$16,336,400

Supplemental cash flow information:
Contingent stock consideration relating to acquisition of HInnovation, Inc. (see Note 9)	$3,083,627	$—

(The accompanying notes are an integral part of the condensed consolidated financial statements.)

Vital Images, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.                Basis of presentation

The accompanying unaudited condensed consolidated financial statements of Vital Images, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, for a fair statement have been included. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the year ending December 31, 2006. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated. The Company views its operations and manages its business as one reportable segment — the development and marketing of software and related services for enterprise-wide advanced visualization and analysis solutions for use by medical professionals in clinical analysis and therapy planning. Factors used to identify the Company’s single operating segment include the financial information available for evaluation by the chief operating decision maker in making decisions about how to allocate resources and assess performance. The Company markets its products and services through a direct sales force and independent distributors in the United States and international markets.

2.           Major customer and geographic data

The following customers accounted for more than 10% of the Company’s total revenue for the periods indicated:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Toshiba Medical Systems Corporation	$7,636,000	$5,319,000	$20,302,000	$16,820,000
Percentage of total revenue	43%	40%	40%	46%
McKesson Information Systems LLC	$1,400,000	$1,280,000	$4,909,000	$2,735,000
Percentage of total revenue	8%	10%	10%	8%

As of September 30, 2006 and December 31, 2005, Toshiba Medical Systems Corporation accounted for 39% and 36% of accounts receivable, respectively. As of September 30, 2006 and December 31, 2005, McKesson Information Systems LLC accounted for 8% and 7% of accounts receivable, respectively.

Substantially all of the Company’s export sales are negotiated, invoiced and paid in U.S. dollars. Export sales by geographic area are summarized as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Europe	$1,711,000	$1,392,000	$4,360,000	$3,347,000
Asia and Pacific Region	486,000	592,000	1,627,000	1,723,000
Other Foreign Countries	753,000	445,000	2,010,000	1,018,000
Total	$2,950,000	$2,429,000	$7,997,000	$6,088,000
Percentage of total revenue	17%	18%	16%	17%

3.                                      Equity-based compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all equity-based payment awards made to employees and directors, including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan, based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), for periods beginning in 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. The Company’s Condensed Consolidated Financial Statements as of and for the three and nine months ended September 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Condensed Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Equity-based compensation expense recognized under SFAS 123(R) for the three and nine months ended September 30, 2006 was $1.3 million and $3.7 million, respectively. Equity-based compensation expense of $89,000 and $202,000 was recorded as expense for the three and nine months ended September 30, 2005 related to restricted stock awards, respectively. There were no equity-based compensation expenses related to employee stock options and employee stock purchases during the three and nine months ended September 30, 2005. Applying SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), on a pro forma basis, equity-based compensation expense was $930,000 and $2.5 million for the three and nine months ended September 30, 2005.

The following table illustrates how equity-based compensation was allocated to the income statement as well as the effect on net income and net income per share of all equity-based compensation recognized under SFAS 123(R):

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Cost of revenue	$98,066	$277,143
Sales and marketing	544,226	1,530,561
Research and development	155,875	638,876
General and administrative	486,257	1,278,851
Equity-based compensation before income taxes	1,284,424	3,725,431
Income tax benefit	(422,882)	(1,040,903)
Total equity-based compensation after income taxes	$861,542	$2,684,528

Impact on basic earnings per share	$0.06	$0.20
Impact on diluted earnings per share	$0.06	$0.19

The following table illustrates the effect on net income and net income per share as if we had applied the fair value recognition provisions of SFAS 123 to equity-based compensation during periods prior to January 1, 2006:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income, as reported	$1,621,386	$3,379,045
Add: Equity-based employee compensation expense included in reported net income, net of related tax effects	51,832	118,303
Deduct: Total equity-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(586,947)	(1,506,811)
Pro forma net income	$1,086,271	$1,990,537

Net income per share - basic:
As reported	$0.13	$0.27
Pro forma	$0.09	$0.16

Net income per share - diluted:
As reported	$0.12	$0.26
Pro forma	$0.09	$0.16

SFAS 123(R) requires companies to estimate the fair value of equity-based payment awards on the date of grant using an option-pricing model. The Company uses the Black-Scholes option-pricing model, which requires the input of assumptions, including an estimate of the average period of time employees will retain vested stock options before exercising them, the estimated volatility of the Company’s common stock price over the expected term and the number of options that will ultimately be forfeited before completing vesting requirements. Changes in the assumptions can materially affect the estimate of fair value of equity-based compensation and, consequently, the related expense recognized. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite vesting period. Prior to the adoption of SFAS 123(R), the Company accounted for equity-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under SFAS 123.

Under the intrinsic value method, no equity-based compensation expense had been recognized related to employee stock options because the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.

Equity-based compensation expense recognized for the three and nine months ended September 30, 2006 included compensation expense for equity-based payment awards granted on or prior to December 31, 2005 but not yet vested as of that date. The compensation expense for these awards is based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123, which was in effect on and prior to December 31, 2005. Compensation expense for the equity-based payment awards granted subsequent to December 31, 2005 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Because equity-based compensation expense recognized for the three and nine months ended September 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to January 1, 2006, the Company accounted for forfeitures as they occurred.

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

Stock Options

In May 1997, Bio-Vascular, Inc., which is now known as Synovis Life Technologies, Inc., as the sole shareholder of the Company, approved and adopted the Vital Images, Inc. 1997 Stock Option and Incentive Plan (the “Stock Option Plan”), which became effective on May 12, 1997 (the “Distribution Date”). Under the terms of the Stock Option Plan, the Board of Directors or a committee of the Board may grant options and other equity-based awards to key employees to purchase shares of the Company’s common stock at an option exercise price equal to or greater than 85% of the fair market value on the date of grant. The options are exercisable at such times, in installments or otherwise, as the Board of Directors or a committee of the Board may determine. Generally, these options have a term of five or eight years and are exercisable as to 28% of the total grant one year after the date of grant and 2% per month thereafter. The total number of shares of common stock that may be issued or awarded under the Stock Option Plan is 4,100,000 shares. As of September 30, 2006, there were 398,076 shares available for grant under the Stock Option Plan.

Also in May 1997, Bio-Vascular, as the sole shareholder of the Company, approved and adopted the Vital Images, Inc. 1997 Director Stock Option Plan (the “Director Plan”), which became effective on the Distribution Date. The Director Plan provides non-employee directors with automatic grants of stock options and allows the Board of Directors to make additional discretionary option grants to any or all directors. Options that are granted under the Director Plan are granted with an option price equal to the fair market value on the date of grant, have a term of five or eight years, are non-qualified options and become exercisable in three equal annual installments beginning on the first occurring December 31 after the date of grant. The total number of shares of common stock that may be issued or awarded under the Director Plan is 500,000 shares. As of September 30, 2006, there were 153,000 shares available for grant under the Director Plan.

On May 4, 2006, the shareholders of the Company approved the Vital Images, Inc. 2006 Long-Term Incentive Plan (the “2006 Plan”). The 2006 Plan provides that the total number of shares of the Company’s common stock that may be subject to options, restricted stock awards and other equity awards granted under the 2006 Plan shall not exceed 900,000 shares. The 2006 Plan provides the Board of Directors or a committee of the Board the authority to grant incentive stock options qualified as such under Section 422 of the Internal Revenue Code of 1986 and nonqualified stock options, awards of restricted stock, stock appreciation rights, other equity-based awards, cash-based awards or any combination of such awards subject to the terms of the 2006 Plan. As of September 30, 2006, there were 900,000 shares available for the grant of awards under the 2006 Plan.

The following table summarizes stock option activity for the nine months ended September 30, 2006:

	Shares Underlying Options	Weighted- Average Exercise Price Per Share	Weighted- Average Contractual Term (in years)	Aggregate Intrinsic Value
Total options outstanding as of December 31, 2005	1,997,275	$11.45
Options granted	355,800	$30.94
Options exercised	(430,138)	$8.77
Options forfeited/cancelled/expired	(12,824)	$22.51
Total options outstanding as of September 30, 2006	1,910,113	$15.61	4.75	$30,694,266

Options exercisable as of September 30, 2006	1,098,729	$10.71	4.17	$22,927,875

As of September 30, 2006, there was $8.3 million of unrecognized compensation expense related to stock options that is expected to be recognized over a weighted-average period of 2.6 years.

The aggregate intrinsic value of options (the amount by which the market price of the stock on the date of exercise exceeded the exercise price of the option) exercised during the three and nine months ended September 30, 2006 was $1.7 million and $9.9 million, respectively. Cash received from the exercise of stock options for the three and nine months ended September 30, 2006 was $1.0 million and $3.8 million, respectively. The total tax benefit realized for the tax deductions from options exercised for the three and nine months ended September 30, 2006 was $583,000 and $3.4 million, respectively.

The aggregate intrinsic value of options (the amount by which the market price of the stock on the date of exercise exceeded the exercise price of the option) exercised during the three and nine months ended September 30, 2005 was $1.6 million and $5.5 million, respectively. Cash received from the exercise of stock options for the three and nine months ended September 30, 2005 was $940,000 and $3.1 million, respectively. The total tax benefit realized for the tax deductions from options exercised for the three and nine months ended September 30, 2005 was $622,000 and $2.0 million, respectively.

For purposes of calculating the fair value of options under SFAS 123(R), the weighted average fair value of options granted during the three and nine months ended September 30, 2006 was $12.01 and $13.45, respectively.  For purposes of calculating the fair value of options under SFAS 123, the weighted average fair value of options granted during the three and nine months ended September 30, 2005 was $11.41 and $10.30, respectively. The weighted average fair values for the options were based on the fair values on the dates of grant. The fair values for the options were calculated using the Black-Scholes option-pricing model with the following weighted-average assumptions and expense was adjusted using the following expected forfeiture rate assumptions:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
Expected option life	3.75 years	5.00 years	3.78 years	5.00 years
Expected volatility factor	56%	66%	51%	67%
Expected dividend yield	0%	0%	0%	0%
Risk-free interest rate	4.72%	3.94%	4.67%	3.83%
Expected forfeiture rate	1.12%	0.00%	1.12%	0.00%

Prior to March 9, 2006, the expected life of stock options was calculated by performing a detailed analysis of all historical stock option information available. On March 9, 2006, the Company began to grant options with a five-year legal life instead of the eight-year legal life that had historically been used. As a result, the Company has elected to use the “simplified” method as described in SAB 107, to estimate the expected life of options granted on and after March 9, 2006. The Company will utilize the simplified method until sufficient historical information becomes available on the five-year legal life options. The expected volatility is calculated based on the historical volatility of the Company’s common stock over the expected option life and other appropriate factors. The decrease in volatility is primarily due to a shorter expected option life over which the Company’s common stock price was less volatile. The expected dividend yield is based on the Company’s intent not to issue dividends for the foreseeable future. Risk-free interest rates are calculated based on continuously compounded U.S. Treasury risk-free rates for the appropriate term. The expected forfeiture rate is estimated based on historical experience. In the Company’s pro forma information required under SFAS 123 for the periods prior to January 1, 2006, the Company accounted for forfeitures as they occurred.

Restricted Stock

The Company grants nonvested shares of common stock (“restricted stock”) to certain employees under the Stock Option Plan. The restricted stock generally vests 25% annually beginning one year after the grant date. The Company records equity-based compensation expense equal to the fair market value of the common stock on the date of grant ratably over the vesting period. Equity-based compensation expense related to restricted stock was $192,000 and $547,000  for the three and nine months ending September 30, 2006, respectively. Equity-based compensation expense related to restricted stock was $84,000 and $191,000 for the three and nine months ending September 30, 2005, respectively.

The following table summarizes the restricted stock activity for the nine months ended September 30, 2006:

		Weighted-Average
		Grant Date Fair
	Restricted Shares	Value Per Share
Total outstanding as of December 31, 2005	114,770	$17.61
Shares granted	33,710	$31.77
Shares vested	(28,260)	$17.30
Shares forfeited/cancelled	(1,826)	$22.20
Total outstanding as of September 30, 2006	118,394	$21.64

As of September 30, 2006, there was $2.2 million of unrecognized compensation expense related to restricted stock awards that is expected to be recognized over a weighted-average period of 2.8 years.  The aggregate fair value of restricted stock vested was $281,000 and $789,000 for the three and nine months ended September 30, 2006, respectively. The total tax benefit realized for the tax deductions from restricted stock vested during the three and nine months ended September 30, 2006 was $103,000 and $304,000, respectively. There was no restricted stock that vested during the nine months ended September 30, 2005.

Employee Stock Purchase Plan

The 1997 Employee Stock Purchase Plan (the “ESPP”) was approved and adopted by Bio-Vascular, as the sole shareholder of the Company, in May 1997. The ESPP, which became effective on July 1, 1997, enables eligible employees to purchase the Company’s common stock at a price equal to 85% of the fair market value of the stock on the date an offering period commences or on the date an offering period terminates, whichever is lower. Under the ESPP, an aggregate of up to 250,000 shares of common stock can be issued and sold to participating employees of the Company through a series of three-month offering periods, beginning July 1, 1997. The ESPP covers substantially all employees, subject to certain limitations. Each employee may elect to have up to 10% of his or her base pay withheld and applied toward the purchase of shares in each such offering period. ESPP compensation expense was $31,000 and $77,000 for the three and nine months ended September 30, 2006.

The fair value of stock compensation expense associated with our ESPP was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
Expected life of ESPP options	3 months	3 months	3 months	3 months
Expected volatility factor	50%	32%	55%	39%
Expected dividend yield	0%	0%	0%	0%
Risk-free interest rate	4.96%	3.12%	4.60%	2.70%

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

The computations for basic and diluted net income per share are as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Numerator:
Net income	$1,624,442	$1,621,386	$4,298,303	$3,379,045

Denominator:
Denominator for weighted average common shares outstanding - basic	13,279,490	12,476,721	13,140,168	12,291,856
Dilution associated with the Company’s stock-based compensation plans	678,093	860,313	777,560	855,202
Dilution associated with contingent stock consideration relating to acquisition of HInnovation, Inc. (see Note 9)	69,390	—	23,170	—
Denominator for weighted average common shares outstanding - diluted	14,026,973	13,337,034	13,940,898	13,147,058

Net income per share — basic	$0.12	$0.13	$0.33	$0.27
Net income per share — diluted	$0.12	$0.12	$0.31	$0.26

Antidilutive stock options and restricted stock awards excluded from above calculation	343,800	210,200	280,970	392,130

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

The components of comprehensive income were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net income	$1,624,442	$1,621,386	$4,298,303	$3,379,045
Other comprehensive income:
Net change in unrealized gain on available-for-sale investments, net of tax	6,195	10,168	17,130	15,855
Comprehensive income	$1,630,637	$1,631,554	$4,315,433	$3,394,900

Accumulated other comprehensive loss was $2,803 and $19,933 as of September 30, 2006 and December 31, 2005, respectively.

6.             Other intangible assets and goodwill

Acquired intangible assets subject to amortization were as follows:

	September 30, 2006			December 31, 2005
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Existing software technology	$3,400,000	$(1,795,000)	$1,605,000	$3,400,000	$(1,282,000)	$2,118,000
Patents and patent applications	3,000,000	(1,134,000)	1,866,000	3,000,000	(810,000)	2,190,000
Non-compete/employment agreements	500,000	(441,000)	59,000	500,000	(315,000)	185,000
Total intangible assets subject to amortization	$6,900,000	$(3,370,000)	$3,530,000	$6,900,000	$(2,407,000)	$4,493,000

Intangible assets subject to amortization are amortized on a straight-line basis over the estimated period of benefit. Amortization expense related to other intangible assets was $321,000 for the three months ended September 30, 2006 and 2005.  Amortization expense related to other intangible assets was $963,000 for the nine months ended September 30, 2006 and 2005.  The estimated future amortization expense for identified intangible assets as of September 30, 2006 is as follows:

Remainder of 2006	$321,000
2007	1,133,000
2008	1,116,000
2009	498,000
2010	432,000
2011	30,000
$3,530,000

The preceding expected amortization expense is an estimate. Actual amortization expense may differ from estimates due to additional intangible asset acquisitions, impairment of intangible assets, accelerated amortization of intangible assets and other events.

Goodwill

The change in the carrying amount of goodwill for the nine months ended September 30, 2006 was as follows:

Balance as of December 31, 2005	$6,052,744
Contingent consideration earned (see Note 9)	3,083,853

Balance as of September 30, 2006	$9,136,597

7.           Deferred revenue

The components of deferred revenue were as follows:

	September 30, 2006	December 31, 2005
Maintenance and support	$9,861,152	$7,136,577
Training	4,534,715	3,528,738
Installation	490,225	224,550
Software	434,451	592,353
Hardware and other	356,155	393,590
Total deferred revenue	15,676,698	11,875,808
Less current portion	(14,350,296)	(11,230,578)
Long-term portion of deferred revenue	$1,326,402	$645,230

8.           Income taxes

The Company’s consolidated effective income tax rate was 38.8% and 40.5% for the three and nine months ended September 30, 2006 compared to 37.2% and 36.4% for the same periods in 2005. The provision for income taxes consists of provisions for federal, state and foreign income taxes. The consolidated income tax rate is a composite rate of the various locations and the applicable rates. The increase in the estimated effective tax rate is primarily due to the non-deductibility of incentive stock options, the fair value of which is expensed to operating results effective January 1, 2006 in accordance with SFAS 123(R), for which the tax benefit is recorded only upon a disqualifying disposition, and the expiration of the research and development (“R&D”) tax credit on December 31, 2005. The R&D tax credit reduced the Company’s 2005 effective tax rate by four percentage points to 32.8%.

The Company reviews its annual effective income tax rate on a quarterly basis and makes changes as necessary. The estimated annual effective income tax rate may fluctuate due to changes in forecasted annual pretax income; changes to the valuation allowance for net deferred tax assets; changes to actual or forecasted permanent book to tax differences; impacts from future tax settlements with state, federal or foreign tax authorities; or impacts from tax law changes. In addition, the Company identifies items which are not normal and recurring in nature and treats these as discrete events. The tax effect of discrete items is booked entirely in the quarter in which the discrete event occurs. As of September 30, 2006, the Company determined that there were no events or changes in circumstances that indicated the need to update the December 31, 2005 deferred tax asset realization analysis.

9.           Commitments and contingencies

Agreement with R2 Technology, Inc.

In April 2005, the Company entered into an agreement with R2 Technology, Inc. (“R2”) to market R2’s lung nodule CAD software product to the Company’s customers. The April 2005 agreement replaced the Company’s November 2002 agreement with R2. Under the April 2005 agreement, the Company committed to provide R2 with certain minimum quarterly sales (“Applicable Minimums”) from certain R2 lung CAD related products and services (“R2 Lung CAD Products”) over a 12-quarter period ending June 30, 2008. The Company will receive a commission based on sales of R2 Lung CAD Products to the Company’s customers. To the extent the quarterly Applicable Minimum is not met, the Company will pay R2 the difference between the Applicable Minimum and the actual R2 Lung CAD Product sales achieved.

The Applicable Minimums for the quarters ended September 30, 2005, December 31, 2005 and March 31, 2006 were $414,000 per quarter. Beginning in the quarter ended June 30, 2006 and for each subsequent quarter thereafter, the Applicable Minimum will be equal to the immediately preceding quarter unless the Applicable Minimum for the immediately preceding quarter was not met, at which time the Applicable Minimum will be reduced to the lower of:

i)                the Applicable Minimum of the preceding quarter multiplied by the percent by which the product sales generated in the preceding quarter fell below that quarter’s Applicable Minimum, up to a maximum decline of twenty-three percent (23%); or

ii)             two times the product sales generated by R2 during the preceding quarter through all other sales, marketing and distribution channels, excluding product sales generated under the agreement.

If at any time during the remainder of the agreement term, the Applicable Minimum is less than $414,000 and R2 Lung CAD Product sales for a quarter exceed $414,000, the Applicable Minimum for the next quarter will revert to $414,000. Thereafter, the Applicable Minimums will be subject to the above adjustment. Additionally, at the end of every fourth quarter under the agreement, if the aggregate sales generated under the agreement in the previous four quarters exceeded that period’s aggregate Applicable Minimums, the remaining Applicable Minimum per quarter will be reduced by the amount of the excess divided by the number of quarters remaining under the agreement.

The Applicable Minimum for the quarter ended June 30, 2006 was not met by approximately $255,000.  As a result, the Company recorded a $167,000 expense to sales and marketing expense in the quarter ended June 30, 2006 to cover actual losses through June 30, 2006. The $167,000 expense was based on the second quarter of 2006 shortfall of $255,000 offset by $88,000 of deferred commission fees on sales as of June 30, 2006.  Additionally, based on information available to the Company, R2 had not generated any R2 Lung CAD Product sales during the quarter ending June 30, 2006 through any other sales, marketing and distribution channels, other than sales generated from customers under this agreement.  As a result, the Applicable Minimum for the quarter ended September 30, 2006 was $0.  The Applicable Minimum will be adjusted only if at any time during the remainder of the agreement R2 Lung CAD Product sales for a quarter exceeds $414,000, as described above.  R2 Lung CAD Product sales for the quarter ended September 30, 2006 were approximately $135,000.  As a result, the Applicable Minimum for the quarter ending December 31, 2006 is $0.

The Applicable Minimum for the quarter ended December 31, 2005 was not met by approximately $314,000 and, based on then current estimates utilizing all information available, management believed it was probable that the estimated Applicable Minimum would not be met for the quarter ending March 31, 2006. Additionally, management estimated that the Applicable Minimum would be $0 after March 31, 2006 because, based on information available to the Company, R2 had not generated any R2 Lung CAD Product sales through any other sales, marketing and distribution channels, other than R2 Lung CAD Product sales generated from customers under this agreement. As a result, the Company recorded a $410,000 expense to sales and marketing expense in the quarter ended December 31, 2005 relating to this agreement to cover estimated losses through March 31, 2006. The $410,000 expense was based on the fourth quarter of 2005 shortfall of $314,000 and first quarter of 2006 Applicable Minimum of $414,000 offset by estimated forecasted sales of $140,000, deferred commission fees on sales as of December 31, 2005 of $142,000 and estimated deferred commission fee on forecasted sales of $36,000.  The Applicable Minimum for the quarter ended March 31, 2006 was met. Based on then current estimates utilizing all information available, management believed that it was probable that the estimated Applicable Minimum would be met for the quarter ending June 30, 2006, and there was no indication as of March 31, 2006 that the estimated aggregate Applicable Minimums for subsequent quarters under the agreement would not be met.  As a result, during the quarter ended March 31, 2006, the Company reversed $236,000 of the $410,000 expense recorded to sales and marketing expense recorded in the fourth quarter of 2005.  The remaining expense of $174,000 was based on the fourth quarter of 2005 shortfall of $314,000 offset by the $140,000 of deferred commission fees on sales as of December 31, 2005.

The estimated future aggregate Applicable Minimums is a highly subjective determination, and actual results and any changes to estimates could have an adverse impact on the Company’s financial position and results of operations.  The Company may not generate sufficient sales to meet the minimum contractual commitment for any particular quarter, and thus it may have to pay cash to R2 for the deficit.  As of September 30, 2006, the remaining potential aggregate Applicable Minimums ranged from a minimum of $0 to a maximum of approximately $2.5 million.  If the Company foresees that it will not be able to attain the minimum contractual commitment on a continued basis, it may have to take a charge to earnings, which could be up to the amount of the maximum remaining total commitment.  Any future losses will be recorded under SFAS No. 5, “Accounting for Contingencies,” which requires the amount to be probable and estimable.

The Company has not recognized any commission revenue relating to this agreement, as it was not considered to be fixed or determinable due to the potential for payments by the Company to R2 relating to the Applicable Minimums.

As of July 13, 2006, R2 was acquired by Hologic, Inc.

Contingent consideration related to acquisition

The Company had a contingent consideration agreement related to its acquisition of HInnovation, Inc. (“HInnovation”) in February 2004. The maximum potential contingent consideration was initially $6.0 million with three different contingent consideration criteria.  Two of the contingent consideration criteria, based upon achieving revenue targets for the HInnovation products by March 2005 and licensing products using patents held by HInnovation by February 2006, were not met and expired.  The third contingent consideration criteria, based on the commercial launch of certain Vitrea® software capabilities within the ViTALConnect® software platform, which is the successor to HInnovation’s platform application known as “Iconnection,” was met on August 30, 2006.  As a result, the Company is to pay to the former shareholders of HInnovation contingent stock consideration consisting of 106,398 shares of the Company’s common stock, which, per the merger agreement, was determined by dividing $3.0 million by the average closing price of the Company’s common stock on the ten consecutive trading days ended on August 29, 2006, which is the day immediately prior to August 30, 2006.  The common stock was valued at $3.1 million for accounting purposes, which was based on the average of the closing sale prices of the Company’s common stock for several consecutive trading days occurring immediately before and immediately after August 30, 2006. The contingent payments resulted in a $3.1 million increase in goodwill.  The merger agreement provides for no additional consideration to be paid to the former HInnovation shareholders.   As of September 30, 2006, the 13,418,234 shares of common stock issued and outstanding includes 106,398 shares to be issued as payment to the former shareholders of HInnovation pursuant to Statement of Financial Accounting Standards No. 141, “Business Combinations,” whereby contingent consideration is recorded when the contingency is resolved and consideration is issued or becomes issuable.

Operating lease commitments

The Company rents office space and certain office equipment under operating leases. In addition to minimum lease payments, the office leases require payment of a proportionate share of real estate taxes and building operating expenses.  During the first nine months of 2006, the Company expanded its Minnetonka headquarters.  The minimum lease payments, excluding estimated taxes and operating cost rent obligations, are approximately:

Remainder of 2006	$181,000
2007	823,000
2008	841,000
2009	861,000
2010	880,000
2011	899,000
Thereafter	75,000
Total	$4,560,000

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

The Company is involved in various claims and legal actions in the normal course of business. Management is of the opinion that the outcome of such legal actions will not have a significant adverse effect on the Company’s financial position, results of operations or cash flows. Notwithstanding management’s belief, an unfavorable resolution of some or all of these matters could materially affect our future results of operations or cash flows.

10.    New Accounting Pronouncements

In September 2006, the SEC issued Staff Accounting Bulletin No, 108 Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement.  The SEC staff believes that registrants should quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors considered, is material. SAB 108 is effective for fiscal years ending on or after November 15, 2006, with early application encouraged. The Company does not believe that SAB 108 will have a material impact on its consolidated financial statements.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive summary

Vital Images, Inc. (also referred to as “we”, “us” and “our”) continued to achieve significant growth during the third quarter ended September 30, 2006. Specifically:

•                  Total revenue increased 35% to $17.8 million, compared to $13.2 million for the third quarter of 2006.

•                  Pretax income increased to $2.7 million, which included $1.3 million of equity-based compensation costs, compared to pretax income of $2.6 million for the third quarter of 2005, which included $89,000 of equity-based compensation costs.

•                  Net income was $1.6 million, or $0.12 per diluted share, which included equity-based compensation costs of $862,000 (after tax), compared to net income of $1.6 million, or $0.12 per diluted share, for the 2005 third quarter, which included equity-based compensation costs of $56,000 (after tax).

Results for both the 2006 and 2005 third quarters include amortization of identified intangibles of $351,000.

Our results for the nine months ended September 30, 2006 also show our significant growth year over year; specifically:

•                  Total revenue increased 39% to $50.5 million, compared to $36.4 million in the year-ago period.

•                  Pretax income increased to $7.2 million, which included $3.7 million of equity-based compensation costs, compared to pretax income of $5.3 million in the year-ago period, which included $202,000 of equity-based compensation costs.

•                  Net income increased to $4.3 million, or $0.31 per diluted share, which included equity-based compensation of $2.7 million (after tax), compared to net income of $3.4 million, or $0.26 per diluted share, in the year-ago period, which included equity-based compensation of $129,000 (after tax).

Results for both the first nine months of 2006 and 2005 include amortization of identified intangibles of $1.1 million. In the first quarter of 2006, we reversed $236,000 of the $410,000 expense recorded in the fourth quarter of 2005 relating to our agreement with R2.  In the second quarter of 2006, we recorded a $167,000 expense relating to relating to our agreement with R2 Technology, Inc. (see Note 9 to the Condensed Consolidated Financial Statements for further discussion). The results for the first nine months of  2006 also include a $284,000 one-time charge related to the retirement of Vincent Argiro, our Chief Technology Officer and founder, of which $146,000 related to equity-based compensation (which was included in the $3.7 million equity-based compensation cost noted above) and $138,000 related to future cash payments. The nine months ended September 30, 2005 include a loss on operating lease of $493,000 related to a facilities move in the first quarter of 2005.

Our balance sheet continued to strengthen during the quarter ended September 30, 2006. Total cash, cash equivalents and marketable securities were $63.5 million as of September 30, 2006, compared to $49.8 million as of December 31, 2005. Working capital (defined as current assets less current liabilities) was $59.8 million as of September 30, 2006, compared to $45.6 million as of December 31, 2005.

Throughout our history, a significant portion of our revenue has been generated from the U.S. radiology computed tomography, or CT, market. Going forward, we anticipate a growing contribution from other sources, including international sales, sales from an expanding picture archive and communication systems, or PACS, market, sales to medical specialists in areas other than radiology, sales of Web-based products and sales to our growing installed customer base.

Overview of our business

We are a leading provider of enterprise-wide advanced visualization and image analysis solutions for use by medical professionals in clinical analysis and therapy planning for medical conditions. We provide software, training, software maintenance, professional services and, on occasion, hardware to our customers. Our technology rapidly transforms complex data generated by diagnostic imaging equipment into functional digital images that can be manipulated and analyzed using our specialized applications to better understand internal anatomy and pathology. We believe our solutions improve physician workflow and productivity, enhance the ability to make clinical decisions, and complement often significant capital investments in diagnostic imaging equipment made by our customers. Our software is compatible with equipment from all major manufacturers of diagnostic imaging equipment, such as CT, magnetic resonance, or MR, and positron emission tomography, or PET, scanners, and can be integrated into PACS. Many hospitals use PACS to acquire, distribute and archive medical images and diagnostic reports, reducing the need for film and increasing reliance on advanced visualization solutions such as ours. We also offer a ViTALConnect, Web-based solution that provides physicians with anywhere, anytime access to medical images and visualization tools through any Internet-enabled computer.

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

ViTALConnect®, our Web-based solution, allows multiple physicians to collaboratively use enterprise-wide advanced visualization in their medical practices. It provides radiologists and referring physicians anywhere, anytime access to interactive 2D, 3D and 4D medical images and the ability to measure, rotate, analyze and segment those images.

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

Vitrea Option	Clinical Use
• VScore	— Quantify calcium in the four major coronary arteries
• CT Brain Perfusion	— Analyze the blood flow of stroke victims
• Innerview GI (virtual colonoscopy)	— Locate and analyze polyps in the colon
• Automated Vessel Measurements	— Characterize the course and dimensions of diseased blood vessels
• CT Cardiac	— Determine the extent of obstructive coronary artery disease
• Vessel Probe	— Define vascular anatomy and the extent of obstruction in vessels other than the coronary arteries
• CT Lung and Lung Tools	— Visualize and measure nodules in the lungs
• ImageChecker® CT	— Detect pulmonary nodules in the chest
• Fusion7D™	— Visualize images and fuse studies from multiple modalities, such as MR and PET
• CADstream™	— Analyze MR breast exams
• QMass™ MR	— Analyze MR cardiac images
• SUREPlaque™	— Aid in evaluating, characterizing, and quantifying plaque inside the coronary arteries

Our software solutions are highly scalable, enabling us to market our products and services to a wide range of customers, including large hospital networks, medical centers, ambulatory clinics, imaging centers and cardiology centers. We have a large installed base of customers, which we believe provides us with a significant barrier to competition and a platform to sell additional Vitrea licenses, options and upgrades. Through September 30, 2006, we had sold approximately 3,500 separate software licenses for our solutions, most of which are Vitrea licenses. Our customers acquire Vitrea under several different licensing models, including a single license for an entire enterprise, licenses usable only on specified workstations, and floating licenses. Floating licenses allow a customer to purchase a specified number of licenses that can be used on any workstation, but only the purchased number of licenses may be used concurrently.

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

Results of Operations

The following table sets forth information from our Condensed Consolidated Income Statements, expressed as a percentage of total revenue.

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenue:
License fees	65.5%	68.6%	67.4%	66.7%
Maintenance and services	32.3	27.6	30.2	28.9
Hardware	2.2	3.8	2.4	4.4
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
License fees	6.3	8.2	7.2	9.6
Maintenance and services	11.5	11.4	11.2	11.3
Hardware	1.7	2.4	1.7	2.7
Total cost of revenue	19.5	22.0	20.1	23.6
Gross profit	80.5	78.0	79.9	76.4
Operating expenses:
Sales and marketing	35.2	31.2	34.9	31.8
Research and development	19.1	16.4	18.9	16.3
General and administrative	15.7	12.8	15.7	14.2
Loss on operating lease	—	—	—	1.4
Total operating expenses	70.0	60.4	69.5	63.7
Operating income	10.5	17.6	10.4	12.7
Interest income	4.4	2.0	3.9	1.8
Income before income taxes	14.9	19.6	14.3	14.5
Provision for income taxes	5.8	7.3	5.8	5.2
Net income	9.1%	12.3%	8.5%	9.3%

Revenue

Total revenue increased 35% to $17.8 million in the third quarter of 2006, from $13.2 million in the third quarter of 2005. Total revenue increased 39% to $50.5 million in the first nine months of 2006, from $36.4 million in the first nine months of 2005. The revenue growth was driven by an increase in our core revenue components of software license fees, including revenue from software options, and maintenance and service revenue from a larger installed base of customers.

License fee revenue increased 29% to $11.7 million in the third quarter of 2006, compared to $9.0 million in the third quarter of 2005. License fee revenue increased 40% to $34.0 million in the first nine months of 2006, compared to $24.3 million in the first nine months of 2005. The increase in license fee revenue was driven by an increase in the number of Vitrea licenses and third party options sold through both enterprise and IT/PACS-related sales. Revenue from Vitrea licenses increased 10% to $4.2 million in the third quarter of 2006, from $3.8 million in the third quarter of 2005. Revenue from Vitrea licenses increased 35% to $13.6 million in the first nine months of 2006, from $10.1 million in the first nine months of 2005. Vitrea option revenue (including third party software) increased 45% to $7.1 million in the third quarter of 2006, from $4.9 million in the third quarter of 2005. Vitrea option revenue (including third party software) increased 47% to $19.3 million in the first nine months of 2006, from $13.2 million in the first nine months of 2005.

Software license revenue from our distribution agreement with Toshiba Medical Systems Corporation was $5.7 million for the third quarter of 2006, an increase of 60% over third quarter 2005 license revenue of $3.6 million.  In the first nine months of 2006, software license revenue from our distribution agreement with Toshiba increased 30% to $14.9 million, from $11.4 million in the first nine months of 2005. License fee revenue from Toshiba represented 49% and 39% of total license fee revenue in the third quarters of 2006 and 2005, respectively. License fee revenue from Toshiba represented 44% and 47% of total license fee revenue in the first nine months of 2006 and 2005, respectively. Total revenue from Toshiba represented 43% and 40% of total revenue in the third quarters of 2006 and 2005, respectively. Total revenue from Toshiba represented 40% and 46% of total revenue in the first nine months of 2006 and 2005, respectively.

Total revenue through our PACS partner McKesson Information Systems LLC was $1.4 million, or 8% of total revenue, in the third quarter of 2006, compared to $1.3 million, or 10% of total revenue, in the year-ago period, which was an increase from 2% in the full year of fiscal 2004.  Total revenue generated through our partnership with McKesson was $4.9 million, or 10% of total revenue, for the first nine months of 2006, compared to $2.7 million, or 8% of total revenue, in the year-ago period.  The increase was a result of the changing advanced visualization and analysis market, in which customers are more frequently purchasing multiple software licenses as part of an enterprise IT/PACS purchase.

Maintenance and services revenue increased 58% to $5.7 million in the third quarter of 2006, compared to $3.6 million in the third quarter of 2005. Maintenance and services revenue increased 45% to $15.2 million in the first nine months of 2006, compared to $10.5 million in the first nine months of 2005. The $2.1 million and $4.7 million increases in total maintenance and services revenue for the third quarter and first nine months of 2006, respectively, were primarily due to increases in maintenance revenue, which was a result of a significant increase in our installed base of customers, as well as increased pricing on maintenance services.

Hardware revenue decreased 23% to $384,000 in the third quarter of 2006, compared to $496,000 in the third quarter of 2005. Hardware revenue decreased 25% to $1.2 million in the first nine months of 2006, compared to $1.6 million in the first nine months of 2005. We sell hardware as a convenience to our customers, and fluctuations in sales are driven by individual customer purchasing preferences. Sales of hardware systems are not core to our strategy and will fluctuate from period to period depending upon the needs of our customers.

Cost of revenue

Gross profit increased 39% to $14.3 million in the third quarter of 2006, compared to $10.3 million in the third quarter of 2005, and increased 45% to $40.3 million in the first nine months of 2006, compared to $27.8 million in the first nine months of 2005.

A comparison of gross profit and gross margin by revenue category is as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Gross profit:
License fees	$10,534,470	$7,945,871	$30,390,874	$20,810,907
Maintenance and services	3,698,939	2,143,267	9,576,286	6,380,833
Hardware	77,672	175,033	350,692	643,346
Total gross profit	$14,311,081	$10,264,171	$40,317,852	$27,835,086

Gross margin:
License fees	90%	88%	89%	86%
Maintenance and services	64%	59%	63%	61%
Hardware	20%	35%	29%	40%
Total gross margin	80%	78%	80%	76%

The increase in license fee gross margins for both the three and nine months ended was due to an increase in total Vitrea add-on option revenue, which has lower associated costs. Amortization of acquired software technology related to the HInnovation acquisition was $279,000 in the third quarters of both 2006 and 2005. Amortization of acquired software technology related to the HInnovation acquisition was $837,000 in the first nine months of both 2006 and 2005. Because this amortization charge is a fixed amount, unless we recognize an impairment of this asset or acquire additional software technology, gains in revenue will not be offset by increases in amortization expense, thus positively affecting gross margins. License fee gross margin may fluctuate based on the percentage of our sales of third party software products, which generally carry lower gross margins.

The third quarter increase in maintenance and services gross margin was a result of a significant increase in our installed base of customers and  increased pricing on maintenance services, partially offset by an increased number of personnel and an increase in equity-based compensation as a result of the implementation of SFAS 123(R) as of January 1, 2006. Our number of support personnel was 49 people as of September 30, 2006, compared to 30 people as of September 30, 2005. Equity-based compensation expense increased to $98,000 in the third quarter of 2006, compared to $6,000 in the third quarter of 2005. Maintenance and services gross margin increased slightly for the first nine months of 2006, compared to the first nine months of 2005, as the increase in our installed base of customers and maintenance pricing was largely offset by the increases in the number of personnel and equity-based compensation  described above.  Equity-based compensation expense increased to $277,000 in the first nine months of 2006, compared to $14,000 in the first nine months of 2005. We will continue to invest in our training, installation, professional services and customer support areas in the future to adequately support our growing installed base of customers. We will also continue to evaluate maintenance and services pricing as our cost structure increases.

Hardware gross margin decreased to 20% in the third quarter of 2006, compared to 35% in the third quarter of 2005. Hardware gross margin decreased to 29% in the first nine months of 2006, compared to 40% in the first nine months of 2005. The decrease in hardware gross margin was primarily due to a maintenance and support promotion which provided customers with a discount on hardware in connection with a maintenance and support contract.

Including equity-based compensation, we expect total gross margin to be approximately 80% for the year ending December 31, 2006.

Sales and marketing

Sales and marketing expenses increased 52% to $6.3 million in the third quarter of 2006, compared to $4.1 million in the third quarter of 2005. Sales and marketing expenses increased 52% to $17.6 million in the first nine months of 2006, compared to $11.6 million in the first nine months of 2005.

The increase in expenses during both periods was due to an increase in compensation costs as a result of additional personnel and higher equity-based compensation costs as a result of our implementation of SFAS 123(R) as of January 1, 2006, higher sales commission expenses resulting from significantly increased revenue, higher travel and entertainment costs and higher costs for attending industry tradeshows. Sales and marketing expenses as a percentage of revenue was 35% and 31% for the quarters ended September 30, 2006 and 2005, respectively. Sales and marketing expenses as a percentage of revenue was 35% and 32% for the nine months ended September 30, 2006 and 2005, respectively.  The increase in sales and marketing as a percentage of revenue during both periods is primarily due to higher equity-based compensation costs as a result of our implementation of SFAS 123(R) as of January 1, 2006.

Equity-based compensation expense related to sales and marketing increased $513,000 to $544,000 in the third quarter of 2006, compared with $31,000 in the third quarter of 2005. Equity-based compensation expense related to sales and marketing increased $1.4 million to $1.5 million in the first nine months of 2006, compared with $59,000 in the first nine months of 2005. Salaries, benefits and bonus-related expenses, excluding commissions, increased $870,000 to $2.2 million in the third quarter of 2006, compared with $1.4 million in the third quarter of 2005. Salaries, benefits and bonus-related expenses, excluding commissions, increased $2.1 million to $6.1 million in the first nine months of 2006, compared with $4.0 million in the first nine months of 2005.  For both periods, the increase in salaries, benefits and bonus-related expenses was driven primarily by additional personnel to drive and support our growth.  We had 75 and 50 sales and marketing personnel as of September 30, 2006 and 2005, respectively.  As of September 30, 2006, we had 4 regional sales directors and 48 domestic sales representatives comprised of 33 enterprise and installed base representatives, 10 Toshiba representatives, 4 maintenance and service representatives and 1 national accounts representative, as well as 3 international sales representatives.

Commission expense increased $267,000 to $1.4 million in the third quarter of 2006, compared with $1.1 million in the third quarter of 2005, and increased $823,000 to $3.9 million in the first nine months of 2006, compared with $3.0 million in the first nine months of 2005, as commission expense has a direct correlation to increased revenue. Also, as a result of the increased number of personnel, travel and entertainment related expenses increased $163,000 to $637,000 in the third quarter of 2006, compared with $474,000 in the third quarter of 2005. For the same reason, travel and entertainment related expenses increased $540,000 to $1.8 million in the first nine months of 2006, compared to $1.3 million in the first nine months of 2005.

As we have significantly increased our presence at industry tradeshows, expenses increased $295,000 to $810,000 in the first nine months of 2006, compared with $515,000 in the first nine months of 2005.  However, tradeshow expenses were relatively constant in the third quarter of 2006 as compared to the third quarter of 2005 due to the general timing of tradeshows.  In the first quarter of 2006, we reversed $236,000 of the $410,000 expense recorded in the fourth quarter of 2005 relating to our agreement with R2.  In the second quarter of 2006, we recorded a $167,000 expense relating to relating to our agreement with R2 Technology, Inc. (see Note 9 to the Condensed Consolidated Financial Statements for further discussion).

We expect sales and marketing expenses to continue to increase in future periods primarily as a result of the need to support additional growth through the hiring of sales and marketing personnel. Including equity-based compensation, we expect sales and marketing expenses to be between 35% and 37% of total revenue for the year ending December 31, 2006.

Research and development

Research and development expenses increased 57% to $3.4 million in the third quarter of 2006, compared to $2.2 million in the third quarter of 2005. Research and development expenses increased 61% to $9.5 million in the first nine months of 2006, compared to $5.9 million in the first nine months of 2005.

The increase in expenses during both periods was due to an increase in compensation costs as a result of additional personnel and higher equity-based compensation costs as a result of our implementation of SFAS 123(R) as of January 1, 2006.  Research and development expenses as a percentage of revenue were 19% and 16% for the quarters ended September 30, 2006 and 2005, respectively. Research and development expenses as a percentage of revenue were 19% and 16% for the nine months ended September 30, 2006 and 2005, respectively.

Salaries, benefits and bonus-related expenses increased $839,000 to $2.2 million in the third quarter of 2006, compared to $1.4 million in the third quarter of 2005, and increased $2.1 million to $6.0 million in the first nine months of 2006, compared to $3.9 million in the first nine months of 2005.  For both periods, the increase was driven primarily by additional personnel focused on product innovation and development. We had 93 and 65 research and development personnel as of September 30, 2006 and 2005, respectively.  The $2.1 million increase for the nine month period ended September 30, 2006 also included a $138,000 one-time charge related to the retirement of Vincent Argiro, our Chief Technology Officer and founder, which was recorded in the first quarter of 2006.

Equity-based compensation expense related to research and development increased $144,000 to $156,000 in the third quarter of 2006, which compares to $12,000 in the third quarter of 2005, and increased $612,000 to $639,000 in the first nine months of 2006, compared to $27,000 in the first nine months of 2005.  For both periods, the increase is a result of our implementation of SFAS 123(R) as of January 1, 2006.  The $612,000 increase equity-based compensation expense for the nine month period ended September 30, 2006 also included a $146,000 one-time charge related to the retirement of Vincent Argiro, which was recorded in the first quarter of 2006. In addition, contract and consulting costs increased $310,000 to $718,000 in the first nine months of 2006, compared to $408,000 in the first nine months of 2005.  The nine month increase was due to our requirement for additional temporary assistance in completing certain research and development activities, specifically in the area of software testing and validation.

We expect research and development expenses to continue to increase in future periods primarily as a result of additional personnel to support the expansion of our product development activities so that we can maintain our status as an industry leader in advanced visualization. Including the equity-based compensation, we expect research and development expenses to be approximately 19% of total revenue for the year ending December 31, 2006.

General and administrative

General and administrative expenses increased 66% to $2.8 million in the third quarter of 2006, compared to $1.7 million in the third quarter of 2005. General and administrative expenses increased 52% to $7.9 million in the first nine months of 2006, compared to $5.2 million in the first nine months of 2005.

The increase in expenses for both periods was primarily due to higher equity-based compensation costs as a result of our implementation of SFAS 123(R) as of January 1, 2006 and increases in compensation costs as a result of the additional number of personnel needed to support increasing infrastructure and other administrative needs. General and administrative expenses as a percentage of revenue were 16% and 13% for the quarters ended September 30, 2006 and 2005, respectively. General and administrative expenses as a percentage of revenue were 16% and 14% for the nine months ended September 30, 2006 and 2005, respectively.

Equity-based compensation expense increased $446,000 to $486,000 in the third quarter of 2006, compared with $40,000 in the third quarter of 2005, and increased $1.2 million to $1.3 million in the first nine months of 2006, from $101,000 in the first nine months of 2005. For both periods, the increase resulted from our implementation of SFAS 123(R) as of January 1, 2006. Salaries, benefits and bonus-related expenses increased $515,000 to $1.3 million in the third quarter of 2006, compared with $784,000 in the third quarter of 2005, and increased $1.0 million to $3.5 million in the first nine months of 2006, compared with $2.5 million in the first nine months of 2005. For both periods, the increase was driven by an increased number of personnel, as there were 47 and 28 general and administrative personnel as of September 30, 2006 and 2005, respectively. Bad debt expense was $0 for the third quarter of 2006, compared to $25,000 in the third quarter of 2005, and increased $159,000 for the first nine months of 2006, as there was a $184,000 recovery in the first quarter of 2005, a $25,000 expense in the third quarter of 2005 and $0 bad debt expense in the first nine months of 2006.

We expect general and administrative expenses to continue to increase in future periods primarily as a result of increased personnel and administrative costs associated with various company initiatives to build the infrastructure for a larger business, as well as international expansion. Including the equity-based compensation, we expect general and administrative expenses to be approximately 16% of total revenue for the year ended December 31, 2006.

Equity-based compensation

We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. Our Condensed Consolidated Financial Statements as of and for the three and nine months ended September 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our Condensed Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Equity-based compensation expense recognized under SFAS 123(R) was $1.3 million and $3.7 million for the three and nine months ended September 30, 2006, respectively. Equity-based compensation expense of $89,000 and $202,000 for the three and nine months ended September 30, 2005, respectively, was related to restricted stock awards. There was no equity-based compensation expense related to employee stock options and employee stock purchases during the three and nine months ended September 30, 2005. Applying SFAS 123 on a pro forma basis, equity-based compensation expense was $930,000 and $2.5 million for the three and nine months ended September 30, 2005, respectively.

The weighted average fair values for the options were based on the fair values on the dates of grant. The fair values for the options were calculated using the Black-Scholes option-pricing model with the following weighted-average assumptions and expense was adjusted using the following expected forfeiture rate assumptions:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
Expected option life	3.75 years	5.00 years	3.78 years	5.00 years
Expected volatility factor	56%	66%	51%	67%
Expected dividend yield	0%	0%	0%	0%
Risk-free interest rate	4.72%	3.94%	4.67%	3.83%
Expected forfeiture rate	1.12%	0.00%	1.12%	0.00%

Prior to March 9, 2006, the expected life of stock options was calculated by performing a detailed analysis of all historical stock option information available. On March 9, 2006, we began to grant options with a five-year legal life instead of the eight-year legal life that had historically been used. As a result, we have elected to use the “simplified” method as described in SAB 107 to estimate the expected life of options granted on and after March 9, 2006. We will utilize the simplified method until sufficient historical information becomes available on the five-year legal life options. The expected volatility is calculated based on the historical volatility of our common stock over the expected option life and other appropriate factors. The decrease in volatility is primarily due to a shorter expected option life over which our common stock price was less volatile. The expected dividend yield is based on our intent to not issue dividends. Risk-free interest rates are calculated based on continuously compounded U.S. Treasury risk-free rates for the appropriate term. The expected forfeiture rate is estimated based on historical experience. In our pro forma information required under SFAS 123 for the periods prior to January 1, 2006, we accounted for forfeitures as they occurred.

As of September 30, 2006, there was $8.3 million of unrecognized compensation expense related to stock options that is expected to be recognized over a weighted-average period of 2.6 years.  As of September 30, 2006, there was $2.2 million of unrecognized compensation expense related to restricted stock awards that is expected to be recognized over a weighted-average period of 2.8 years.

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

Interest income

We generated $792,000 of interest income in the third quarter of 2006, compared with $268,000 in the third quarter of 2005, and $2.0 million in the first nine months of 2006, compared with $669,000 in the first nine months of 2005.  The increase in both periods was primarily due to increases in cash, cash equivalents and marketable securities and an increase in interest rates.

Income taxes

Our consolidated effective income tax rate was 38.8% and 40.5% for the three and nine months ended September 30, 2006, respectively, compared to 37.2% and 36.4% for the three and nine months ended September 30, 2005, respectively. The provision for income taxes consists of provisions for federal, state and foreign income taxes. The consolidated income tax rate is a composite rate of the various locations and the applicable rates. The increase in the estimated effective tax rate is primarily due to the non-deductibility of incentive stock options, the fair value of which is expensed to operating results effective January 1, 2006 in accordance with SFAS 123(R), for which the tax benefit is recorded only upon a disqualifying disposition, and the expiration of the R&D tax credit on December 31, 2005. The R&D tax credit reduced our 2005 effective tax rate by four percentage points to 32.8%.

The increase in the estimated effective tax rate is due to the non-deductibility of incentive stock options, for which the tax benefit is recorded only upon a disqualifying disposition, and the expiration of the R&D tax credit on December 31, 2005. There is current legislation in Congress that would extend the R&D tax credit and, if approved, we would expect an effective tax rate between 38% and 39% in 2006. We do not anticipate paying any significant income taxes for the next three to six years due to the utilization of net operating losses and tax deductions from the exercise of stock options.

We review our annual effective income tax rate on a quarterly basis and make changes as necessary. The estimated annual effective income tax rate may fluctuate due to changes in forecasted annual operating income; changes to the valuation allowance for net deferred tax assets; changes to actual or forecasted permanent book to tax differences; impacts from future tax settlements with state, federal or foreign tax authorities; or impacts from tax law changes. In addition, we identify items which are not normal and recurring in nature and treat these as discrete events. The tax effect of discrete items is booked entirely in the quarter in which the discrete event occurs. As of September 30, 2006, we determined that there were no events or changes in circumstances that indicated the need to update the December 31, 2005 deferred tax asset realization analysis.

Liquidity and capital resources

As of September 30, 2006, we had $63.5 million in cash, cash equivalents and marketable securities, working capital (defined as current assets less current liabilities) of $59.8 million and no borrowings, as compared to $49.8 million in cash, cash equivalents and marketable securities, working capital of $45.6 million and no borrowings as of December 31, 2005.

Operating activities

During the first nine months of 2006, cash provided by operations was $9.4 million. This amount includes a decrease of $3.2 million related to the excess tax benefit from stock transactions. Before our adoption of SFAS 123(R) as of January 1, 2006, we presented all tax benefits resulting from the exercise of stock options and settlement of restricted stock awards as operating cash inflows in the consolidated statements of cash flows in accordance with the provisions of the Emerging Issues Task Force (“EITF”) Issue No 00-15, “Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option.” SFAS 123(R) requires the benefits of tax deductions in excess of the compensation cost recognized for those options and stock awards to be classified as financing cash inflows rather than operating cash inflows on a prospective basis. This amount is shown as “Excess tax benefit from stock transactions” on the Condensed Consolidated Statements of Cash Flows.

During the first nine months of 2006, cash provided by operations included a decrease of  $969,000 due to changes in working capital accounts. The change primarily related to a $2.9 million increase in accounts receivable due to significant sales during the 2006 third quarter, a $787,000 decrease in accrued expenses and other current liabilities due primarily to the payment in March 2006 of bonuses earned in 2005, a $627,000 decrease in accounts payable due to the general timing of payments to vendors and a $447,000 increase in prepaid expenses and other current assets primarily due to an increase in prepaid insurance and prepaid trade shows.   The decreases in cash were offset by a $3.8 million increase in deferred revenue due to increased sales and an increased customer base.  Days’ sales outstanding (calculated by dividing quarterly revenue on an annualized basis by ending net accounts receivable) increased by two days to 88 days as of September 30, 2006, compared to 86 days as of December 31, 2005. We use days’ sales outstanding as an activity measure which places emphasis and focus on accounts receivable, but the measure used by us is not defined under U.S. generally accepted accounting principles, and similarly titled measures may not be computed the same by other companies.

During the nine months ended September 30, 2005, cash provided by operations was $6.3 million, which consisted of a decrease of $3.5 million from changes in working capital accounts, an increase of $1.2 million in deferred rent relating to payments and estimated payments to be made by our Minnetonka landlord for our benefit, and an increase of $8.6 million from other operating activities.  Changes in the working capital accounts included a $4.4 million increase in accounts receivable due to an increase in sales and an increase in days’ sales outstanding to 88 days as of September 30, 2005 from 67 days as of December 31, 2004, and an increase in deferred revenue of $1.3 million due to increased deferred maintenance and support revenue as resulting from increased sales to a larger customer base.  Other changes in working capital accounts consisted of an increase of $401,000 in prepaid expenses and other assets due to an increase in amounts prepaid for tradeshow related activity; a decrease of $286,000 in accounts payable due to increased operating costs and general timing of payments to vendors; and an increase of $388,000 in accrued liabilities due to an increase in amounts accrued for commissions and bonuses.

Investing activities

During the first nine months of 2006, cash provided by investing activities was $4.6 million, compared with a use of $17.3 million in the year-ago period.

We used $3.3 million and $3.6 million for purchases of property and equipment in the first nine months of 2006 and 2005, respectively.  We purchased furniture and fixtures and leasehold improvements related to the expansion of  Minnetonka headquarters in the first nine months of 2006 and our move to our Minnetonka headquarters in the first quarter of 2005.  In addition, the purchases in both periods related to the upgrade of computer equipment and purchase of computer equipment for new personnel. We anticipate that we will continue to purchase property and equipment necessary in the normal course of our business. The amount and timing of these purchases and the related cash outflows in future periods are difficult to predict and depend on a number of factors, including the hiring of employees, the rate of change of computer hardware and expansion of our office facilities.

We used $25.0 million and $21.6 million to purchase investments in marketable securities during the first nine months of 2006 and 2005, respectively. We realized $32.9 million and $7.9 million of proceeds from maturities of marketable securities during the first nine months of 2006 and 2005, respectively. As of September 30, 2006, our marketable securities consist of U.S. government obligations, U.S. government agency obligations and corporate commercial obligations.

Financing activities

Cash provided by financing activities totaled $7.3 million and $3.3 million for the first nine months of 2006 and 2005, respectively. Proceeds from the sale of common stock under stock plans were $4.0 million and $3.3 million during the first nine months of 2006 and 2005, respectively. The remaining increase in the first nine months of 2006 related to the excess tax benefit from stock transactions.

We have never paid or declared any cash dividends and do not intend to pay dividends in the foreseeable future.

Off-balance-sheet arrangements

We did not have any off-balance sheet arrangements as of September 30, 2006 or December 31, 2005.

Contingent consideration related to acquisition

We had a contingent consideration agreement related to our acquisition of HInnovation in February 2004. The maximum potential contingent consideration was initially $6.0 million with three different contingent consideration criteria.  Two of the contingent consideration criteria, based upon achieving revenue targets for the HInnovation products by March 2005 and licensing products using patents held by HInnovation by February 2006, were not met and expired.  The third contingent consideration criteria, based on the commercial launch of certain Vitrea software capabilities within the ViTALConnect software platform, which is the successor to HInnovation’s platform application known as “Iconnection,” was met on August 30, 2006.  As a result, we are to pay to the former shareholders of HInnovation contingent stock consideration consisting of 106,398 shares of our common stock, which, per the merger agreement, was determined by dividing $3.0 million by the average closing price of the Company’s common stock on the ten consecutive trading days ended on August 29, 2006, which is the day immediately prior to August 30, 2006.  The common stock was valued at $3.1 million for accounting purposes, which was based on the average of the closing sale prices of our common stock for several trading days occurring immediately before and immediately after August 30, 2006. The contingent payments resulted in a $3.1 million increase in goodwill.  The merger agreement provides for no additional consideration to be paid to the former HInnovation shareholders.

Agreement with R2 Technology, Inc.

In the first quarter of 2006, we reversed $236,000 of the $410,000 expense recorded in the fourth quarter of 2005 relating to our agreement with R2.  In the second quarter of 2006, we recorded a $167,000 expense relating to relating to our agreement with R2.  No such charges or reversals occurred during the third quarter of 2006.  As of September 30, 2006, the remaining potential aggregate commitment under this agreement ranges from a minimum of $0 to a maximum of approximately $2.5 million. See Note 9 to the Condensed Consolidated Financial Statements for further discussion.

Other purchase commitments

We had no significant outstanding purchase orders as of September 30, 2006. We have entered into a number of technology licensing agreements that provide for the payment of royalties when we sell Vitrea. Except for the R2 purchase commitment described above, we are not obligated for any minimum payments under such agreements.

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

Cautionary Statement Regarding Forward-Looking Information

Vital Images desires to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 and is filing this cautionary statement in connection with the Reform Act. This Quarterly Report on Form 10-Q and any other written or oral statements made by or on our behalf may include forward-looking statements that reflect our current views with respect to future events and future financial performance. Certain statements in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of Section 27(a) of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify these forward-looking statements by our use of the words “believes,” “anticipates,” “forecasts,” “projects,” “could,” “plans,” “expects,” “may,” “will,” “would,” “intends,” “estimates,” “predicts” and similar expressions, whether in the negative or affirmative. We wish to caution you that any forward-looking statements made by us or on our behalf are subject to uncertainties and other factors that could cause such statements to be wrong. We cannot guarantee that we actually will achieve these plans, intentions or expectations. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These statements are only predictions and speak of our views only as of the date the statements were made. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, and/or performance of achievements. We do not assume any obligation to update or revise any forward-looking statements that we make, whether as a result of new information, future events or otherwise.

Factors that may impact forward-looking statements include, among others, our abilities to maintain the technological competitiveness of our current products, develop new products, successfully market our products, respond to competitive developments, develop and maintain partnerships with providers of complementary technologies, manage our costs and the challenges that may come with growth of our business, and attract and retain qualified sales, technical and management employees. We are also affected by the growth and regulation of the medical technology industry, including the acceptance of enterprise-wide advanced visualization by hospitals, clinics, and universities, and the  reimbursement and regulatory practices of Medicare, Medicaid, and private third-party payer organizations. We are also affected by other factors identified in our filings with the Securities and Exchange Commission, some of which are set forth in the section entitled “Item 1A.Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, as modified in Item 1A of Part II of ourQuarterly Report on Form 10-Q for the quarter ended March 31, 2006. Although we have attempted to list comprehensively these important factors, we also wish to caution investors that other factors may prove to be important in the future in affecting our operating results. New factors emerge from time to time, and it is not possible for us to predict all of these factors, nor can we assess the impact each factor or combination of factors may have on our business.

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

Changes in internal control over financial reporting

There were no changes in internal control over financial reporting during the third quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

VITAL IMAGES, INC.

November 2, 2006	/s/ Michael H. Carrel
Michael H. Carrel
Chief Operating Officer and Chief Financial Officer (Chief Financial Officer and Chief Accounting Officer)