Form 10-K
period 2006-12-31
VITAL IMAGES INC
filed 2007-03-15
CIK 912888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission file number:  0-22229

Vital Images, Inc.

(Exact name of registrant as specified in its charter)

Minnesota	42-1321776
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

5850 Opus Parkway, Suite 300
Minnetonka, MN 55343-4414	55343-4414
(Address of principal executive offices)	(Zip Code)

(952) 487-9500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.01 par value; Preferred Stock Purchase Rights	Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act: None

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

Large accelerated filer ☐   Accelerated filer ☒   Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐       No ☒

As of June 30, 2006, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $326,325,162. The common stock is the registrant’s only class of voting stock.

The number of shares outstanding of the issuer’s class of common stock as of February 28, 2007 was 16,975,038 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant’s definitive Proxy Statement in connection with the Annual Meeting of Stockholders to be held May 3, 2007 (“2007 Proxy Statement”) are incorporated by reference into Part III of this Form 10-K, as indicated in Items 10 through 14 of Part III.

Vital Images, Inc.
Form 10-K

Part I

Cautionary Statement Regarding Forward-Looking Information

Vital Images desires to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”) and is filing this cautionary statement in connection with the Reform Act. This Annual Report on Form 10-K and any other written or oral statements made by or on our behalf may include forward-looking statements that reflect our current views with respect to future events and future financial performance. Certain statements in this Annual Report on Form 10-K are “forward-looking statements” within the meaning of Section 27(a) of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify these forward-looking statements by our use of the words “believes,” “anticipates,” “forecasts,” “projects,” “could,” “plans,” “expects,” “may,” “will,” “would,” “intends,” “estimates” and similar expressions, whether in the negative or affirmative. We wish to caution you that any forward-looking statements made by us or on our behalf are subject to uncertainties and other factors that could cause such statements to be wrong. We cannot guarantee that we actually will achieve these plans, intentions or expectations. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make.  These statements are only predictions and speak only of our views as of the date the statements were made. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, and/or performance of achievements.  We do not assume any obligation to update or revise any forward-looking statements that we make, whether as a result of new information, future events or otherwise.

Factors that may impact forward-looking statements include, among others, our abilities to maintain the technological competitiveness of our current products, develop new products, successfully market our products, respond to competitive developments, develop and maintain partnerships with providers of complementary technologies, manage our costs and the challenges that may come with growth of our business, and attract and retain qualified sales, technical and management employees. We are also affected by the growth and regulation of the medical technology industry, including the acceptance of enterprise-wide advanced visualization by hospitals, clinics, and universities, product clearances and approvals by the United States Food and Drug Administration and similar regulatory bodies outside the United States, and reimbursement and regulatory practices by Medicare, Medicaid, and private third-party payer organizations. We are also affected by other factors identified in our filings with the Securities and Exchange Commission, some of which are set forth in the section entitled “Item 1A.Risk Factors” in this Annual Report on Form 10-K (and many of which we have discussed in prior filings). Although we have attempted to list comprehensively these important factors, we also wish to caution investors that other factors may prove to be important in the future in affecting our operating results. New factors emerge from time to time, and it is not possible for us to predict all of these factors, nor can we assess the impact each factor or combination of factors may have on our business.

Item 1. Business

Our Business

Vital Images, Inc. (“Vital Images,” “we,” “us,” or “our”) is a leading provider of enterprise-wide advanced visualization and image analysis solutions for use by medical professionals in clinical analysis and therapy planning for medical conditions. We provide software, training, software maintenance, professional services and, on occasion, third-party hardware to our customers. Our technology rapidly transforms complex data generated by diagnostic imaging equipment into functional digital images that can be manipulated and analyzed using our specialized applications to better understand internal anatomy and pathology. Our solutions are designed to improve physician workflow and productivity, enhance the ability to make clinical decisions, facilitate less invasive patient care, and complement often significant capital investments in diagnostic imaging equipment made by our customers. Our software is compatible with equipment from all major manufacturers of diagnostic imaging equipment, such as computed tomography, or CT, magnetic resonance, or MR, and positron emission tomography, or PET, scanners, and can be integrated into picture archiving and communication systems, or PACS. Many hospitals use PACS to acquire, distribute and archive medical images and diagnostic reports, reducing the need for film and increasing reliance on advanced visualization solutions such as ours. We also offer a Web-based solution that provides physicians with anywhere, anytime access to medical images and visualization tools through any Internet-enabled computer.

We were founded and incorporated in Iowa in September 1988, and we re-incorporated in Minnesota in March 1997. Our principal executive offices are located at 5850 Opus Parkway, Suite 300, Minnetonka, MN 55343

(telephone (952) 487-9500, facsimile (952) 487-9510, e-mail — info@vitalimages.com ). From May 24, 1994 through May 11, 1997, we were a wholly-owned subsidiary of Bio-Vascular, Inc., which is now known as Synovis Life Technologies, Inc.

Our corporate website address is www.vitalimages.com. In the “SEC Filings” category of the “Investors” section of our website, we make our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, other reports and documents filed with or furnished to the United States Securities and Exchange Commission (the “SEC”) and amendments to these reports available free of charge as soon as reasonably practicable after such reports are filed with or furnished to the SEC. The “Corporate Governance” category of the Investors section of our website also contains free copies of the Charters for the Audit Committee, Compensation Committee, and Governance Committee of our Board of Directors, as well as our Code of Business Conduct and Ethics, which is our written code of ethics under Section 406 of the Sarbanes-Oxley Act of 2002. Each of the above referenced documents can also be obtained free of charge (other than a reasonable charge for copying exhibits to our reports on Forms 10-K, 10-Q or 8-K) in print by any shareowner who requests them from our investor relations department. The investor relations department’s email address is investorrelations@vitalimages.com and its mail address is: Investor Relations, Vital Images, Inc., 5850 Opus Parkway, Suite 300, Minnetonka, MN 55343. Information available on our website is not incorporated by reference into this Annual Report on Form 10-K.

You may also obtain copies of our SEC filings on the SEC’s website at www.sec.gov or at the SEC’s Public Reference Room at 100 F Street N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Vitrea®, our flagship software product, is an easy-to-use, intuitive, high-speed volume rendering technology that creates interactive two-dimensional, or 2D, three-dimensional, or 3D, and four-dimensional, or 4D, images from information generated by standard CT, MR or PET scanners. Vitrea is commonly deployed on standalone workstations, using standard computer hardware, and provides advanced visualization for radiological, cardiac, oncological and surgical applications. Vitrea renders vibrant, clear, color images at high speeds and enables users to interactively navigate within these images to visualize, measure and understand internal structures and disease conditions. We believe our user interfaces are intuitive, and they are specifically configured to assist physicians in optimizing their clinical workflow.

We recently introduced VitreaACCESS™, which provides physicians remote access to the full suite of advanced visualization and analysis tools provided by Vitrea software. It offers a cost effective solution designed to enable users to leverage workstations by allowing secure access to Vitrea applications from any personal computer in a facility or from external locations through a virtual private network, or VPN.

ViTALConnect®, our Web-based solution, allows multiple physicians to collaboratively use enterprise-wide advanced visualization in their medical practices. It provides radiologists and referring physicians anywhere, anytime access to interactive 2D, 3D and 4D medical images and the ability to measure, rotate, analyze and segment those images. Our latest release includes features previously available only on multimodality workstations, such as a variety of multi-planar reformat, or MPR, modes, thick slab rendering in MPR, 3D volumetric visualization with simple point of interest navigation, 4D dataset visualization, CT/PET fusion and advanced analysis tools.

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

Vitrea Option	Clinical Use
•VScore	—Quantify calcium in the four major coronary arteries
•CT Brain Perfusion	—Analyze the blood flow of stroke victims
•Innerview GI (virtual colonoscopy)	—Locate and analyze polyps in the colon
•Automated Vessel Measurements	—Characterize the course and dimensions of diseased blood vessels
•CT Cardiac	—Determine the extent of obstructive coronary artery disease
•Vessel Probe	—Define vascular anatomy and the extent of obstruction in vessels other than the coronary arteries
•CT Lung and Lung Tools	—Visualize and measure nodules in the lungs
•ImageChecker® CT	—Detect pulmonary nodules in the chest
•Fusion7D™	—Visualize images and fuse studies from multiple modalities, such as MR and PET
•CADstream™	—Analyze MR breast exams
•QMass™ MR	—Analyze MR cardiac images
•SUREPlaque™	—Aid in evaluating, characterizing and quantifying plaque inside the coronary arteries

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

Our products work with equipment from all major manufacturers of diagnostic imaging systems, including Toshiba Medical Systems Corporation, GE Medical Systems, Siemens Medical Systems, Inc. and Philips Medical Systems. Our products may also be integrated into PACS, such as those marketed by McKesson Corporation, Sectra AB and DR Systems, Inc. and run on off-the-shelf third party computer hardware manufactured by companies such as Dell, Inc. and Hewlett-Packard Company.

Maintenance and Support

In addition to system and software products, we market maintenance and support services, as well as certain other services, such as installation and training. In connection with licensing Vitrea and ViTALConnect software, we offer annual maintenance and support services for both Vitrea and ViTALConnect pursuant to which we provide software updates, minor feature enhancements, error correction, telephone support and other general support services. Our maintenance and support services do not include installation, training and other services, whether on- or off-site, which can be purchased separately.

Market Opportunity

We believe the expansion in the number and complexity of medical imaging examinations associated with CT scanners creates a substantial opportunity for us in the radiology market. Historically, imaging equipment generated comparatively low amounts of image data that was typically viewed using film. However, current generation CT and MR scanners are capable of quickly generating as many as 10,000 discrete images, or slices, in a single imaging exam, which is more than 20 times as many images as were generally attained in exams as few as five years ago. This substantial data output cannot be analyzed in a timely or cost-effective manner using film or manual workflow and necessitates digital solutions capable of handling these large data sets efficiently and accurately. Radiologists, who are in short supply, require advanced visualization solutions that can quickly render 2D, 3D and 4D images to improve their productivity.

The cardiology market represents a significant and relatively new market opportunity for us. Although radiologists have historically used our cardiology and cardiovascular applications, cardiologists are beginning to own and operate their own CT scanners. Advancements in technology now allow cardiologists to perform non-invasive diagnostic imaging procedures that were previously done invasively in a cardiac catheterization clinic. This growing interest among cardiologists in cardiac CT imaging procedures expands our potential end-user market. In addition to cardiology, we believe other clinical specialties are increasingly using advanced visualization and analysis tools to improve productivity and facilitate less invasive patient care, including neurology, women’s health, respiratory and pulmonary, and gastrointestinal.

We also expect to benefit as medical images are increasingly used throughout the healthcare enterprise and in new, innovative ways. Once considered the domain of radiologists, images are now being used by referring physicians to educate patients, plan treatment and monitor patient progress. Physicians also use imaging technology on an increasing basis in connection with their review of possible patient medical conditions such as lung or colon cancer. This shift has created demand for advanced visualization solutions that can be accessed by physicians throughout the enterprise. We facilitate enterprise-wide advanced visualization by distributing images and certain analysis tools directly using ViTALConnect and VitreaACCESS™, which allow remote access to Vitrea’s toolset, as well as through our ability to integrate with PACS.

We believe the following factors together have increased the demand for our products and will continue to drive market growth in the future:

•                  increasing number of imaging exams performed due to the expanded use of CT imaging procedures by physicians and an aging U.S. population;

•                  technological advancements enabling CT and MR scanners to generate thousands of images per exam;

•                  demand from radiologists and referring physicians for enterprise-wide advanced visualization solutions that can improve productivity, optimize clinical workflow and enhance treatment planning;

•                  increasing use of imaging technology in departments outside of radiology, in part due to the integration of advanced visualization with PACS; and

•                  growing importance of integrating advanced visualization and analysis tools into the clinical enterprise to facilitate collaboration among physicians, increase access to information and improve workflow productivity.

Strengths

One of our key competitive differentiators from other advanced visualization providers is our focus on, and investment in, developing intuitive, user-friendly software. Each of our software products is designed to automate common elements of physician visualization workflow, which makes our software simple to use and facilitates user adoption. We believe our optimized workflow automation is an important factor that customers consider when choosing our advanced visualization solutions. We believe that the following additional competitive strengths also contribute to our success:

•                  our compatibility with all major diagnostic imaging scanners and with most PACS and clinical enterprise software;

•                  our ability to render integrated 2D, 3D and 4D images at high speeds and with interactive navigation capabilities using a relatively low-cost standard computer;

•                  our modular products for digital equipment manufacturers, PACS vendors and end-user customers that can easily be segmented or integrated depending on the environment; and

•                  our ability to distribute our applications throughout a healthcare enterprise using floating licenses, PACS integration and a Web-based solution.

The advanced visualization market is highly competitive and subject to rapid change. Our products compete based on quality, performance, functionality and features, quality of support and service, reputation, brand and price. Our primary competitors include diagnostic imaging equipment manufacturers, which are typically large, multinational companies with greater financial and technical resources. These companies, including GE Healthcare, Siemens Medical Systems, Inc. and Philips Medical Systems, develop and market imaging equipment that may be purchased with integrated visualization capabilities. We also face competition from PACS vendors, which may provide visualization capabilities in addition to their image archiving and networking products. Other advanced visualization suppliers, such as TeraRecon, Inc., compete on the basis of visualization technologies, specific applications or market niches.

Strategy

Our goal is to be a leading provider of enterprise-wide advanced visualization and image analysis solutions that we believe can improve clinical outcomes and reduce costs. To achieve this goal, we intend to implement the following key strategies:

•                  develop and maintain leading-edge, enterprise-wide advanced visualization technology;

•                  increase penetration of our existing customer base;

•                  further expand our presence in the enterprise-wide advanced visualization market either selling directly or through PACS integration;

•                  continue to build our international direct sales and marketing efforts;

•                  continue to seek collaborative partnerships with leading medical technology companies; and

•                  selectively pursue strategic acquisitions.

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

Our marketing partners include Toshiba Medical Systems Corporation (“Toshiba”), which markets Vitrea to its customers through its subsidiaries and distributors in more than 50 countries throughout the world. Our agreement with Toshiba commenced in 2001, and it has been extended by amendment three times, most recently through December 31, 2006. Sales through Toshiba are a material portion of our revenues, comprising approximately 41% of our 2006 revenues, 47% of our 2005 revenues, and 50% of our 2004 revenues. We also have a joint distribution agreement with McKesson Corporation (“McKesson”), a primary provider of PACS, under which each company has been granted the right to distribute the other party’s products. Sales through McKesson represented approximately 10% of our 2006 revenues, 7% or our 2005 revenues, and 2% of our 2004 revenues. See “Item 1A. Risk Factors - Dependence on Major Customers.”

We also have marketing and reseller agreements with several other companies, such as Emageon, Inc., Cerner Corp., DR Systems, Inc. and Eclipsys, Inc., under which these companies will resell our products to their customers as add-on components to their products.

We license software and sell products and services to end-users and also indirectly through original equipment manufacturers, value-added resellers and independent distributors. Payment terms for the resellers do not generally differ from those we provide to end users. See Note 9 to the Financial Statements, “Major Customers and Geographic Data,” for information regarding our export sales. As of December 31, 2006, we had 48 salespeople in the U.S., two salespeople in Europe, one salesperson supporting national accounts, and one salesperson supporting our international resellers outside of Europe.

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

Competition

The enterprise-wide advanced visualization and analysis market is developing and growing rapidly. It is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. Our primary competitors are diagnostic imaging system suppliers, which are typically large, multinational companies with far greater financial and technical resources. They also have well-established sales and distribution networks for their products. These companies, including GE Medical Systems, Siemens Medical Systems, Inc., and Philips Medical Systems, develop and market medical imaging systems, such as CT and MR equipment, which may be purchased with integrated medical imaging capabilities. Our software works on the products offered by each of these companies. To win business against equipment manufacturers, we must convince customers to buy our solution separately from their purchase of imaging equipment instead of buying integrated systems from our competitors.

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

•                  offer a “DICOM client” product, which can operate on any network conforming to the Digital Imaging and Communications in Medicine (DICOM) standard, independent of the imaging system and network provider;

•                  serve original equipment manufacturers (OEMs), PACS vendors and end-user customers through the development of a modular end-user product that can easily be segmented for OEM customers or integrated into a PACS environment; and

•                  offer our market-leading clinical applications into the broadening clinical enterprise through Web-based deployable solutions.

We believe that product quality, performance, functionality and features, quality of support and service, reputation, brand and price are also important competitive factors. We believe that customers will prefer our solutions because they are the best-in-class productivity tools for doctors. Although price has been less significant than other factors, increasing competition in the market may result in price reductions and reduced gross margins. In particular, if one or more of the diagnostic imaging system suppliers, with their greater size and scale, provides or distributes more competitive medical imaging products than ours, our business, financial condition and results of operations could be materially adversely affected.

Customers and Customer Support

Through December 31, 2006, we had sold approximately 3,800 separate software licenses for Vitrea and ViTALConnect for use in hospitals and teaching hospitals, clinics, and imaging centers, both in major cities as well as in smaller population areas.

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

We provide training services for our customers, both in connection with their acquisition of our software and as independent purchases.  A license of one copy of our Vitrea software entitles the customer to place two people at no additional charge in a three-day intensive training program held at our headquarters in Minnetonka, Minnesota.  We also conduct training programs for our software at customers’ locations and at various designated locations through the United States.  Some customers defer attending training for several months after the purchase of our software or decline to attend the training. Additionally, we offer standalone training programs, which are separately purchased by customers, for advanced education in the uses of our software and for specific clinical applications, such as cardiology.

We rely primarily on our own software development as our core competence. We obtain certain application and utility software from third parties (see “—Intellectual Property” above) and use a third party operating system for integrated computer workstations. In addition, we obtain systems components, computers and computer peripherals from third party suppliers.

We have also signed reseller distribution agreements that allow us to distribute products from certain third parties. These third party products include R2 Technology, Inc.’s ImageChecker® CT software applications for the detection of lung nodules; Siemens Molecular Imaging Fusion 7D™ software application for the anatomical alignment of two different image data sets from two different types of diagnostic equipment, such as combining images from CT and PET scanners; Confirma Inc.’s CADstream™ breast MRI software; and Medis Inc.’s QMass® MR software.

Governmental Regulation

As medical devices, our software solutions are subject to extensive and rigorous regulation by numerous governmental authorities, principally the US Food and Drug Administration (“FDA”) and corresponding foreign agencies. In the United States, the FDA administers the Federal Food, Drug, and Cosmetic Act, its amendments (the “FD&C Act”) and its related regulations. The FD&C Act and these regulations classify medical devices as Class I, II or III devices, which are subject to general controls, special controls or pre-market approval requirements, respectively. Most Class I and II devices, as well as some Class III devices, can be cleared for marketing pursuant to a 510(k) pre-market notification. The process of obtaining a 510(k) clearance typically can take several months to a year or longer.

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

We are also subject to regulation in foreign countries in which we sell our products. Many of the regulations applicable to our products in such countries are similar to those of the FDA. Our ability to successfully market and sell our products in foreign markets depends in large part on our ability to comply with such foreign regulatory requirements. Vitrea software has been Conformitee Europeene (“CE”) marked, indicating conformance with applicable sections of the Medical Device Directive 93/42/EEC, which allows the products to be marketed in the member countries of the European Communities.

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

Medicare and Medicaid laws and regulations may impact the financial arrangements through which we market, sell and distribute our products and services to patients who are Medicare or Medicaid beneficiaries. Violations of these laws and regulations may result in civil and criminal penalties, including substantial fines and imprisonment. In a number of states, the scope of these laws and regulations has been extended to include the provision of services or products to all patients, regardless of the source of payment, although there is variation from state to state as to the exact provisions of such laws or regulations. In other states and, on a national level, several health care reform initiatives have been proposed which would have a similar impact. We believe that our operations and our marketing, sales and distribution practices currently comply with all current applicable fraud and abuse and physician anti-referral laws and regulations.

Third Party Reimbursement and Cost Containment

Our products are purchased primarily by hospitals, clinics, imaging centers and other users that bill various third party payers for the services provided to the patients. These payers, which include Medicare, Medicaid, private insurance companies and managed care organizations, reimburse part or all of the costs and fees associated with the diagnostic procedures utilizing our products. The medical imaging services performed using our software, except for disease screening procedures, are covered by current CPT codes (Current Procedural Terminology, as defined by the Centers for Medicare & Medicaid Services). As such, hospitals providing services using our enterprise-wide advanced visualization solutions can seek reimbursement for such services by using existing approved CPT codes. Medicare and Medicaid reimbursement for hospitals is based on a fixed amount for admitting a patient with a specific diagnosis. Because of this fixed reimbursement method, hospitals have incentives to use less costly methods in treating Medicare and Medicaid patients, and they will frequently make capital expenditures to take advantage of less costly treatment technologies. Often, reimbursement is reduced to reflect the availability of a new procedure or technique and, as a result, hospitals are generally willing to implement new cost-saving technologies before these downward adjustments take effect. Likewise, because the rate of reimbursement for certain physicians who perform certain procedures has been and may in the future be, reduced in the event of changes in the resource-based relative value scale method of payment calculation, physicians may seek greater cost efficiency in treatment to minimize any negative impact of reduced reimbursement. Any amendments to existing reimbursement rules and regulations that restrict or terminate the reimbursement eligibility (or the extent or amount of coverage) of medical procedures using our products or the eligibility (or the extent or amount of coverage) of our products could have a material adverse impact on our business.

In response to the focus of national attention on rising health care costs, a number of changes to reduce costs have been proposed or have begun to emerge. There have been, and may continue to be, proposals by legislators and regulators and third party payers to reduce these costs. There has also been a significant increase in the number of Americans enrolling in some form of managed care plan and, in addition, many hospitals participate in or have agreements with HMOs (health maintenance organizations). It has become a typical practice for hospitals to affiliate themselves with as many managed care plans as possible. Higher managed care penetration typically drives down the prices of healthcare procedures, which in turn places pressure on medical supply prices. This causes hospitals to implement tighter vendor selection and certification processes by reducing the number of vendors used, purchasing more products from fewer vendors and trading discounts on price for guaranteed higher volumes to vendors. Hospitals have also sought to control and reduce costs over the last decade by joining group purchasing organizations or purchasing alliances. We cannot predict what continuing or future impact these practices, the existing or proposed legislation, or such third party payer measures may have on our future business.

Health Insurance Portability and Accountability Act of 1996 (“HIPAA”)

The HIPAA regulations cause our customers to request that we sign “business associate” agreements with them. A “business associate” is a person or entity that performs certain functions or activities that involve the use or disclosure of protected health information on behalf of, or provides services to, a covered entity. By law, the HIPAA Privacy Rule applies only to covered entities — health plans, health care clearinghouses, and certain health care providers. However, most health care providers do not carry out all of their health care activities and functions by themselves. Instead, they often use the services of a variety of other persons or businesses. The Privacy Rule allows covered providers and health plans to disclose protected health information to these “business associates” if the providers or plans obtain satisfactory assurances that the business associate will use the information only for the purposes for which it was engaged by the covered entity, will safeguard the information from misuse, and will help the covered entity comply with some of the covered entity’s duties under the Privacy Rule. Covered entities may disclose protected health information to an entity in its role as a business associate only to help the covered entity carry out its health care functions — not for the business associate’s independent use or purposes, except as needed for the proper management and administration of the business associate.

Employees

As of December 31, 2006, we had 283 full-time employees, with 100 involved in research and development, 75 in sales and marketing, 58 in technical support functions and 50 in administrative functions. We believe our relationship with our employees is good.

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

If our Vitrea and ViTALConnect software do not continue to gain market acceptance, our financial results would be adversely affected.

Our success depends on our ability to successfully market Vitrea and ViTALConnect software for clinical use, and on the ability and willingness of physicians to use enterprise-wide advanced visualization medical imaging software in clinical analysis and therapy planning. The enterprise-wide advanced visualization software offered by Vitrea and ViTALConnect are alternatives to the conventional methods traditionally used for viewing medical images in the clinical setting. The acceptance of Vitrea and ViTALConnect by physicians and other clinicians will depend on our ability to educate those users as to the speed, ease-of-use and other benefits offered by the Vitrea and ViTALConnect systems, as well as our timely introduction of new features and functions. There can be no assurance that users will prefer advanced visualization and analysis software solutions over less expensive 2D medical imaging software or that we will succeed in our efforts to further develop, commercialize and achieve market acceptance for Vitrea and ViTALConnect or for any other product in the clinical setting. Further, most of our business in markets outside the United States is provided through third parties with whom we have marketing agreements. There can be no assurance that these third parties will wish to continue our relationships on an indefinite basis or under the same terms as the business is currently conducted. Further, we have undertaken efforts to develop direct relationships with customers in markets outside the United States, we may not be successful in doing so at a sufficient level. The loss of or adverse changes in our relationships with our third-party business partners, and our failure to establish sufficient direct relationships with customers outside the United States, would have a material adverse impact on our business, financial condition, and results of operations.

A substantial portion of our revenue is derived from sales of our Vitrea software, and any decline in the sales of our Vitrea software would have a material adverse effect on our results of operations and financial condition.

Revenue related to sales of our Vitrea software (which includes software, hardware and maintenance and services) constituted 97% of our total revenues for the year ended December 31, 2006, 95% of our total revenues for the year ended December 31, 2005, and 94% of our total revenues for the year ended December 31, 2004. We anticipate that revenue from the sale of Vitrea will continue to account for a substantial portion of our revenue for the foreseeable future. As such, any decline in sales of Vitrea would have a material adverse impact on our business, financial condition, and results of operations. Sales of Vitrea could decline for a number of reasons, including the availability of alternative products that may be, or may be perceived to be, more effective, safer, easier to use or less costly than Vitrea; any reduction or discontinuance of reimbursement from healthcare payors for procedures using Vitrea; the failure of physicians to adopt Vitrea; or other reasons discussed in these risk factors.

We presently depend on Toshiba Medical Systems Corporation, or Toshiba, and McKesson Corporation, or McKesson,  for a significant portion of our total revenues. A reduction in the business from Toshiba could adversely affect our revenues and could seriously harm our business.

A limited number of large customers may continue to account for a significant portion of our revenue during any given period for the foreseeable future.  One of our principal distribution channels is to sell our Vitrea medical imaging software in connection with medical imaging equipment sold by Toshiba. Sales to Toshiba accounted for 41% of our total revenue for the year ended December 31, 2006, 47% of our total revenue for the year ended December 31, 2005, and 50% of our total revenue for the year ended December 31, 2004. Toshiba’s account receivable represented 41% of the Company’s accounts receivable at December 31, 2006 and 36% at December 31, 2005. Except for our agreement with Toshiba, we have no long-term purchase commitments from any of our customers or business partners, and we generally make sales pursuant to individual transactions. Although our agreement with Toshiba has been extended by amendment three times, most recently through December 31, 2006, and although we are in discussions with Toshiba regarding a further extension, we can provide no assurance that our agreement with Toshiba will be extended beyond December 31, 2006. We also have a joint distribution agreement with McKesson Corporation (“McKesson”), a primary provider of PACS, under which each company has been granted the right to distribute the other party’s products. Sales through McKesson represented approximately 10% of our 2006 revenues, 7% or our 2005 revenues, and 2% of our 2004 revenues. McKesson’s account receivable represented 14% of the Company’s accounts receivable at December 31, 2006. A reduction, delay, or cancellation of orders from one or more of our significant customers, or our inability to collect accounts receivable from these customers, likely would have a material adverse effect on our financial condition and operating results.

We are obligated to purchase a minimum volume of product from R2 Technology, Inc., or R2, and the revenue we generate from the sale of the product has been and could be less than our minimum commitment for the product.

As part of our business, we may offer third party products as components within our products or as optional modules to our products. As a condition of entering into these agreements, or for other business reasons, the third parties may require us to commit to purchase a certain volume of their products, irrespective of the amount of their products that we sell to our customers. If we enter into such a volume commitment with a third party but do not sell a sufficient volume of its products, then we may be required to pay the third party directly for the deficit in sales. We incurred such an event in the fourth quarter of 2005 and the second quarter of 2006, during which we did not sell a sufficient volume of our partner R2’s lung nodule computer-aided-diagnosis software product to meet our quarterly purchase commitment under our contract with R2, resulting in a loss of approximately $410,000 in the fourth quarter of 2005, of which $236,000 was reversed in the first quarter of 2006, and a loss of approximately $167,000 in the second quarter of 2006. There can be no assurance that we will not have similar deficits in future quarters under commitments we may have made to R2 or other providers of third party products.

Regarding R2, our commitment was for approximately $414,000 per quarter through the quarter ended March 31, 2006. After March 31, 2006, the contractual commitments continue through the quarter ended June 30, 2008, but if we do not meet the applicable minimum in any particular quarter, they may be reduced to the lower of: (i) the quarterly commitment of the preceding quarter multiplied by the percent by which the revenue we generated in the preceding quarter fell below that quarter’s quarterly commitment, up to a maximum decline of 23%; or (ii) two times the R2 Lung CAD product revenue generated by R2 during the preceding quarter through all other sales, marketing and distribution channels; provided, that if at any time during the remainder of the agreement the quarterly commitment is less than $414,000 and R2 Lung CAD product revenue for a quarter exceeds $414,000, our quarterly commitment for the next quarter will again be $414,000, and the quarterly commitment for the following quarters may again be subject to the above adjustment. Additionally, at the end of every fourth quarter under the R2 agreement, if the aggregate revenue generated under the agreement in the previous four quarters exceeded the aggregate applicable minimums, the remaining quarterly commitments shall be reduced by the amount of excess divided by the number of quarters remaining under the agreement. Based on information available to us, R2 had not generated any significant R2 Lung CAD Product sales through any other sales, marketing and distribution channels, other than sales generated from customers under this agreement.  As a result, the Applicable Minimum for the quarter ended December 31, 2006 was $0 and the Applicable Minimum for the quarter ending March 31, 2007 is $0. As of December 31, 2006, the remaining potential aggregate contractual commitment ranges from a minimum of $0 to a maximum of approximately $2.1 million. The timing of sales of the R2 Lung CAD product and the revenue resulting from such sales is difficult to accurately forecast. We may not generate sufficient revenue to meet the minimum contractual commitment for any particular quarter, and thus may have to pay cash to R2 for the deficit. If we foresee that we will not be able to attain the minimum contractual commitment on a continued basis, we may have to take a larger charge to our earnings, which could be up to the amount of our maximum remaining total commitment.

We depend upon growth in the enterprise-wide advanced visualization market. If that market does not grow as we expect, our business, results of operations and financial condition will be adversely affected.

The enterprise-wide advanced visualization industry in which we market our products is still developing due to:

•                  the fairly recent availability of high-resolution CT, MR and combined CT-PET scanners and high-performance computers at reduced prices;

•                  the recent adoption of industry standards for the generation, transmission and storage of medical imaging data; and

•                  changing medical practices.

Historically, there has been a perception that enterprise-wide advanced visualization was too slow, unresolved or difficult for clinical use. This perception was due largely to the relatively slower processing speed of available workstations and the reality that true volumetric acquisition was not previously available. We believe that recent advances in scanner acquisition resolution, increasing affordability of high-performance computers and the development of industry standards for the generation, transmission, and storage of imaging data will provide opportunities for substantial growth in the medical software industry. However, given the uncertainties associated with the developing stage of this market, there can be no assurance that it will continue to develop in the manner we anticipate. Accordingly, there can be no assurance that the enterprise-wide advanced visualization industry will provide growth opportunities for us and our software products or that our business strategies will be successful as the industry continues to evolve. Ultimately, if the enterprise-wide advanced visualization industry fails to develop as we expect, our business, results of operations and financial condition will be materially and adversely affected.

We participate in a highly competitive industry. If we fail to compete effectively, our results of operations and financial condition would be adversely affected.

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

In addition to having a competitive advantage in marketing enterprise-wide advanced visualization tools as an integrated part of their imaging products, our competitors have significantly greater capital and staffing resources for research and development that are critical to success in the dynamic enterprise-wide advanced visualization industry, more recognizable brand names, and more well-established marketing and distribution networks. Although price has been less significant than other factors, increasing competition may result in price reductions and reduced gross margins. Additionally, we face competition from other entities, such as PACS vendors and developers of competitive or ancillary software packages. We may not be able to compete effectively with such manufacturers or competing entities on each or any particular factor, including price, features and service.

Our products may become obsolete or non-competitive, which would result in reduced revenue and profit margins.

The enterprise-wide advanced visualization market is characterized by rapid innovation and technological change. For example, as scanners become faster and generate more and more slices, our software must maintain its capability to handle the increased data volumes generated by the more powerful scanners. We may be unable to compete effectively in the marketplace, and products developed by our competitors may render our products obsolete or non-competitive. Similarly, our competitors may succeed in developing or marketing products that are viewed as providing superior clinical performance or are less expensive than our current or future products.

We may make future acquisitions, which may be difficult to integrate, divert management resources, result in unanticipated costs or dilute our shareholders.

Part of our continuing business strategy is to make acquisitions of, or investments in, companies, products or technologies that complement our current products, enhance our market coverage or technical capabilities, or offer growth opportunities. Future acquisitions could pose numerous risks to our operations, including:

•                  we may have difficulty integrating the purchased operations, technologies or products;

•                  we may incur substantial unanticipated integration costs;

•                  assimilating the acquired businesses may divert significant management attention and financial resources from our other operations and could disrupt our ongoing business;

•                  acquisitions could result in the loss of key employees, particularly those of the acquired operations;

•                  we may have difficulty retaining or developing the acquired businesses’ customers;

•                  acquisitions could adversely affect our existing business relationships with suppliers and customers;

•                  we may fail to realize the potential cost savings or other financial benefits and/or the strategic benefits of the acquisitions; and

•                  we may incur liabilities from the acquired businesses for infringement of intellectual property rights or other claims, and we may not be successful in seeking indemnification for such liabilities or claims.

In connection with these acquisitions or investments, we could incur debt, amortization expenses related to intangible assets, large and immediate write-offs, assume liabilities, or issue stock that would dilute our current shareholders’ percentage of ownership. We may not be able to complete acquisitions or integrate the operations, products or personnel gained through any such acquisition without a material adverse effect on our business, financial condition and results of operations.

We sell our products internationally and are subject to various risks relating to such international activities, which could harm our international sales and profitability.

During the years ended December 31, 2006, December 31, 2005 and December 31, 2004, 15%, 16% and 17% of our total revenues were attributable to international sales. Toshiba has been the primary source of our international sales. We are also developing direct international sales and marketing efforts. By doing business in international markets, we are exposed to risks separate and distinct from those we face in our domestic operations. Our international business may be adversely affected by changing economic conditions in foreign countries. Because most of our sales are currently denominated in U.S. dollars, if the value of the U.S. dollar increases relative to foreign currencies, our products could become more costly to the international consumer and therefore less competitive in international markets, which could adversely affect our profitability. Furthermore, although currently only a small percentage of our sales are denominated in non-U.S. currency, this percentage may increase in the future, in which case fluctuations in exchange rates could affect demand for our products. Engaging in international business inherently involves a number of other difficulties and risks, including:

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

Our exposure to each of these risks may increase our costs, lengthen our sales cycle and require significant management attention. We cannot assure you that one or more of these factors will not harm our business.

If our internal control over financial reporting is found to be inadequate, our financial results may not be accurate, raising concerns for investors and potentially adversely affecting our stock price.

Under Section 404 of the Sarbanes-Oxley Act of 2002, we are required to evaluate and determine the effectiveness of our internal controls over financial reporting. We have dedicated a significant amount of time and resources to ensure compliance with this legislation for the year ended December 31, 2006 and will continue to do so for future fiscal periods. We may encounter problems or delays in completing the review and evaluation, the implementation of improvements, and the receipt of a positive attestation, or any attestation at all, from our independent registered public accounting firm. In addition, our assessment of our internal controls may identify deficiencies that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for investors and therefore adversely affect our stock price.

We may experience fluctuations in operating results, which may result in volatility in the price of our common stock.

We have in the past experienced, and may in the future experience, significant fluctuations in annual and quarterly operating results. If these fluctuations occur, they may result in volatility in the price of our common stock. Quarterly revenue and operating results may fluctuate as a result of a variety of factors that are outside of our control including, but not limited to, the timing of significant orders, the timing of product enhancements and new product introductions by us or our competitors, the pricing of our products, changes in customers’ budgets and competitive conditions. Our quarterly license and services revenue may fluctuate and may be difficult to forecast for a variety of reasons, including the following:

•                  a significant number of our existing and prospective clients’ decisions regarding whether to enter into license agreements with us are made within the last few weeks or days of each quarter;

•                  the size and number of license transactions can vary significantly;

•                  our dependence on Toshiba for a significant portion of our revenues;

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

We are subject to government regulation, which can result in additional costs or restrict our ability to market our products.

Our products are subject to regulation by the United States Food and Drug Administration, or the FDA, and by comparable agencies in foreign countries. In the United States, the FDA regulates the development, introduction, manufacturing, labeling and record keeping procedures for medical devices, including 3D medical imaging software and systems. Our medical devices require clearance or approval by the FDA before they can be commercially distributed in the United States. Modifications and enhancements to a medical device also require a new FDA clearance or approval if they could significantly affect its safety or effectiveness or would constitute a major change in its intended use, design or manufacture. The FDA requires every manufacturer to make this determination in the first instance, but the FDA may review any manufacturer’s decision and may require a new clearance or approval for the modification if it disagrees with the decision. If the FDA requires us to seek clearance or approval for the modification of a previously cleared product for which we have concluded that new clearances or approvals are unnecessary, we may be required to cease marketing or to recall the modified product until we obtain clearance or approval, and we may be subject to significant regulatory fines or penalties, which could have a material adverse effect on our financial results and competitive position. The process of obtaining marketing clearance from the FDA for new products and new applications for existing products can be time-consuming and expensive. All of our current products are marketed pursuant to 510(k) pre-market clearance from the FDA. Vitrea and ViTALConnect and our add-on options have been cleared to be marketed for use with CT, MR and PET scanners. The FDA may not grant clearance with respect to our future products or enhancements, or future FDA review may involve delays that could adversely affect our ability to market such future products or enhancements. In addition, our future products or enhancements may be subject to a more lengthy and expensive pre-market approval process with the FDA.

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

The imposition of requirements under the Health Insurance Portability and Accountability Act of 1996, or HIPAA, could adversely affect our business.

The HIPAA regulations cause our customers to request that we sign “business associate” agreements with them. A “business associate” is a person or entity that performs certain functions or activities that involve the use or disclosure of protected health information on behalf of, or that provides services to, a covered entity. By law, the HIPAA Privacy Rule applies only to covered entities—health plans, healthcare clearinghouses, and certain healthcare providers. However, most healthcare providers do not carry out all of their healthcare activities and functions by themselves. Instead, they often use the services of a variety of other persons or businesses. The Privacy Rule allows covered providers and health plans to disclose protected health information to these “business associates” if the providers or plans obtain satisfactory assurances that the business associate will use the information only for the purposes for which it was engaged by the covered entity, will safeguard the information from misuse, and will help the covered entity comply with some of the covered entity’s duties under the Privacy Rule. Covered entities may disclose protected health information to an entity in its role as a business associate only to help the covered entity carry out its healthcare functions—not for the business associate’s independent use or purposes, except as needed for the proper management and administration of the business associate. These agreements are necessary for us in the normal course of servicing and supporting our products and may require us to incur liabilities if we disclose protected health information in a manner not allowed under any respective agreement. Our potential liabilities may include indemnifying our customer against any damages resulting from the disclosure. If we are not willing to or are unable to enter into a business associate agreement with current and potential customers, such customers may not purchase our products or services, which would have a material adverse effect on our business, financial condition, or results of operations.

We are subject to various federal and state “fraud and abuse” laws, and if we are unable to fully comply with such laws, we could face substantial penalties, which may adversely affect our business.

We are subject to various federal and state laws pertaining to health care fraud and abuse, including the following:

•                  the federal Anti-Kickback Statute, which prohibits persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce either the referral of an individual, or furnishing or arranging for a good or service, for which payment may be made under federal health care programs (such as Medicare and Medicaid);

•                  the federal False Claims Act, which prohibits anyone from knowingly presenting or causing to be presented a false or fraudulent claim for payment to the federal government;

•                  the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which prohibits executing a scheme to defraud any health care benefit program;

•                  the federal False Statements Statute, which prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for health care benefits, items or services; and

•                  state law equivalents to these federal laws, which may not be limited to government reimbursed items, and may not contain identical exceptions.

If our past or present operations are found to be in violation of any of the laws described above or the other similar governmental regulations to which we are subject, we may be subject to the applicable penalty associated with the violation, including civil and criminal penalties, damages, fines, exclusion from federal health care programs and/or the curtailment or restructuring of our operations. Similarly, if the physicians or other providers or entities with whom we do business are found to be non-compliant with applicable laws, they may be subject to sanctions, which could also have a negative impact on us. Any penalties, damages, fines, curtailment or restructuring of our operations could adversely affect our ability to operate our business and our financial results. The risk of our being found in violation of these laws is increased by the fact that their provisions are open to a variety of interpretations and are subject to further legal or regulatory change. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses, fines and other penalties, divert our management’s attention from the operation of our business and damage our reputation.

The protection of our intellectual property may be uncertain, and we may face possible claims of others.

Although we have received patents and have filed patent applications with respect to certain aspects of our technology, we generally do not rely on patent protection with respect to our products and technologies. Instead, we rely primarily on a combination of trade secret and copyright law, employee and third-party nondisclosure agreements and other protective measures to protect intellectual property rights pertaining to our products and technologies. Such measures may not provide meaningful protection of our trade secrets, know-how or other intellectual property in the event of any unauthorized use, misappropriation or disclosure. Others may independently develop similar technologies or duplicate our technologies. In addition, to the extent that we apply for any patents, such applications may not result in issued patents or, if issued, such patents may not be valid or of value. Third parties could, in the future, assert infringement or misappropriation claims against us with respect to our current or future products and technologies, or we may need to assert claims of infringement against third parties. Any infringement or misappropriation claim by us or against us could place significant strain on our financial resources, divert management’s attention from our business and harm our reputation. The costs of prosecuting or defending an intellectual property claim could be substantial and could adversely affect our business, even if we are ultimately successful in prosecuting or defending any such claims. If our products or technologies are found to infringe the rights of a third party, we could be required to pay significant damages or license fees or cease production, any of which could have a material adverse effect on our business.

We face the risk of product liability claims, and our product liability and errors and omissions insurance coverage may not be adequate to pay products liability claims, which could have a material adverse effect on our financial condition.

Our business exposes us to the risk of product liability claims that is inherent in the manufacturing and marketing of medical devices, including those which may arise from the misuse or malfunction of, or design flaws in, our products. We may be subject to product liability claims if our products cause, or merely appear to have caused, an injury. Claims may be made by patients, healthcare providers or others selling our products. Although we have product liability and errors and omissions insurance that we believe is appropriate, this insurance is subject to deductibles and coverage limitations. Our current product liability insurance may not continue to be available to us on acceptable terms, if at all, and, if available, the coverages may not be adequate to protect us against any future product liability claims. Further, if additional products are approved for marketing, we may seek additional insurance coverage. If we are unable to obtain insurance at an acceptable cost or on acceptable terms with adequate coverage or otherwise protect against potential product liability claims, we will be exposed to significant liabilities, which may harm our business. A product liability claim, recall or other claim with respect to uninsured liabilities or for amounts in excess of insured liabilities could result in significant costs and significant harm to our business.

If we fail to attract and retain qualified personnel, our business would be harmed.

We expect to rapidly expand our operations and grow our sales, research and development and administrative operations. This expansion is expected to place a significant strain on our management and will require hiring a significant number of qualified personnel. Accordingly, recruiting and retaining such personnel in the future will be critical to our success. There is intense competition from other companies, research and academic institutions, government entities and other organizations for qualified personnel in the areas of our activities. If we fail to identify, attract, retain and motivate these highly skilled personnel, we may be unable to continue our marketing and development activities.

If we do not effectively manage changes in our business, these changes could place a significant strain on our management and operations and, as a result, our business might not succeed.

Our ability to grow successfully requires an effective planning and management process. The expansion and growth of our business could place a significant strain on our management systems, infrastructure and other resources. To manage our growth successfully, we must continue to improve and expand our systems and infrastructure in a timely and efficient manner. Our controls, systems, procedures and resources may not be adequate to support a changing and growing company. If our management fails to respond effectively to changes and growth in our business, including acquisitions, such failure could have a material adverse effect on our business.

We depend on third-party reimbursement. A reduction or other change in reimbursement from third parties could negatively affect our business.

Our products are purchased by hospitals, clinics, imaging centers and other users, which bill various third-party payers, such as government health programs, private health insurance plans, managed care organizations and other similar programs, for the healthcare goods and services provided to their patients. There are currently Current Procedural Terminology, or CPT, reimbursement codes that describe most of the diagnostic procedures that use our products. However, the amount of reimbursement from third-party payers varies by site of service and geographic location and is subject to change. Payers may deny reimbursement if they determine that a product used in a procedure was not used in accordance with established payer protocol regarding cost-effective treatment methods or was used for an unapproved indication. Third-party payers are increasingly challenging the prices charged for medical services and, in some instances, have put pressure on service providers to lower their prices or reduce their services. We are unable to predict what changes will be made in the reimbursement methods used by third-party healthcare payers. Third-party payers may not consider as cost effective the procedures in which our products are used. Reimbursement for such procedures may not be available or, if available, payers’ low reimbursement levels may adversely affect our ability to sell our products on a profitable basis. In addition, there have been and may continue to be changes and proposals by legislators, regulators and third-party payers to curb further these costs in the future. For example, the Deficit Reduction Act of 2005, or the DRA, which was signed into law on February 8, 2006, imposes caps on Medicare payment rates for certain imaging services, including MR and PET, furnished in physicians’ offices and other non-hospital based settings. Under the caps, payments for specified imaging services cannot exceed the hospital outpatient payment rates for these services. This change applies to services furnished on or after January 1, 2007. The DRA also codifies a reduction in Medicare payments for certain multiple images performed on contiguous body parts, which was previously established in the 2006 Physician Fee Schedule final rule. A failure by hospitals and other users of our products to obtain reimbursement from third-party payers, changes in third-party payers’ policies toward reimbursement for procedures using our products, or legislative action could have a material adverse effect on our business, financial condition and results of operations.

Healthcare reform may negatively impact our business.

The levels of revenue and profitability of medical technology companies may be affected by the efforts of government and third-party payers to contain or reduce the costs of healthcare through various means. In the United States, there have been, and we expect that there will continue to be, a number of federal, state and private proposals to control healthcare costs. These proposals include legislative, regulatory and other initiatives and may contain measures intended to control public and private spending on healthcare as well as to provide universal public access to the healthcare system. If enacted, these proposals may result in a substantial restructuring of the healthcare delivery system. Significant changes in the nation’s healthcare system could have a substantial impact on the manner in which we conduct business and could have a material adverse effect on our business, financial condition and results of operations.

Changes in or interpretations of accounting rules and regulations, such as expensing of stock options, could result in unfavorable accounting charges or require us to change our compensation policies.

Accounting methods and policies for business and market practices, including policies regarding expensing stock options, are subject to further review, interpretation and guidance from relevant accounting authorities, including the Securities and Exchange Commission, or SEC, and the Financial Accounting Standards Board, or FASB. For example, we were previously not required to record equity-based compensation charges if the employee’s stock option exercise price equaled or exceeded the fair value of our common stock at the date of grant. In December 2004 and as amended in April 2005, the FASB issued Statement of Financial Accounting Standard No. 123 (revised 2004), “Share-Based Payment,” or SFAS No. 123(R), which requires all equity-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning for the year ended December 31, 2006. We adopted SFAS No. 123(R) using the modified prospective application method under which we apply SFAS No. 123(R) to new awards granted on or after the January 1, 2006 date of our adoption of SFAS No. 123(R) and to any portion of existing awards that were granted after December 15, 1994 and had not vested by January 1, 2006. We expect the impact of the adoption of SFAS No. 123(R) to be material to our consolidated financial statements. We rely heavily on stock options to compensate existing employees and attract new employees. Our adoption of SFAS No. 123(R) may cause us to reduce our reliance on stock options as a compensation tool. If we reduce our use of stock options, it may be more difficult for us to attract and retain qualified employees. We estimate that equity-based compensation charges in 2007 will be approximately $5.7 million to $6.2 million before tax, depending on the stock price when new options are granted and the volume and timing of disqualifying dispositions of incentive stock options, all of which are difficult to predict. These factors could also affect our effective tax rate.

We may issue shares of preferred stock without the consent of our holders of common stock, which could adversely affect the rights of the holders of our common stock.

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

We are subject to certain laws and plans which may discourage takeover attempts that could be beneficial for shareholders.

We are subject to anti-takeover provisions of the Minnesota Business Corporation Act. In addition, we have adopted a shareholder rights plan designed to protect against unsolicited attempts to acquire our company, which expires on April 30, 2007. Our Board of Directors has determined at this time to not renew our shareholder rights plan or adopt another plan. These measures may deter or discourage takeover attempts and other changes in control that are not approved by our Board of Directors, and they may have a depressive effect on any market for our stock. As a result, our shareholders may lose opportunities to dispose of their shares at the higher prices typically available in takeover attempts or that may be available under a merger proposal. In addition, these measures may have the effect of permitting our current directors to retain their positions and place them in a better position to resist changes that our shareholders may wish to make if they are dissatisfied with the conduct of our business.

We have never paid any cash dividends and, therefore, our shareholders’ only opportunity to achieve a return on their investment in our common stock is if the price of our common stock appreciates.

We have not paid cash dividends on our common stock in the past, and we do not intend to do so in the foreseeable future. Consequently, our shareholders’ only opportunity to achieve a return on their investment in our common stock will be if the market price of our common stock appreciates and they sell their shares at a profit.

Our directors may not be held personally liable for certain actions, which could discourage shareholder suits against them.

As permitted by Minnesota law, our Articles of Incorporation provide that members of our Board of Directors shall not be personally liable to our company or our shareholders for monetary damages for breach of fiduciary duty as a director, with certain exceptions. These provisions may discourage shareholders from bringing suit against a director for breach of fiduciary duty and may reduce the likelihood of derivative litigation brought by shareholders on behalf of our company against a director. In addition, our Bylaws provide for mandatory indemnification of directors and officers to the fullest extent permitted by Minnesota law.

Item 1B. Unresolved Staff Comments

None.

Item 2.  Properties

Our principal office is located in an office building in Minnetonka, Minnesota, where we currently occupy approximately 72,000 square feet under a lease that expires January 31, 2012. We have the right under our lease to expand into an additional approximately 15,000 square feet in 2009. We also lease small offices in Den Haag, Netherlands, and Beijing, China, for our operations in those countries.

We consider our current facilities adequate for our current needs, but continued growth in headcount and our expansion internationally could require us to obtain additional space. We believe that suitable additional space will be available as and if needed.

Item 3.  Legal Proceedings

The Company is not engaged in any legal proceedings at this time.

Item 4.  Submission of Matters to a Vote of Security Holders

There was no matter submitted to the vote of security holders during the fourth quarter of the fiscal year ended December 31, 2006.

Part II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is quoted on The Nasdaq Global Market under the symbol “VTAL.”  The table below reflects the high and low per share closing sale prices of our common stock as reported by The Nasdaq Global Market for each of the periods indicated. Such prices reflect inter-dealer prices, do not include adjustments for retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions.

	High	Low
2006
Fourth Quarter	$35.98	$28.86
Third Quarter	$31.80	$19.80
Second Quarter	$35.06	$21.25
First Quarter	$34.87	$25.85

2005
Fourth Quarter	$28.17	$20.58
Third Quarter	$22.26	$17.42
Second Quarter	$18.95	$14.37
First Quarter	$16.14	$13.60

We have never paid or declared any cash dividends on our common stock and do not intend to pay dividends on our common stock in the foreseeable future. We expect to retain our future anticipated earnings to finance development and expansion of our business. As of February 28, 2007, there were approximately 7,390 beneficial owners and approximately 794 registered holders of record of our common stock.

Performance Graph

Since June 9, 2003, the Company’s common stock has been quoted on The Nasdaq Global Market (formerly known as The Nasdaq National Market). From September 29, 2000 through June 6, 2003, the Company’s common stock was quoted on The Nasdaq SmallCap Market (now known as The Nasdaq Capital Market). The following graph shows changes during the period from December 31, 2001 to December 31, 2006 in the value of $100 invested in: (1) the Company’s common stock; (2) the CRSP Total Return Index for The Nasdaq Composite; and (3) Nasdaq Non-Financial Stocks. The values of each investment as of the dates indicated are based on share prices plus any dividends paid in cash, with the dividends reinvested on the date they were paid. The calculations exclude trading commissions and taxes.

Notwithstanding anything to the contrary set forth in any of our previous or future filings under the Securities Act of 1933 or the Securities Exchange Act of 1934 that might incorporate future filings by reference, including this Annual Report on Form 10-K, in whole or in part, the following performance graph shall not be deemed to be incorporated by reference into any such filings and shall not otherwise be deemed filed under such acts.

	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
Vital Images, Inc.	$100.00	$95.94	$191.02	$179.14	$279.68	$372.19
Nasdaq Composite	$100.00	$69.66	$99.71	$113.79	$114.47	$124.20
Nasdaq Non-Financial	$100.00	$67.93	$101.41	$110.11	$111.20	$120.84

Item 6.  Selected Financial Data (in thousands, except per share data)

	2006(1)	2005(1)		2004(1)		2003(1)		2002(1)
Years ended December 31:
Revenue	$70,512	$51,717		$36,122		$27,300		$21,116
Gross profit	56,302	40,157		25,675		20,229		14,808

Operating expenses	49,371	32,592	(2)	25,161	(3)	18,294		14,131
Operating income	6,931	7,565		514		1,935		677

Net income	$6,583	$5,801		$296		$8,462	(4)	$790

Net income per share-basic	$0.49	$0.47		$0.03		$0.83		$0.09

Weighted average common shares	13,463	12,379		11,632		10,189		8,861

Net income per share-diluted	$0.46	$0.44		$0.02		$0.71		$0.08

Weighted average common shares	14,259	13,283		12,536		11,848		9,822

At December 31:
Working capital	$162,202	$45,604		$30,996		$31,915		$9,219
Total assets	$219,730	$91,151		$69,284		$53,063		$18,827
Long-term debt	$—	$—		$—		$—		$—
Total stockholders’ equity	$190,902	$68,789		$54,554		$44,594		$11,721

(1)             Includes equity-based compensation of $5,063, $335, $12, $137 and $18 for the fiscal years 2006, 2005, 2004, 2003 and 2002, respectively.

(2)             Includes a loss on operating lease of $493 related to the Company’s facility move in the first quarter of 2005.

(3)             Includes $1,000 of acquired in-process research and development charge relating to the acquisition of HInnovation, Inc. in February 2004.

(4)             Includes a net tax benefit of $6,313 resulting from the reversal of the Company’s valuation allowance for its net deferred tax assets, net of other current year state and federal income taxes.

Item 7.                                   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive summary

Vital Images, Inc. (also referred to as “we”, “us” and “our”) continued to achieve significant growth during 2006. Specifically:

•                  Total revenue increased 36% to $70.5 million, compared to $51.7 million in 2005.

•                  Pretax income increased to $10.3 million, which included $5.1 million of equity-based compensation costs, compared to pretax income of $8.6 million in 2005, which included $335,000 of equity-based compensation costs.

•                  Net income was $6.6 million, or $0.46 per diluted share, which included equity-based compensation costs of $3.6 million (after tax), compared to net income of $5.8 million, or $0.44 per diluted share in 2005, which included equity-based compensation costs of $213,000 (after tax).

Our balance sheet continued to strengthen during 2006. Total cash, cash equivalents and marketable securities were $166.0 million as of December 31, 2006, compared to $49.8 million as of December 31, 2005. Working capital (defined as current assets less current liabilities) was $162.2 million as of December 31, 2006, compared to $45.6 million as of December 31, 2005.  The increase in cash, cash equivalents and marketable securities and working capital was due in large part to our recently completed public offering of 3.4 million shares of common stock, resulting in net proceeds of $97.7 million.

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

Overview

We are a leading provider of enterprise-wide advanced visualization and image analysis solutions for use by medical professionals in clinical analysis and therapy planning for medical conditions. We provide software, training, software maintenance, professional services and, on occasion, third-party hardware to our customers. Our technology rapidly transforms complex data generated by diagnostic imaging equipment into functional digital images that can be manipulated and analyzed using our specialized applications to better understand internal anatomy and pathology. Our solutions are designed to improve physician workflow and productivity, enhance the ability to make clinical decisions, facilitate less invasive patient care, and complement often significant capital investments in diagnostic imaging equipment made by our customers. Our software is compatible with equipment from all major manufacturers of diagnostic imaging equipment, such as computed tomography, or CT, magnetic resonance, or MR, and positron emission tomography, or PET, scanners, and can be integrated into PACS. Many hospitals use PACS to acquire, distribute and archive medical images and diagnostic reports, reducing the need for film and increasing reliance on advanced visualization solutions such as ours. We also offer a Web-based solution that provides physicians with anywhere, anytime access to medical images and visualization tools through any Internet-enabled computer.

We operate and manage our business as a single business segment — the development and marketing of software and related services for enterprise-wide advanced visualization and analysis solutions for use by medical professionals in clinical analysis and therapy planning. We market our products and services through a direct sales force, resellers and independent distributors in the United States and in international markets. Our common stock is currently traded on The NASDAQ Global Market under the symbol “VTAL.”

Critical accounting policies and estimates

Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The notes to the consolidated financial statements contained in this Annual Report describe our significant accounting policies used in the preparation of the consolidated financial statements. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. We continually evaluate our critical accounting policies and estimates.

We believe the critical accounting policies listed below reflect significant judgments, estimates and assumptions used in the preparation of our consolidated financial statements.

Allowance for doubtful accounts

We maintain an allowance for doubtful accounts at an amount estimated to be sufficient to provide adequate protection against losses resulting from extending credit to our customers. In judging the adequacy of the allowance for doubtful accounts, we consider multiple factors, including historical bad debt experience, the general economic environment, the need for specific client reserves and the aging of our outstanding receivables. A portion of this provision is included in operating expenses as a general and administrative expense and a portion of this provision is included as a reduction of license revenue. A considerable amount of judgment is required in assessing these factors. If the factors utilized in determining the allowance do not reflect future performance, then a change in the allowance for doubtful accounts would be necessary in the period such determination has been made, which would impact future results of operations.  As of December 31, 2006, the allowance for doubtful accounts was $266,000 for gross accounts receivable of $19.9 million.

Deferred taxes

Significant judgment is required in determining the realizability of our deferred tax assets. We must assess the likelihood that our net deferred tax assets will be recovered from future taxable income, and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent that we establish a valuation allowance, it must include an expense within the tax provision in the statement of operations. As of December 31, 2006, the consolidated balance sheet included net deferred tax assets of $10.6 million.

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

Although we had cumulative pre-tax income for financial reporting purposes for the three years ended December 31, 2006, we did not pay any significant income taxes for that period due to tax deductions from the exercise of stock options as well as our utilization of net operating losses. In assessing the realizability of our deferred tax assets as of each balance sheet date, we considered evidence regarding our ability to generate sufficient future taxable income to realize our deferred tax assets. The primary evidence considered included the cumulative pre-tax income for financial reporting purposes for the past three years; the estimated impact of future tax deductions from the exercise of stock options outstanding as of December 31, 2006; and the estimated future taxable income based on historical operating results.

After giving consideration to these factors, we concluded that it was more likely than not that the tax loss carryforwards will be realized prior to expiration and that other tax credits that expire prior to 2010 will not be utilized due to the estimated future tax deductions from the exercise of stock options outstanding as of December 31, 2006 as well as utilization of tax loss carryforwards. As a result, we have a valuation allowance of $185,000 as of December 31, 2006 relating to net operating losses and tax credits that expire prior to 2010.

We also concluded that it was more likely than not that the net deferred tax assets of $10.6 million as of December 31, 2006 and the estimated future tax deductions from the exercise of stock options outstanding as of December 31, 2006 would be utilized prior to expiring. Based on this conclusion, we will require approximately $53.6 million in cumulative future taxable income to be generated at various times over the next 20 years to realize the related net deferred tax assets of $10.6 million as of December 31, 2006 as well as the estimated future tax deductions from the exercise of stock options outstanding and in-the-money as of December 31, 2006.

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

Our long-lived assets consist of property and equipment of $9.2 million, other intangible assets subject to amortization of $3.2 million and licensed technology of $90,000 as of December 31, 2006.

Goodwill

We account for goodwill in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.”  Under SFAS No. 142, goodwill and intangible assets with indefinite lives are reviewed for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. We operate as one reporting unit and therefore compare the book value to the market value (market capitalization plus a control premium). If the market value exceeds the book value, goodwill is considered not impaired, and thus the second step of the impairment test is not necessary. If our book value exceeds the market value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test, used to measure the amount of impairment loss, compares the implied fair value of the goodwill with the book value of the goodwill. If the carrying value of the goodwill exceeds the implied fair value of the goodwill, an impairment loss would be recognized in an amount equal to the excess. Any loss recognized cannot exceed the carrying amount of goodwill. After a goodwill impairment loss is recognized, the adjusted carrying amount of goodwill is its new accounting basis. Subsequent reversal of a previously recognized goodwill impairment loss is prohibited once the measurement of that loss is completed. We completed the annual goodwill impairment assessment as of December 31, 2006, in which no impairment was identified. Goodwill was $9.1 million as of December 31, 2006.

Agreement with R2 Technology, Inc.

In April 2005, we entered into an agreement with R2 Technology, Inc. (“R2”) to market R2’s lung nodule CAD software product to our customers. The April 2005 agreement replaced our November 2002 agreement with R2. Under the April 2005 agreement, we committed to provide R2 with certain minimum quarterly sales (“Applicable Minimums”) from certain R2 lung CAD related products and services (“R2 Lung CAD Products”) over a 12-quarter period ending June 30, 2008. We will receive a commission based on sales of R2 Lung CAD Products to our customers. To the extent the quarterly Applicable Minimum is not met, we will pay R2 the difference between the Applicable Minimum and the actual R2 Lung CAD Product sales achieved.

In the first quarter of 2006, we reversed $236,000 of the $410,000 expense recorded in the fourth quarter of 2005 relating to our agreement with R2.  In the second quarter of 2006, we recorded a $167,000 expense relating to relating to our agreement with R2.  No such charges or reversals occurred during the second half of 2006.  As of December 31, 2006, the remaining potential aggregate commitment under this agreement ranges from a minimum of $0 to a maximum of approximately $2.1 million. Based on information available to us, R2 had not generated any significant R2 Lung CAD Product sales through any other sales, marketing and distribution channels, other than sales generated from customers under this agreement.  As a result, the Applicable Minimum for the quarter ended December 31, 2006 was $0, and the Applicable Minimum for the quarter ending March 31, 2007 is $0. See Note 9 to the Condensed Consolidated Financial Statements for further discussion.

The estimated future aggregate Applicable Minimums is a highly subjective determination, and actual results and any changes to estimates could have an adverse impact on our financial position and results of operations.  We may not generate sufficient sales to meet the minimum contractual commitment for any particular quarter, and thus we may have to pay cash to R2 for the deficit.  As of December 31, 2006, the remaining potential aggregate Applicable Minimums ranged from a minimum of $0 to a maximum of approximately $2.1 million.  If we foresee that we will not be able to attain the minimum contractual commitment on a continued basis, we may have to take a charge to earnings, which could be up to the amount of the maximum remaining total commitment.  Any future losses would be recorded under SFAS No. 5, “Accounting for Contingencies,” which requires the amount to be probable and estimable.

Revenue Recognition

We follow specific and detailed guidelines in determining the proper amount of revenue to be recorded; however, certain judgments affect the application of our revenue recognition policy. Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly from period to period.

The significant judgments for revenue recognition typically involve whether collectability can be considered probable and whether fees are fixed or determinable.  Significant judgment is also required when evaluating and assessing revenue recognition relating to our distribution agreements with original equipment manufacturers, value-added resellers and independent distributors (collectively, “Resellers”). In addition, our transactions often consist of multiple element arrangements, which must be analyzed to determine the fair value of each element, the amount of revenue to be recognized upon shipment, if any, and the period and conditions under which deferred revenue should be recognized.  As a result, if facts and circumstances change that affect our current judgments, our revenue could be materially different in the future.

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

Equity-based compensation

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), using the modified prospective transition method, and therefore have not restated prior periods’ results. Under this method, we recognize compensation expense for all equity-based payments granted on or after January 1, 2006 and prior to but not yet vested as of January 1, 2006 in accordance with SFAS No. 123(R). Under the fair value recognition provisions of SFAS No. 123(R), we recognize equity-based compensation net of an estimated forfeiture rate and recognize compensation cost only for those shares expected to vest over the requisite service period of the award. Prior to SFAS No.123(R) adoption, we accounted for equity-based payments under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and accordingly did not recognize equity-based compensation related to these options, as the exercise price equaled the fair market value of the common stock on the date of grant.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. The Black-Scholes option valuation model requires the development of assumptions that are input into the model. These assumptions are the expected stock volatility, the risk-free interest rate, the option’s expected life and the dividend yield on the underlying stock. Expected volatility is calculated based on the historical volatility of our common stock over the expected option life and other appropriate factors. Risk-free interest rates are calculated based on continuously compounded U.S. Treasury risk-free rates for the appropriate term. Prior to March 9, 2006, the expected life of stock options was calculated by performing a detailed analysis of all historical stock option information available. On March 9, 2006, we began to grant options with a five-year legal life instead of the eight-year legal life that had historically been used. As a result, we elected to use the “simplified” method, as described in SAB 107, to estimate the expected life of options granted on and after March 9, 2006. We will utilize the simplified method until sufficient historical information becomes available on the five-year legal life options. The dividend yield is assumed to be zero as we have never paid or declared any cash dividends on our common stock and do not intend to pay dividends on our common stock in the foreseeable future. The expected forfeiture rate is estimated based on historical experience.

Determining the appropriate fair value model and calculating the fair value of equity-based payment awards require the input of the subjective assumptions described above. The assumptions used in calculating the fair value of equity-based payment awards represent management’s best estimates, which involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our equity-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and recognize expense only for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the equity-based compensation expense could be significantly different from what we have recorded in the current period. See Note 2 to the Condensed Consolidated Financial Statements for a further discussion of equity-based compensation.

Results of Operations

The following table sets forth information from our Statements of Operations, expressed as a percentage of total revenue.

	For the Years Ended December 31,
	2006	2005	2004

Revenue:
License fees	65.7%	68.1%	66.6%
Maintenance and services	32.1	27.7	26.4
Hardware	2.2	4.2	7.0
Total revenue	100.0	100.0	100.0

Cost of revenue:
License fees	7.1	9.1	11.1
Maintenance and services	11.4	10.7	12.8
Hardware	1.7	2.6	5.0
Total cost of revenue	20.2	22.4	28.9

Gross profit	79.8	77.6	71.1

Operating expenses:
Sales and marketing	36.0	32.7	33.8
Research and development	18.6	15.8	17.5
General and administrative	15.4	13.5	15.6
Loss on operating lease	—	1.0	—
Acquired in-process research and development	—	—	2.8
Total operating expenses	70.0	63.0	69.7

Operating income	9.8	14.6	1.4

Interest income	4.7	2.1	1.0
Income before income taxes	14.5	16.7	2.4

Provision for income taxes	5.2	5.5	1.6

Net income	9.3%	11.2%	0.8%

Revenue (in thousands)

	For the Years Ended December 31,			Increase (Decrease)		Percent Increase (Decrease)
	2006	2005	2004	2005 to 2006	2004 to 2005	2005 to 2006	2004 to 2005
Revenues:
License fees	$46,332	$35,228	$24,054	$11,104	$11,174	32%	46%
Maintenance and services	22,615	14,324	9,525	8,291	4,799	58%	50%
Hardware	1,565	2,165	2,543	(600)	(378)	(28)%	(15)%
Total revenue	$70,512	$51,717	$36,122	$18,795	$15,595	36%	43%

Revenue growth during 2006 and 2005 was driven by an increase in our core revenue components of software license fees, including revenue from software options and maintenance and service revenue from a larger installed base of customers.

For 2007, we expect revenue of $90.0 million to $95.0 million, or a 28% to 35% increase over full-year 2006 revenue.

License fee revenue (in thousands)

	For the Years Ended December 31,			Increase (Decrease)		Percent Increase (Decrease)
	2006	2005	2004	2005 to 2006	2004 to 2005	2005 to 2006	2004 to 2005
License fee revenue:
Vitrea licenses	$18,585	$14,453	$7,920	$4,132	$6,533	29%	82%
Vitrea options and third party software	26,486	19,389	15,721	7,097	3,668	37%	23%
Other	1,261	1,386	413	(125)	973	(9)%	236%
Total license fee revenue	$46,332	$35,228	$24,054	$11,104	$11,174	32%	46%

License fee revenue increased 32% to $46.3 million in 2006 from $35.2 million in 2005. License fee revenue increased 46% to $35.2 million in 2005 from $24.0 million in 2004. The increase in license fee revenue was driven by an increase in the number of Vitrea licenses sold and an increase in average revenue per Vitrea license sold. During 2006, sales of Vitrea options and third party software grew faster than Vitrea sales due to increased option sales both upfront and as add-on purchases from our installed base of existing customers. Top-selling options in 2006 and 2005 were General Vessel Probe, Automated Vessel Measurement and CT Cardiac — all cardiovascular solutions. As of December 31, 2006, we have sold approximately 3,800 separate software licenses for our solutions, compared to approximately 2,750 and 1,900 as of December 31, 2005 and 2004, respectively. License fee revenue by source is as follows:

	For the Years Ended December 31,
	2006	2005	2004
Percent of license fee revenue:
Direct	44%	42%	44%
Toshiba	44%	49%	53%
McKesson	12%	9%	3%
Total license fee revenue	100%	100%	100%

The decrease in Toshiba license fee revenue as a percentage of total license fee revenue reflects our growth in PACS and direct enterprise deals.

Maintenance and services revenue (in thousands)

	For the Years Ended December 31,			Increase (Decrease)		Percent Increase (Decrease)
	2006	2005	2004	2005 to 2006	2004 to 2005	2005 to 2006	2004 to 2005
Maintenance and services revenue:
Maintenance and support	$16,379	$9,808	$5,860	$6,571	$3,948	67%	67%
Training	5,178	3,718	3,091	1,460	627	39%	20%
Installation	1,058	798	574	260	224	33%	39%
Total maintenance and services	$22,615	$14,324	$9,525	$8,291	$4,799	58%	50%

Maintenance and services revenue increased 58% to $22.6 million in 2006 compared to $14.3 million in 2005.  Maintenance and services revenue increased 50% to $14.3 million in 2005 compared to $9.5 million in 2004. The increases in maintenance revenues in each year were due to a significant increase in our installed base of customers, increased pricing on maintenance related services and an increased maintenance renewal rate. The increase in training revenue and installation revenue was due to an increase in the number of Vitrea licenses sold each year.  Also contributing to the increase in training revenue is that in the fourth quarter of 2005, we put in place an expiration policy for unused training. The 2006 fourth quarter was the first period we were able to expire unused training. Additionally, in the 2006 fourth quarter, we reached an agreement with one of our partners on an expiration period for training. As a result, maintenance and services revenue during the fourth quarter of 2006 included approximately $490,000 of non-recurring revenue relating to unused training that expired.

Hardware revenue

Hardware revenue decreased 28% to $1.6 million in 2006 compared to $2.2 million in 2005.  Hardware revenue decreased 15% to $2.2 million in 2005 compared to $2.5 million in 2004. We sell hardware as a convenience to our customers, and fluctuations are driven by individual customer purchasing preferences. Sales of hardware systems are not core to our strategy and will fluctuate from period to period depending upon the needs of our customers.

Cost of revenue

Gross profit increased 40% to $56.3 million in 2006 compared to $40.2 million in 2005. Gross profit increased 56% to $40.2 million in 2005 compared to $25.7 million in 2004. Gross margin percentage increased to 80% in 2006 compared to 78% in 2005 and 71% in 2004.

A comparison of gross profit and gross margin by revenue category is as follows (in thousands):

	For the Years Ended December 31,
	2006	2005	2004
Gross profit:
License fees	$41,341	$30,546	$20,060
Maintenance and services	14,592	8,765	4,865
Hardware	369	846	750
Total gross profit	$56,302	$40,157	$25,675

Gross margin:
License fees	89%	87%	83%
Maintenance and services	65%	61%	51%
Hardware	24%	39%	30%
Total gross margin	80%	78%	71%

The increase in license fee gross margin during 2006 and 2005 was due to an increase in average revenue per Vitrea license sold due to an increase in the sales price and an increase in total Vitrea option revenue, which has lower associated costs.  Also contributing to the increase in 2005 was an increase in the percentage of license revenue generated outside of our Toshiba relationship, as sales through Toshiba have lower average revenue per transaction. Amortization charged to cost of revenue related to the HInnovation acquisition was $1.1 million, $1.1 million and $976,000 in 2006, 2005 and 2004, respectively. As revenue continues to increase, amortization expense as a percentage of license revenue will decrease.

Maintenance and services gross margin increased during 2006 and 2005 due to increased pricing on maintenance services and increased revenue from a growing installed base, without an increase in costs at a similar rate. We will continue to invest in our training, installation, professional services and customer support areas in the future to adequately support our growing installed base of customers, as well as to evaluate maintenance and services pricing as our cost structure increases, which could have an impact on maintenance and services gross margins in the future.

The decrease in hardware gross margin during 2006 was primarily due to a maintenance and support promotion which provided customers with a discount on hardware in connection with their purchasing contracts for maintenance and support.  During 2005, hardware gross margin increased due to increased pricing.

During 2007 we expect total gross margin to be approximately 80%.

Operating expenses

The following is a comparison of operating expenses as a percent of revenue as well as the percent increase or decrease in the total expense:

	Percent of Revenue for the Years Ended December 31,			Percent Increase (Decrease)
	2006	2005	2004	2005 to 2006	2004 to 2005
Operating expenses:
Sales and marketing	36.0%	32.7%	33.8%	49.9%	38.7%
Research and development	18.6	15.8	17.5	60.7	28.7
General and administrative	15.4	13.5	15.6	55.4	24.7
Loss on operating lease	—	1.0	—	N/A	N/A
Acquired in-process R&D	—	—	2.8	—	N/A
Total operating expenses	70.0%	63.0%	69.7%	51.5%	29.5%

Sales and marketing

Sales and marketing expenses increased $8.4 million to $25.4 million in 2006 compared to $16.9 million in 2005. Sales and marketing expenses increased $4.7 million to $16.9 million in 2005 compared to $12.2 million in 2004.  The change in sales and marketing expense is as follows (in thousands):

	Year-over-year Change from Fiscal		Year-over-year Percent Change from Fiscal
	2005 to 2006	2004 to 2005	2005 to 2006	2004 to 2005
Salaries, benefits and bonus	$2,939	$850	54%	19%
Equity-based compensation	1,869	126	1483%	100%
Commissions	1,069	1,305	25%	45%
Trade shows	836	777	61%	129%
Travel, meals and entertainment	818	168	48%	11%
Depreciation	275	158	52%	42%
R2 Technology, Inc contract	(479)	410	(117)%	100%
Overhead and other expenses	1,115	934	35%	42%
Total	$8,442	$4,728	50%	39%

The increase in expenses during both periods was due to an increase in compensation costs as a result of additional personnel, higher sales commission expenses resulting from significantly increased revenue, higher travel and entertainment costs and higher costs for attending industry tradeshows. We had 75, 50 and 45 sales and marketing personnel as of December 31, 2006, 2005 and 2004, respectively. The increase in equity-based compensation costs during 2006 was the result of our adoption of SFAS No. 123(R) as of January 1, 2006. Also, in the first quarter of 2006, we reversed $236,000 of the $410,000 expense recorded in the fourth quarter of 2005 relating to our agreement with R2.  In the second quarter of 2006, we recorded a $167,000 expense relating to relating to our agreement with R2. See Note 5 to the Condensed Consolidated Financial Statements for further discussion.

We expect sales and marketing expenses to continue to increase in future periods primarily as a result of the need to support additional growth through the hiring of sales and marketing personnel. Including equity-based compensation, we expect sales and marketing expenses to be between 36% and 37% of total revenue for the year ending December 31, 2007.

Research and development

Research and development expenses increased $4.9 million to $13.1 million in 2006 compared to $8.1 million in 2005. Research and development expenses increased $1.8 million to $8.1 million in 2005 compared to $6.3 million in 2004. The change in research and development expense is as follows (in thousands):

	Year-over-year Change from Fiscal		Year-over-year Percent Change from Fiscal
	2005 to 2006	2004 to 2005	2005 to 2006	2004 to 2005
Salaries, benefits and bonus	$2,961	$949	56%	22%
Equity-based compensation	797	43	1853%	100%
Depreciation	283	103	63%	30%
Consulting	158	442	24%	217%
Overhead and other expenses	745	282	44%	20%
Total	$4,944	$1,819	61%	29%

The increases in expenses for both periods were due in part to increases in compensation costs as a result of additional personnel focused on product innovation and development. We had 100, 62, and 50 research and development personnel as of December 31, 2006, 2005 and 2004, respectively. Salaries, benefits and bonus for the year ended December 31, 2006 included a $284,000 one-time charge related to the retirement of Vincent Argiro, our Chief Technology Officer and founder, which was recorded in the first quarter of 2006.  Of this charge, $138,000 is included in salaries, benefits and bonus above and $146,000 is included in equity-based compensation.  The increase in equity-based compensation costs during 2006 was the result of our adoption of SFAS No. 123(R) as of January 1,

2006.

During 2006 and 2005, we required a significant amount of temporary consulting services in completing certain research and development activities, specifically in the area of software testing and validation.  However, during 2006 we added a significant number of research and development personnel, which allowed us to rely less on outside consulting as a total percentage of research and development expense.

We expect research and development expenses to continue to increase in future periods primarily as a result of additional personnel to support the expansion of our product development activities so that we can maintain our status as an industry leader in advanced visualization. Including the equity-based compensation, we expect research and development expenses to be between 17% and 18% of total revenue for the year ending December 31, 2007.

General and administrative

General and administrative expenses increased 55% to $10.9 million in 2006 compared to $7.0 million in 2005. General and administrative expenses increased 25% to $7.0 million in 2005 compared to $5.6 million in 2004. The change in general and administrative expense is as follows (in thousands):

	Year-over-year Change from Fiscal		Year-over-year Percent Change from Fiscal
	2005 to 2006	2004 to 2005	2005 to 2006	2004 to 2005
Salaries, benefits and bonus	$1,376	$1,393	40%	67%
Equity-based compensation	1,712	144	1189%	100%
Overhead and other expenses	798	(145)	23%	(4)%
Total	$3,886	$1,392	55%	25%

The increase during 2006 was primarily due to higher equity-based compensation costs as a result of our adoption of SFAS No. 123(R) as of January 1, 2006.  The remaining increases in both periods were due to increases in compensation costs as a result of additional personnel and increases in overhead expenses due to the growth of the business. We had 50, 30, and 23 general and administrative personnel as of December 31, 2006, 2005 and 2004, respectively.

We expect general and administrative expenses to continue to increase in future periods primarily as a result of increased personnel and administrative costs associated with various company initiatives to build the infrastructure for a larger business, as well as international expansion. Including the equity-based compensation, we expect general and administrative expenses to be approximately 15% to 16% of total revenue for the year ending December 31, 2007.

Other items

Loss on operating lease — In March 2004, we signed a non-cancelable operating lease for a new office facility in Minnetonka, Minnesota. The new lease term started in February 2005 and expires in January 2012. We moved into the Minnetonka location and moved out of the Plymouth, Minnesota location in February 2005. Our lease for the office facility in Plymouth expired on July 31, 2005, with the exception of a small portion of the space that was under lease until May 31, 2006. Under the terms of the Minnetonka lease, since February 2005, the lessor paid the monthly base rent payments and taxes and operating cost rent obligation payments for our former office facility in Plymouth.  In the first quarter of 2005, we recorded a lease loss of $493,000 related to the abandonment of the Plymouth office. The estimated lease payments to be made by the Minnetonka landlord to the Plymouth landlord are considered a lease incentive and recorded as an immediate charge and deferred rent, which is amortized as a reduction of rent expense through the term of the lease.

Acquired in-process research and development — Results for the first quarter of 2004 included a $1.0 million write-off of in-process research and development costs related to the HInnovation acquisition.

Interest income

We generated $3.3 million of interest income in 2006, compared with $1.1 million in 2005 and $368,000 in 2004. During the fourth quarter of 2006, we completed a public offering of 3.4 million shares of common stock, resulting in net proceeds of $97.7 million, which significantly increased interest income in the fourth quarter. In addition to the increased interest income resulting from the offering, the increases were primarily due to increases in cash, cash equivalents and marketable securities, which were generated from increased cash flows in all periods, and an increase in interest rates.

Income taxes

Our effective income tax rate was 36%, 33% and 67% in 2006, 2005 and 2004, respectively. The increase in our effect tax rate in 2006 from 2005 was due to the non-deductibility of incentive stock options, for which the tax benefit is recorded only upon a disqualifying disposition which was a result of the adoption of SFAS No. 123(R) on January 1, 2006 which required that we recognize compensation expense for all equity-based payments granted on or after January 1, 2006 and prior to but not yet vested as of January 1, 2006.  Our effective tax rate of 67% in 2004 was impacted by non-deductible in-process research and development and an increase in our valuation allowance.

We estimate an effective income tax rate of approximately 36% to 37% in 2007. Due to the utilization of deferred tax assets relating to net operating losses and tax deductions from the exercise of stock options, we do not anticipate paying any significant cash for income taxes for the next two to four years.

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

Liquidity and capital resources

As of December 31, 2006, we had $144.4 million in cash and cash equivalents, $21.6 million in marketable securities, working capital of $162.2 million and no borrowings, as compared to $20.8 million in cash and cash equivalents, $29.0 million in marketable securities, working capital of $45.6 million and no borrowings as of December 31, 2005.

Operating activities

During 2006, cash provided by operations was $14.8 million, which consisted of net income of $6.6 million, a decrease of $526,000 from changes in working capital accounts, an increase of $561,000 in deferred rent relating to payments and estimated payments to be made by our Minnetonka landlord for our benefit, and an increase of $8.2 million from other non-cash operating activities. Changes in working capital accounts primarily related to an increase in accounts receivable of $5.3 million and an increase in deferred revenue of $4.4 million due to increased sales and an increased customer base. Days’ sales outstanding (calculated by dividing ending net accounts receivable by revenue per day) was 101 as of December 31, 2006 and 2005.  Our aging remains relatively current, with less than 2% of receivables greater than 90 days past due as of December 31, 2006 and 2005. We use days’ sales outstanding as an activity measure which places emphasis and focus on accounts receivable, but this measure is not defined under U.S. generally accepted accounting principles, and similarly titled measures may not be computed the same by other companies. Other changes in working capital accounts included an increase of $701,000 in prepaid and other current assets and an increase of $836,000 in accounts payable due to increased operating costs and general timing of payments to vendors.

During 2005, cash provided by operations was $13.7 million, which consisted of a decrease of $101,000 from changes in working capital accounts, an increase of $1.2 million in deferred rent relating to payments and estimated payments to be made by our Minnetonka landlord for our benefit, and an increase of $12.6 million from other operating activities. Changes in working capital accounts primarily related to an increase in accounts receivable of $6.1 million and an increase in deferred revenue of $3.5 million due to increased sales and an increased customer base. Days’ sales outstanding as of December 31, 2005 increased to 101 days, compared to 82 days as of December 31, 2004, which increased as a result of a significant portion of sales occurring in the third month of the fourth quarter of 2005. Other changes in working capital accounts included a decrease of $135,000 in prepaid and other current assets; an increase of $740,000 in accounts payable due to increased operating costs and general timing of payments to vendors; and an increase of $1.9 million related to accruals for bonuses and royalty payments.

Investing activities

Net cash provided by investing activities was $1.4 million in 2006.  We used $21.7 million and $15.7 million of cash in investing activities in 2005 and 2004, respectively.

We used $6.4 million, $4.3 million and $1.6 million for purchases of property and equipment in 2006, 2005 and 2004, respectively. The purchases for all periods were principally to expand our facilities and upgrade computer equipment and to purchase computer equipment for new personnel. We anticipate that we will continue to purchase property and equipment in the normal course of business. The amount and timing of these purchases and the related cash outflows in future periods are difficult to predict and depend on a number of factors, including the hiring of employees and the rate of change of computer hardware.

We used $29.5 million, $38.8 million and $30.4 million to purchase investments in marketable securities during 2006, 2005 and 2004, respectively. We realized $37.4 million, $21.4 million and $22.5 million of proceeds from maturities and sales of marketable securities during 2006, 2005 and 2004, respectively. The marketable securities consist of U.S. government obligations, U.S. government agency obligations, corporate commercial obligations and certificates of deposits.

During the first quarter of 2004, we completed the acquisition of HInnovation, Inc. in accordance with the terms and conditions of an Acquisition Agreement and Plan of Reorganization dated as of January 8, 2004, using $6.1 million of cash. See Note 3 to the Consolidated Financial Statements for additional information on the acquisition.

Financing activities

Cash provided by financing activities totaled $107.4 million, $4.7 million and $2.2 million for 2006, 2005 and 2004, respectively. The cash provided by financing activities in 2006 related primarily to the $97.7 million in net proceeds from our public offering of 3.4 million shares of common stock.  The cash provided by financing activities in 2005 and 2004 resulted primarily from the exercise of stock options granted under our stock plans and upon the exercise of warrants.

We have never paid or declared any cash dividends and do not intend to pay dividends in the near future.

The following summarizes our contractual obligations at December 31, 2006 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands).

	Total	1 Year or Less	1 to 3 Years	3 to 5 Years	More than 5 Years

Operating leases	$4,652	$1,010	$1,771	$1,795	$76

Off-balance-sheet arrangements

We did not have any off-balance sheet arrangements as of December 31, 2006 or 2005.

Agreement with R2 Technology, Inc.

In the first quarter of 2006, we reversed $236,000 of the $410,000 expense recorded in the fourth quarter of 2005 relating to our agreement with R2.  In the second quarter of 2006, we recorded a $167,000 expense relating to relating to our agreement with R2.  No such charges or reversals occurred during the second half of 2006.  As of December 31, 2006, the remaining potential aggregate commitment under this agreement ranges from a minimum of $0 to a maximum of approximately $2.1 million and we estimate that we will incur no additional losses relating to this agreement. Based on information available to us, R2 had not generated any significant R2 Lung CAD Product sales through any other sales, marketing and distribution channels, other than sales generated from customers under this agreement.  As a result, the Applicable Minimum for the quarter ended December 31, 2006 was $0, and the Applicable Minimum for the quarter ending March 31, 2007 is $0. See Note 9 to the Condensed Consolidated Financial Statements for further discussion.

Other purchase commitments

We had no significant outstanding purchase orders as of December, 31 2006. We have entered into a number of technology licensing agreements that provide for the payment of royalties when we sell Vitrea. Except for the R2 purchase commitment described above, we are not obligated for any minimum payments under such agreements.

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

In the normal course of business, we are exposed to market risks, including changes in interest rates and price changes, which could affect our operating results. As of December 31, 2006, fluctuations in interest rates, exchange rates and price changes would not have had a material effect on our financial position or operating results.

Interest rate risk

We place our cash, cash equivalents and marketable securities, which generally have a term of less than one year, with a high-quality financial institution and have investment guidelines relative to diversification and maturities designed to maintain safety and liquidity. As of December 31, 2006, we had cash, cash equivalents and marketable securities totaling $166.0 million. If, during 2006, average short-term interest rates decreased by 1.0% from 2006 average rates, based on our quarterly average balance of cash, cash equivalents and marketable securities, our projected interest income from short-term investments would have decreased by approximately $860,000.

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

Item 9A.                          Controls and Procedures

Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (“Exchange Act”), are recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2006.

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

Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2006 based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of this evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2006.

Our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered accounting firm, as stated in their report which is included in Item 15(a)(1) of this Annual Report on Form 10-K.

Changes in internal control over financial reporting

There were no changes in internal control over financial reporting during 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.                          Other Information

None.

Part III

Certain information required by Part III is omitted from this Annual Report on Form 10-K because we will file a definitive Proxy Statement relating to our 2007 Annual Meeting of Stockholders pursuant to Schedule 14A (the “Proxy Statement”) not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information included therein is incorporated herein by reference as indicated below.

Item 10.                            Directors and Executive Officers of Registrant

The information required by this Item 10 will be included under the captions “Election of Directors” and “Information Concerning Directors, Nominees and Executive Officers” in our 2007 Proxy Statement. Information concerning the compliance of our officers, directors and 10% shareholders with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the information to be contained in the 2006 Proxy Statement under the caption “Information Concerning Directors Nominees and Executive Officers — Section 16(a) Beneficial Ownership Reporting Compliance.”  The information regarding Audit Committee members and “audit committee financial experts” is incorporated by reference to the information to be contained in the 2007 Proxy Statement under the caption “Information Concerning Directors Nominees and Executive Officers — Board Committees.”  The information regarding our Code of Business Ethics is incorporated by reference to the information to be contained in the 2007 Proxy Statement under the heading “Information Concerning Directors Nominees and Executive Officers — Code of Business Conduct and Ethics.”

Item 11.                            Executive Compensation

The information under the captions “Information Concerning Directors Nominees and Executive Officers — Executive Compensation” and “Information Concerning Directors Nominees and Executive Officers — Director Compensation” to be contained in the 2007 Proxy Statement is incorporated herein by reference.

Item 12.                            Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information under the captions “Beneficial Ownership of Common Stock” and “Information Concerning Directors, Nominees and Executive Officers — Securities Authorized for Issuers Under Equity Compensation Plans” to be contained in the 2007 Proxy Statement is incorporated herein by reference.

Item 13.                            Certain Relationships and Related Transactions, and Director Independence

Not applicable.

Item 14.                            Principal Accountant Fees and Services

The information under the caption “Ratification of Appointment of PricewaterhouseCoopers LLP as Independent Registered Public Accounting Firm” to be contained in the 2007 Proxy Statement is incorporated herein by reference.

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

(b)         Exhibits

Included in Item 15(a)(3) above.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Minneapolis, Minnesota, on the 12th day of March, 2007.

Vital Images, Inc.

By:	/s/Michael H. Carrel
Michael H. Carrel
Chief Operating Officer and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/Jay D. Miller	President, Chief Executive Officer and Director	March 15, 2007
Jay D. Miller	(Principal Executive Officer)

/s/Michael H. Carrel	Chief Operating Officer and Chief Financial Officer	March 15, 2007
Michael H. Carrel	Treasurer and Secretary
(Principal Financial Officer and Principal Accounting Officer)

/s/Douglas M. Pihl	Chairman of the Board and Director	March 15, 2007
Douglas M. Pihl

/s/James B. Hickey, Jr.	Director	March 15, 2007
James B. Hickey, Jr.

/s/Richard W. Perkins	Director	March 15, 2007
Richard W. Perkins

/s/Michael W. Vannier	Director	March 15, 2007
Michael W. Vannier

/s/Sven A. Wehrwein	Director	March 15, 2007
Sven A. Wehrwein

/s/Gregory J. Peet	Director	March 15, 2007
Gregory J. Peet

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Vital Images, Inc.:

We have completed integrated audits of Vital Images Inc.’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Vital Images, Inc. and its subsidiaries (the “Company”) at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s report on internal control over financial reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

Minneapolis, Minnesota

March 14, 2007

Vital Images, Inc.
Consolidated Balance Sheets

(In thousands)

	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$144,382	$20,845
Marketable securities	20,821	28,965
Accounts receivable, net	19,589	14,330
Deferred income taxes	1,661	717
Prepaid expenses and other current assets	1,928	1,228
Total current assets	188,381	66,085
Marketable securities	750	—
Property and equipment, net	9,242	5,361
Deferred income taxes	8,969	8,949
Licensed technology, net	90	210
Other intangible assets, net	3,209	4,493
Goodwill	9,089	6,053
Total assets	$219,730	$91,151

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,830	$2,640
Accrued compensation	3,977	3,688
Accrued royalties	1,158	1,348
Other current liabilities	2,083	1,575
Deferred revenue	15,131	11,231
Total current liabilities	26,179	20,482
Deferred revenue	1,174	645
Deferred rent	1,475	1,235
Total liabilities	28,828	22,362

Commitments and contingencies (Note 5)

Stockholders’ equity:
Preferred stock: $0.01 par value; 5,000 shares authorized; none issued or outstanding	—	—
Common stock: $0.01 par value; 20,000 shares authorized; 16,908 issued and outstanding as of December 31, 2006; and 12,848 shares issued and outstanding as of December 31, 2005	169	128
Additional paid-in capital	189,669	75,918
Deferred stock-based compensation	—	(1,707)
Retained earnings (accumulated deficit)	1,053	(5,530)
Accumulated other comprehensive income (loss)	11	(20)
Total stockholders’ equity	190,902	68,789
Total liabilities and stockholders’ equity	$219,730	$91,151

The accompanying notes are an integral part of the consolidated financial statements.

Vital Images, Inc.
Consolidated Income Statements

(In thousands, except for per share amounts)

	For the Year Ended December 31,
	2006	2005	2004

Revenue:
License fees	$46,332	$35,228	$24,054
Maintenance and services	22,615	14,324	9,525
Hardware	1,565	2,165	2,543
Total revenue	70,512	51,717	36,122

Cost of revenue:
License fees	4,991	4,682	3,994
Maintenance and services	8,023	5,559	4,660
Hardware	1,196	1,319	1,793
Total cost of revenue	14,210	11,560	10,447

Gross profit	56,302	40,157	25,675

Operating expenses:
Sales and marketing	25,374	16,932	12,204
Research and development	13,092	8,148	6,329
General and administrative	10,905	7,019	5,627
Loss on operating lease	—	493	—
Acquired in-process research and development	—	—	1,000
Total operating expenses	49,371	32,592	25,160

Operating income	6,931	7,565	515

Interest income	3,342	1,067	368
Income before income taxes	10,273	8,632	883

Provision for income taxes	3,690	2,831	587

Net income	$6,583	$5,801	$296

Net income per share — basic	$0.49	$0.47	$0.03
Net income per share — diluted	$0.46	$0.44	$0.02

Weighted average common shares outstanding - basic	13,463	12,379	11,632
Weighted average common shares outstanding - diluted	14,259	13,283	12,536

The accompanying notes are an integral part of the consolidated financial statements.

Vital Images, Inc.
Consolidated Statements of Stockholders’ Equity and Comprehensive Income

(In thousands)

					Retained	Accumulated
			Additional		Earnings /	Other	Total
	Common Stock		Paid-In	Deferred	(Accumulated	Comprehensive	Stockholders’	Comprehensive
	Shares	Amount	Capital	Compensation	Deficit)	Income / (Loss)	Equity	Income

Balances as of December 31, 2003	11,140	111	56,109		(11,627)		44,593

Issuance of common stock upon exercise of stock options	456	5	1,967				1,972
Tax benefit related to exercise of stock options			1,430				1,430
Issuance of common stock under employee stock purchase plan	19	—	171				171
Issuance of common stock upon exercise of stock warrants	16	—	19				19
Stock-based compensation			11				11
Acquistion of HInnovation	376	4	6,106				6,110
Unrealized loss on investments						(48)	(48)	(48)
Net income					296		296	296
Balances as of December 31, 2004	12,007	120	65,813	—	(11,331)	(48)	54,554	$248

Issuance of common stock upon exercise of stock options	711	7	4,496				4,503
Tax benefit related to exercise of stock options			3,359				3,359
Issuance of common stock under employee stock purchase plan	15	—	210				210
Grant of restricted stock to employees, net	115	1	2,019	(2,021)			(1)
Stock-based compensation			21	314			335
Change in unrealized loss on investments, net of tax						28	28	$28
Net income					5,801		5,801	5,801
Balances as of December 31, 2005	12,848	128	75,918	(1,707)	(5,530)	(20)	68,789	$5,829

Issuance of common stock upon exercise of stock options	564	6	5,168				5,174
Tax benefit related to exercise of stock options			4,403				4,403
Issuance of common stock under employee stock purchase plan	16	—	364				364
Grant of restricted stock to employees, net	34	—	—				—
Common stock surrendered for payment of payroll tax liability resulting from the vesting of restricted stock	(14)	—	(292)				(292)
Issuance of common stock as contingent consideration related to the acquisition of Hinnovation (See note 3)	106	1	3,083				3,084
Issuance of common stock in connection with public offering, net of offering costs of $6,271	3,354	34	97,669				97,703
Stock-based compensation			5,063				5,063
Reclassification of deferred compensation pursuant to FAS123R			(1,707)	1,707			—
Change in unrealized loss on investments, net of tax						27	27	$27
Cumulative translation adjustment						4	4	4
Net income					6,583		6,583	6,583
Balances as of December 31, 2006	16,908	$169	$189,669	$—	$1,053	$11	$190,902	$6,614

The accompanying notes are an integral part of the consolidated financial statements.

Vital Images, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	For the Year Ended December 31,
	2006	2005	2004

Cash flows from operating activities:
Net income	$6,583	$5,801	$296
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	2,910	2,143	1,569
Amortization of identified intangible assets	1,404	1,404	1,243
Acquired in-process research and development	—	—	1,000
Provision for doubtful accounts	25	(159)	627
Deferred income taxes	3,472	(600)	(878)
Tax benefit from stock option transactions	—	3,359	1,430
Excess tax benefit from stock transactions	(4,143)	—	—
Amortization of discount and accretion of premium on marketable securities	(382)	24	463
Employee stock-based compensation	5,045	314	—
Non-employee stock-based compensation	18	21	12
Loss on operating lease	—	493	—
Amortization of deferred rent	(195)	(163)	—
Changes in operating assets and liabilities, net of effect from acquisition:
Accounts receivable	(5,284)	(6,080)	(3,839)
Prepaid expenses and other assets	(701)	(135)	(169)
Accounts payable	836	740	301
Accrued and other liabilities	194	1,913	1,892
Deferred revenue	4,429	3,461	3,612
Deferred rent	561	1,180	—
Net cash provided by operating activities	14,772	13,716	7,559

Cash flows from investing activities:
Purchases of property and equipment	(6,436)	(4,275)	(1,627)
Purchases of marketable securities	(29,545)	(38,845)	(30,434)
Maturities of marketable securities	35,987	21,417	22,455
Sales of marketable securities	1,376	—	—
Acquisition of HInnovation, Inc., net of cash acquired	—	—	(6,108)
Net cash provided by (used in) investing activities	1,382	(21,703)	(15,714)

Cash flows from financing activities:
Proceeds from sale of common stock under stock plans	5,538	4,713	2,143
Proceeds from sale of common stock under stock warrants	—	—	19
Proceeds from sale of common stock, net of offering costs	97,703	—	—
Excess tax benefit from stock transactions	4,143	—	—
Net cash provided by financing activities	107,384	4,713	2,162

Net increase (decrease) in cash and cash equivalents	123,538	(3,274)	(5,993)

Cash and cash equivalents, beginning of year	20,845	24,119	30,112

Cash and cash equivalents, end of year	$144,383	$20,845	$24,119

Supplemental cash flow information:
Purchases of property and equipment with accounts payable	$662	$308	$301
Non-cash investing and financing activities:
Common stock issued relating to acquisition of HInnovation, Inc. (see Note 3)	$3,084	$—	$6,110

The accompanying notes are an integral part of the consolidated financial statements.

Vital Images, Inc.

Notes to Consolidated Financial Statements

1.              Business description

Vital Images, Inc. (the “Company”) is a leading provider of enterprise-wide advanced visualization and image analysis solutions for use by medical professionals in clinical analysis and therapy planning for medical conditions. The Company provides software, training, software maintenance, professional services and, on occasion, third-party hardware to its customers. The Company’s technology rapidly transforms complex data generated by diagnostic imaging equipment into functional digital images that can be manipulated and analyzed using our specialized applications to better understand internal anatomy and pathology. The Company’s solutions are designed to improve physician workflow and productivity, enhance the ability to make clinical decisions, facilitate less invasive patient care, and complement often significant capital investments in diagnostic imaging equipment made by its customers. The Company’s software is compatible with equipment from all major manufacturers of diagnostic imaging equipment, such as computed tomography, or CT, magnetic resonance, or MR, and positron emission tomography, or PET, scanners, and can be integrated into picture archiving and communication systems, or PACS. Many hospitals use PACS to acquire, distribute and archive medical images and diagnostic reports, reducing the need for film and increasing reliance on advanced visualization solutions such as ours. The Company also offers a Web-based solution that provides physicians with anywhere, anytime access to medical images and visualization tools through any Internet-enabled computer.

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

The Company is subject to risks and uncertainties, including but not limited to, dependence on information technology spending by customers, well-established competitors, concentration of clients in a limited number of industries, fluctuations of quarterly results, a lengthy and variable sales cycle, dependence on principal products and third-party technology, rapid technological change, its ability to develop products that gain market acceptance and international expansion.

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

Marketable securities

Management determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation as of each balance sheet date. Currently, all marketable securities held by the Company are classified as available-for-sale. Available-for-sale securities are carried at fair value as determined by quoted market prices, with unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. If an unrealized loss for any investment is considered to be other-than-temporary, the loss will be recognized in the consolidated statements of operations in the period the determination is made. The cost basis of securities sold is determined using the specific identification method. The cost of marketable securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is included in interest income. Interest and dividends on securities classified as available-for-sale are included in interest income. As of December 31, 2006, all investments mature within two years.

As of December 31, 2006 and 2005, the Company’s marketable securities were as follows (in thousands):

	December 31, 2006			December 31, 2005
	Adjusted	Aggregate	Net Unrealized	Adjusted	Aggregate	Net Unrealized
	Cost Basis	Fair Value	Gains / (Losses)	Cost Basis	Fair Value	Gains / (Losses)
Corporate debt (short term)	$20,810	$20,821	$11	$27,998	$27,970	$(28)
Corporate debt (long term)	$750	$750	$—	$—	$—	$—
Certificates of deposit	—	—	—	999	995	$(4)
	$21,560	$21,571	$11	$28,997	$28,965	$(32)

Accounts receivable and allowance for doubtful accounts

Accounts receivable are initially recorded at a selling price, which approximates fair value upon the sale of goods or services to customers. The Company maintains an allowance for doubtful accounts to reflect accounts receivable at net realizable value. In judging the adequacy of the allowance for doubtful accounts, the Company considers multiple factors, including historical bad debt experience, the general economic environment, the need for specific client reserves and the aging of the Company’s receivables. A portion of this provision is included in operating expenses as a general and administrative expense and a portion is of this provision is included as a reduction of license revenue A considerable amount of judgment is required in assessing these factors. If the factors utilized in determining the allowance do not reflect future performance, then a change in the allowance for doubtful accounts would be necessary in the period such determination has been made, which would impact future results of operations.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. Deposits with the Company’s bank may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and, therefore, bear minimal risk. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of marketable securities. Marketable securities consist of corporate debt and certificates of deposit. The Company’s investment policy, approved by its Board of Directors, limits the amount the Company may invest in any one type of investment, thereby reducing credit risk concentrations. The Company’s customer base is generally concentrated with a small number of customers. The Company reviews the creditworthiness of its customers prior to product shipment and generally does not require collateral.

Property and equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the related asset’s estimated useful life, generally three to seven years. Equipment is generally depreciated over three to seven years, furniture and fixtures are generally depreciated over seven years, computer software is generally depreciated over three years and leasehold improvements are amortized over the shorter of their estimated useful lives or the remaining terms of the related leases. The asset cost and related accumulated depreciation or amortization are adjusted for asset retirement or disposal with the resulting gain or loss, if any, credited or charged to results of operations.

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

Goodwill

The Company accounts for goodwill in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are reviewed for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. The Company operates as one reporting unit and therefore compares the book value to the market value (market capitalization plus a control premium). If the market value exceeds the book value, goodwill is considered not impaired, and thus the second step of the impairment test is not necessary. If the Company’s book value exceeds the market value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test, used to measure the amount of impairment loss, compares the implied fair value of the goodwill with the book value of the goodwill. If the carrying value of the goodwill exceeds the implied fair value of the goodwill, an impairment loss would be recognized in an amount equal to the excess. Any loss recognized cannot exceed the carrying amount of goodwill. After a goodwill impairment loss is recognized, the adjusted carrying amount of goodwill is its new accounting basis. Subsequent reversal of a previously recognized goodwill impairment loss is prohibited once the measurement of that loss is completed. The Company completed the annual goodwill impairment assessment as of December 31, 2006, in which no impairment was recorded.

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

License fee revenue is derived from the licensing of computer software. Hardware revenue is derived from the sale of system hardware, including peripheral equipment. Maintenance and service revenue is derived from software maintenance and from telephone support, installation, training and consulting services. The Company’s software licenses are generally sold as part of an arrangement that includes maintenance and support and often installation and training services.

The Company licenses software and sells products and services to end-users and also indirectly through original equipment manufacturers, value-added resellers and independent distributors (collectively, “Resellers”). Terms offered by the Company do not generally differ between end users and Resellers. The Company generally offers terms that require payment within 30 to 90 days after product delivery. In rare situations where the Company offers terms that require payment beyond 90 days after product delivery, revenue is deferred until the payment becomes due. The Company does not generally offer rights of return or acceptance clauses to its customers. In rare situations where the Company provides rights of return or acceptance clauses, revenue is deferred until the clause expires. The Company evaluates the credit worthiness of all customers. In circumstances in which the Company does not have experience selling to a customer and lacks adequate credit information to conclude that collection is probable, revenue is deferred until collection is reasonably assured and all other revenue recognition criteria in the arrangement have been met. Provided all other revenue recognition criteria are met, license revenue from Resellers is recognized on a sell-in or sell-through basis depending on the arrangement with the Reseller. The Company recognizes revenue from Resellers on a sell-in basis provided the Reseller i) assumes all risk of the purchase, ii) has the ability and obligation to pay regardless of receiving payment from the end user, and iii) all other revenue recognition criteria are met. The majority of revenue generated through Resellers has been on a sell-in basis.

Additionally:

•                  Software and Hardware — Revenue from license fees and hardware is recognized when shipment of the product has occurred, no significant Company obligations with regard to implementation remain and the Company’s services are not considered essential to the functionality of other elements of the arrangement.

•                  Services — Revenue from maintenance and support arrangements is deferred and recognized ratably over the term of the maintenance and support arrangements. Revenue from training, installation and consulting services is recognized as the services are provided to customers.

•                  Multiple-Element Arrangements — The Company enters into arrangements with customers that include a combination of software products, system hardware, specified upgrades, maintenance and support, or installation and training services. For such arrangements, the Company recognizes revenue using the residual method. The Company allocates the total arrangement fee among the various elements of the arrangement based on the fair value of each of the undelivered elements determined by vendor-specific objective evidence. The fair value of installation and training services and maintenance and support services is established based upon sold separately pricing for the services or stated renewal rate. In software arrangements for which the Company does not have vendor-specific objective evidence of fair value for all elements, revenue is deferred until the earlier of when vendor-specific objective evidence is determined for the undelivered elements (residual method) or when all elements for which the Company does not have vendor-specific objective evidence of fair value have been delivered.

Equity-based compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), which requires the measurement and recognition of compensation expense for all equity-based payment awards made to employees and directors, including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan, based on estimated fair values. SFAS No. 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), for periods beginning in 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS No. 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS No. 123(R).

The Company adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. The Company’s Consolidated Financial Statements as of and for the year ended December 31, 2006 reflect the impact of SFAS No. 123(R). In accordance with the modified prospective transition method, the Company’s Condensed Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). Equity-based compensation expense recognized under SFAS No. 123(R) for the year ended December 31, 2006 was $5.1 million. Equity-based compensation expense of $335,000 was recorded as expense for the year ended December 31, 2005 related to restricted stock awards. There was no equity-based compensation expenses related to employee stock options and employee stock purchases prior to fiscal 2006. Applying SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), on a pro forma basis, equity-based compensation expense was $3.5 million and $2.9 million for the years ended December 31, 2005 and 2004, respectively.

SFAS No. 123(R) requires companies to estimate the fair value of equity-based payment awards on the date of grant using an option-pricing model. The Company uses the Black-Scholes option-pricing model, which requires the input of assumptions, including an estimate of the average period of time employees will retain vested stock options before exercising them, the estimated volatility of the Company’s common stock price over the expected term and the number of options that will ultimately be forfeited before completing vesting requirements. Changes in the assumptions can materially affect the estimate of fair value of equity-based compensation and, consequently, the related expense recognized. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite vesting period. Prior to the adoption of SFAS No. 123(R), the Company accounted for equity-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under SFAS No. 123.

Under the intrinsic value method, no equity-based compensation expense had been recognized related to employee stock options because the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.

Equity-based compensation expense recognized for the year ended December 31, 2006 included compensation expense for equity-based payment awards granted on or prior to December 31, 2005 but not yet vested as of that date. The compensation expense for these awards is based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123, which was in effect on and prior to December 31, 2005. Compensation expense for the equity-based payment awards granted subsequent to December 31, 2005 is based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Because equity-based compensation expense recognized for the year ended December 31, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS No. 123 for the periods prior to January 1, 2006, the Company accounted for forfeitures as they occurred.

The following table illustrates how equity-based compensation was allocated to the income statement as well as the effect on net income and net income per share of all equity-based compensation recognized under SFAS No. 123(R) (in thousands except per share data):

Year Ended December 31, 2006
Cost of revenue	$372
Sales and marketing	1,995
Research and development	840
General and administrative	1,856
Equity-based compensation before income taxes	5,063
Income tax benefit	(1,488)
Total equity-based compensation after income taxes	$3,575

Impact on basic earnings per share	$.27
Impact on diluted earnings per share	$.25

For purposes of calculating the fair value of options under SFAS No. 123(R), the weighted average fair value of options granted during 2006 was $13.58.  For purposes of calculating the fair value of options under SFAS No. 123, the weighted average fair values of options granted during 2005 and 2004 were $10.31 and $8.30, respectively. The weighted average fair values for the options were based on the fair values on the dates of grant. The fair values for the options were calculated using the Black-Scholes option-pricing model with the following weighted-average assumptions and expense was adjusted using the following expected forfeiture rate assumptions:

	For the Year Ended December 31,
	2006	2005	2004
Expected option life	3.78 years	5.00 years	5.00 years
Expected volatility factor	52%	67%	83%
Expected dividend yield	0%	0%	0%
Risk-free interest rate	4.65%	3.84%	3.41%
Expected forfeiture rate	1.12%	0.00%	0.00%

Prior to March 9, 2006, the expected life of stock options was calculated by performing a detailed analysis of all historical stock option information available. On March 9, 2006, the Company began to grant options with a five-year legal life instead of the eight-year legal life that had historically been used. As a result, the Company has elected to use the “simplified” method as described in SAB 107, to estimate the expected life of options granted on and after March 9, 2006. The Company will utilize the simplified method until sufficient historical information becomes available on the five-year legal life options. The expected volatility is calculated based on the historical volatility of the Company’s common stock over the expected option life and other appropriate factors. The decrease in volatility is primarily due to a shorter expected option life, over which the Company’s common stock price was less volatile. The expected dividend yield is based on the Company’s intent not to issue dividends for the foreseeable future. Risk-free interest rates are calculated based on continuously compounded U.S. Treasury risk-free rates for the appropriate term. The expected forfeiture rate is estimated based on historical experience. In the Company’s pro forma information required under SFAS No. 123 for the periods prior to January 1, 2006, the Company accounted for forfeitures as they occurred.

As of December 31, 2006, there was $7.6 million of unrecognized compensation expense related to stock options that is expected to be recognized over a weighted-average period of 2.4 years.

The Company grants nonvested shares of common stock (“restricted stock”) to certain employees under its 1997 Stock Option and Incentive Plan and 2006 Long-Term Incentive Plan. The restricted stock generally vests 25% annually beginning one year after the grant date. The Company records equity-based compensation expense equal to the fair market value of the common stock on the date of grant ratably over the vesting period. Equity-based compensation expense related to restricted stock was $728,000 and $335,000 for the years ended December 31, 2006 and 2005, respectively.

As of December 31, 2006, there was $2.0 million of unrecognized compensation expense related to restricted stock awards that is expected to be recognized over a weighted-average period of 2.6 years.  The aggregate fair value of restricted stock vested was $819,000 for the year ended December 31, 2006. No restricted stock vested during 2005.

Employee Stock Purchase Plan (“ESPP”) compensation expense was $106,000 for the year ended December 31, 2006.  Pro-forma stock compensation expense related to the ESPP was $70,000 and $64,000 for the years ended December 31, 2005 and 2004, respectively.

The fair value of stock compensation expense associated with our ESPP was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	For the Year Ended December 31,
	2006	2005	2004
Expected life of ESPP options	3 months	3 months	3 months
Expected volatility factor	50%	38%	38%
Expected dividend yield	0%	0%	0%
Risk-free interest rate	4.64%	2.89%	1.16%

The following table illustrates the effect on net income and net income per share as if we had applied the fair value recognition provisions of SFAS No. 123 to equity-based compensation during periods prior to January 1, 2006 (in thousands except per share data):

	Year Ended December 31, 2005	Year Ended December 31, 2004
Net income, as reported	$5,801	$296
Add: Equity-based employee compensation expense included in reported net income, net of related tax effects	199	—
Deduct: Total equity-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(2,078)	(2,155)
Pro forma net income	$3,922	$(1,859)

Net income per share - basic:
As reported	$0.47	$0.03
Pro forma	$0.32	$(0.16)

Net income per share - diluted:
As reported	$0.44	$0.02
Pro forma	$0.30	$(0.16)

Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits resulting from the exercise of stock options and settlement of restricted stock awards as operating cash inflows in the consolidated statements of cash flows in accordance with the provisions of the Emerging Issues Task Force (“EITF”) Issue No 00-15, “Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option.” SFAS No. 123(R) requires the benefits of tax deductions in excess of the compensation cost recognized for those options and stock awards to be classified as financing cash inflows rather than operating cash inflows on a prospective basis. This amount is shown as “Excess tax benefit from stock transactions” on the Condensed Consolidated Statement of Cash Flows.

The Company’s adoption of SFAS No. 123(R) using the modified prospective application required the Company to determine the amount of eligible windfall tax benefits (the pool of windfall tax benefits) that are available on the adoption date to offset future shortfalls. The Company has elected to calculate their historical pool of windfall tax benefits (i.e., the amount that would have accumulated as of the adoption date of SFAS No. 123(R)) using the alternative (“short-cut”) method, as provided in FSP No. FAS 123(R)-3, and the “tax law ordering approach” to determine when the historic tax benefits are realized (tax benefits realized based on provisions in the tax law that identify the sequence in which stock option deductions are utilized for tax purposes). Subsequent to the adoption of SFAS No. 123(R), the Company will continue to track the balance of the pool of windfall tax benefits based on windfalls or shortfalls incurred after the adoption date.

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

The computations for basic and diluted net income per share are as follows (in thousands, except per share amounts):

	For the Year Ended December 31,
	2006	2005	2004

Numerator:
Net income	$6,583	$5,801	$296

Denominator:
Denominator for weighted average common shares outstanding — basic	13,463	12,379	11,632

Dilution associated with common stock warrants	—	—	5

Dilution associated with the company’sstock based compensation plans	779	905	898

Dilution associated with contingent stock consideration relating to acquisition of HInnovation, Inc. (see note 3)	17	—	—

Denominator:
Denominator for weighted average common shares outstanding — diluted	14,259	13,284	12,535

Net income per share — basic	$0.49	$0.47	$0.03
Net income per share — diluted	$0.46	$0.44	$0.02

Antidilutive stock options and restricted stockawards excluded from above calculation	379	230	545

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

New accounting pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides related guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. FIN 48 is effective for the Company beginning January 1, 2007. The Company is currently evaluating the impact of FIN 48 and does not expect a significant or material impact from its adoption.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting standards that require or permit fair value measurements. Accordingly, it does not require any new fair value measurement. SFAS No. 157 will be effective for the Company on January 1, 2008. The Company is currently evaluating the impact the adoption of SFAS No. 157 will have on its financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 will be effective for the Company on January 1, 2008. The Company is currently evaluating the impact the adoption of SFAS No.

159 will have on its financial position and results of operations.

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

The total purchase price of the HInnovation acquisition was approximately $12.6 million. The Company acquired all of the outstanding common stock of HInnovation in exchange for $5.8 million in cash paid and 376,262 newly issued shares of common stock issued to the stockholders of HInnovation. The common stock was valued at $6.1 million for accounting purposes. The Company’s stock was valued at $16.2375 per share, which was equal to the average of the closing sale prices of one share of the Company’s stock as reported on the Nasdaq National Market (now known as the Nasdaq Global Market) for the two consecutive trading days occurring before the first public announcement of the signing of the Acquisition Agreement and the two consecutive trading days occurring immediately after such public announcement date. The Company incurred $360,000 in direct costs of the acquisition and assumed $382,000 of liabilities. The Company did not assume any stock options or warrants.

The Company had a contingent consideration agreement related to its acquisition of HInnovation in February 2004. The maximum potential contingent consideration was initially $6.0 million with three different contingent consideration criteria.  Two of the contingent consideration criteria, based upon achieving revenue targets for the HInnovation products by March 2005 and licensing products using patents held by HInnovation by February 2006, were not met and expired.  The third contingent consideration criteria, based on the commercial launch of certain Vitrea® software capabilities within the ViTALConnect® software platform, which is the successor to HInnovation’s platform application known as “Iconnection,” were met on August 30, 2006.  As a result, the Company paid to the former shareholders of HInnovation contingent stock consideration consisting of 106,398 shares of the Company’s common stock, which, per the Acquisition Agreement, was determined by dividing $3.0 million by the average closing price of the Company’s common stock on the ten consecutive trading days ended on August 29, 2006, which is the day immediately prior to August 30, 2006.  The common stock was valued at $3.1 million for accounting purposes, which was based on the average of the closing sale prices of the Company’s common stock for several consecutive trading days occurring immediately before and immediately after August 30, 2006. The contingent payments resulted in a $3.1 million increase in goodwill.  The Acquisition Agreement provides for no additional consideration to be paid to the former HInnovation shareholders.

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

At the time of acquisition, HInnovation had development projects in process, including the collaboration module of its Web-based product (the “Collaboration Module Project”). The Collaboration Module Project involves the design and development of innovative features for Web-based consultation meetings with interactive and synchronized viewing of full-quality images, annotation and mouse movement. The Collaboration Module Project includes significant and innovative advancements to the HInnovation software platform in the areas of network synchronization of high quality images and user privilege management for online collaboration. The design, verification and other processes involved in the Collaboration Module Project require tools and skills that are new to HInnovation. The appraisal referenced above estimated that $1.0 million of the purchase price represents the fair value of purchased IPR&D related to the Collaboration Module Project that has not yet reached technological feasibility and has no alternative future uses. This amount was expensed as a non-recurring, non-tax-deductible charge upon consummation of the acquisition.

The appraisal firm applied the income valuation approach to assist the Company in determining the estimated fair value of the purchased IPR&D. These estimates were based on the following assumptions:

•                  The estimated revenue was based upon HInnovation’s estimate of revenue growth over the next seven years from the revenue growth of primarily the Collaboration Module Project.

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

The first phase of the Collaboration Module Project was released in the third quarter of 2004. The first phase provided basic collaboration between users, allowing one user to present to another user. The second phase of the Collaboration Module Project provided two-way collaboration between users, allowing both users to interact with the data, and was released in the third quarter of 2005.

The total initial purchase price is as follows (in thousands, except share amounts):

Fair value of common stock issued (376,262 shares)	$6,109
Cash paid to HInnovation shareholders	5,753
Direct acquisition costs	360
Liabilities assumed	382
$12,604

The allocation of the total purchase price is as follows (in thousands):

Existing software technology, subject to amortization - 5 year life	$3,400
Patent and patent applications, subject to amortization - 7 year life	3,000
Non-compete/employment agreements, subject to amortization - 3 year life	500
Goodwill	6,053
In-process research and development costs	1,000
Deferred tax liabilities, net	(1,405)
Fair value of assets acquired	51
Fair value of cash acquired	5
$12,604

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

The following unaudited pro forma condensed consolidated income statements have been prepared as if the acquisition of HInnovation had occurred as of the beginning of the periods presented. Pro forma adjustments relate to amortization of identified intangible assets, acquired IPR&D and income taxes. The unaudited pro forma condensed consolidated results of operations are for comparative purposes only and are not necessarily indicative of results that would have occurred had the acquisition occurred as of the beginning of the periods presented, nor are they necessarily indicative of future results.

For the Year Ended December 31, 2004 (in thousands, except per share amount)
Revenue	$36,150
Net income	1,173
Net income per share - diluted	$0.09

4.              Financial statement components

Allowance for doubtful accounts

The allowance for doubtful accounts activity was as follows (in thousands):

	For the Year Ended December 31,
	2006	2005	2004
Beginning balance	$320	$767	$235
Provision	25	(159)	627
Write-offs	(87)	(288)	(95)
Recoveries	8	—	—
Ending balance	$266	$320	$767

Property and equipment, net

The components of property and equipment were as follows (in thousands):

	December 31,
	2006	2005
Equipment	$11,207	$7,496
Furniture and fixtures	3,042	2,173
Computer software	2,291	1,105
Leasehold improvements	2,300	1,312
Total property and equipment	18,840	12,086
Less accumulated depreciation and amortization	(9,598)	(6,725)
Property and equipment, net	$9,242	$5,361

Depreciation and amortization expense was $2.9 million, $2.1 million and $1.6 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Licensed technology, net

In July 2001, the Company entered into an agreement to license technology from a third party. The Company paid an aggregate of $750,000 to the licensor in 2001. The Company recorded this $750,000 purchase as licensed technology and is amortizing it over the estimated useful life of the technology of 75 months. This amortization expense is reported as cost of revenue for license fees. As part of this agreement, the Company is also obligated to pay the licensor royalties on the sales of certain products as defined in the agreement. During 2006, 2005 and 2004, $1.8 million, $1.4 million and $1.0 million, respectively, of such royalties were incurred and were reported as cost of revenue for license fees.

The components of licensed technology were as follows (in thousands):

	December 31,
	2006	2005
Licensed technology	$750	$750
Less accumulated amortization	(660)	(540)
Licensed technology, net	$90	$210

Amortization expense was $120,000 for each of the years ended December 31, 2006, 2005 and 2004.

Other intangible assets, net

Acquired intangible assets subject to amortization were as follows (in thousands):

	December 31, 2006			December 31, 2005
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Existing software technology	$3,400	$(1,966)	$1,434	$3,400	$(1,282)	$2,118
Patents and patent applications	3,000	(1,242)	1,758	3,000	(810)	2,190
Non-compete/employment agreements	500	(483)	17	500	(315)	185
Total intangible assets subject to amortization	$6,900	$(3,691)	$3,209	$6,900	$(2,407)	$4,493

Intangible assets subject to amortization are amortized on a straight-line basis over the estimated period of benefit. Amortization expense was $1.3 million, $1.3 million and $1.1 million for the years ended December 31, 2006, 2005 and 2004, respectively.  The estimated future annual amortization expense for identified intangible assets is as follows (in thousands):

2007	$1,133
2008	1,116
2009	498
2010	432
2011	30
$3,209

The preceding expected amortization expense is an estimate. Actual amortization expense may differ from estimates due to additional intangible asset acquisitions, impairment of intangible assets, accelerated amortization of intangible assets, and other events.

Goodwill

The changes in the carrying amount of goodwill for the year ended December 31, 2006 are as follows (in thousands):

Balance as of December 31, 2005	$6,053
Contingent consideration earned (see note 3)	3,084
Reversal of tax valuation allowance relating to HInnovation	(48)
Balance as of December 31, 2006	$9,089

Deferred revenue

The components of deferred revenue were as follows (in thousands):

	December 31,
	2006	2005
Maintenance and support	$10,750	$7,137
Training	4,272	3,529
Installation	476	224
Software	409	592
Hardware and other	398	394
Total deferred revenue	16,305	11,876
Less current portion	(15,131)	(11,231)
Long-term portion of deferred revenue	$1,174	$645

5.              Commitments and contingencies

Operating lease commitments

The Company rents office space and certain office equipment under operating leases. In addition to minimum lease payments, the office leases require payment of a proportionate share of real estate taxes and building operating expenses. Total rent expense, including an allocation of the lessor’s operating costs, was $1.2 million, $635,000 and $715,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

In March 2004, the Company signed a non-cancelable operating lease for a new office facility in Minnetonka, Minnesota. The new lease term started in February 2005 and expires in January 2012. The Company moved into the Minnetonka location and moved out of its Plymouth, Minnesota location in February 2005. The Company’s office lease in Plymouth expired on July 31, 2005 with the exception of a small portion of the space that was under lease until May 31, 2006. Under the terms of the new lease, the Minnetonka lessor paid the monthly base rent payments and taxes and operating cost rent obligation payments for the Company’s former office facility in Plymouth beginning February 2005.

The Company recorded deferred rent of $1.6 million in the first quarter of 2005 relating to estimated payments by the Minnetonka lessor for the benefit of the Company. Such payments are considered lease incentives under FASB Technical Bulletin (“FTB”) 88-1, “Issues Relating to Accounting for Leases,” and are amortized as a reduction of rent expense over the term of the Minnetonka lease. Payments by the Minnetonka lessor for the benefit of the Company consisted of the following:

•                  $405,000 relating to lease payments made by the Minnetonka lessor to the Plymouth lessor; under FTB 88-1, such payments were recorded as a lease loss by the Company in the first quarter of 2005. Additionally, the Company recorded $88,000 of other costs relating to the Plymouth lease, resulting in a total loss on operating lease of $493,000.

•                  $205,000 relating to moving costs reimbursed to the Company by the Minnetonka lessor; moving costs were expensed as incurred during the first quarter of 2005.

•                  $975,000 relating to leasehold improvements paid for by the Minnetonka lessor; under FTB 88-1, such leasehold improvements were recorded as an asset by the Company and amortized over the shorter of their estimated useful lives or the remaining terms of the related leases.

During the year ended December 31, 2006, the Company expanded its Minnetonka headquarters and received leasehold improvements paid for by the Minnetonka lessor of $561,000. Such leasehold improvements were recorded as an asset by the Company and amortized over the shorter of their estimated useful lives or the remaining terms of the related leases with a corresponding amount recorded as deferred rent and amortized as a reduction of rent expense over the term of the Minnetonka lease.

The deferred rent balance was $1.8 million ($313,000 was classified as current) and $1.4 million ($187,000 was classified as current) as of December 31, 2006 and 2005, respectively.

The minimum lease payments, excluding estimated taxes and operating cost rent obligations, are approximately (in thousands):

2007	$1,010
2008	902
2009	869
2010	888
2011	907
2012	76
Total	$4,652

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

The Applicable Minimums for the quarters ended September 30, 2005, December 31, 2005 and March 31, 2006 were $414,000 per quarter. Beginning in the quarter ended June 30, 2006 and for each subsequent quarter thereafter, the Applicable Minimum will be equal to the immediately preceding quarter unless the Applicable Minimum for the immediately preceding quarter was not met, at which time the Applicable Minimum will be reduced to the lower of:

i.      the Applicable Minimum of the preceding quarter multiplied by the percent by which the product sales generated in the preceding quarter fell below that quarter’s Applicable Minimum, up to a maximum decline of twenty-three percent (23%); or

ii.   two times the product sales generated by R2 during the preceding quarter through all other sales, marketing and distribution channels, excluding product sales generated under the agreement.

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

The Applicable Minimum for the quarter ended June 30, 2006 was not met by approximately $255,000.  As a result, the Company recorded a $167,000 expense to sales and marketing expense in the quarter ended June 30, 2006 to cover actual losses through June 30, 2006. The $167,000 expense was based on the second quarter of 2006 shortfall of $255,000 offset by $88,000 of deferred commission fees on sales as of June 30, 2006.  Additionally, based on information available to the Company, R2 had not generated any R2 Lung CAD Product sales during the quarter ended June 30, 2006 through any other sales, marketing and distribution channels, other than sales generated from customers under this agreement.  As a result, the Applicable Minimum for the quarter ended September 30, 2006 was $0.  The Applicable Minimum will be adjusted only if at any time during the remainder of the agreement R2 Lung CAD Product sales for a quarter exceeds $414,000, as described above.  R2 Lung CAD Product sales for the quarter ended September 30, 2006 were approximately $135,000; as a result, the Applicable Minimum for the quarter ended December 31, 2006 was $0. R2 Lung CAD Product sales for the quarter ended December 31, 2006 were approximately $203,000; as a result, the Applicable Minimum for the quarter ending March 31, 2007 is $0.

The Applicable Minimum for the quarter ended December 31, 2005 was not met by approximately $314,000 and, based on the then current estimates utilizing all information available, management believed it was probable that the estimated Applicable Minimum would not be met for the quarter ended March 31, 2006. Additionally, management estimated that the Applicable Minimum would be $0 after March 31, 2006 because, based on information available to the Company, R2 had not generated any R2 Lung CAD Product sales through any other sales, marketing and distribution channels, other than R2 Lung CAD Product sales generated from customers under this agreement. As a result, the Company recorded a $410,000 expense to sales and marketing expense in the quarter ended December 31, 2005 relating to this agreement to cover estimated losses through March 31, 2006. The $410,000 expense was based on the fourth quarter of 2005 shortfall of $314,000 and first quarter of 2006 Applicable Minimum of $414,000 offset by estimated forecasted sales of $140,000, deferred commission fees on sales as of December 31, 2005 of $142,000 and estimated deferred commission fee on forecasted sales of $36,000.  The Applicable Minimum for the quarter ended March 31, 2006 was met. Based on the then current estimates utilizing all information available, management believed that it was probable that the estimated Applicable Minimum would be met for the quarter ended June 30,

2006, and there was no indication as of March 31, 2006 that the estimated aggregate Applicable Minimums for subsequent quarters under the agreement would not be met.  As a result, during the quarter ended March 31, 2006, the Company reversed $236,000 of the $410,000 expense recorded to sales and marketing expense recorded in the fourth quarter of 2005.  The remaining expense of $174,000 was based on the fourth quarter of 2005 shortfall of $314,000 offset by the $140,000 of deferred commission fees on sales as of December 31, 2005.

The estimated future aggregate Applicable Minimums is a highly subjective determination, and actual results and any changes to estimates could have an adverse impact on the Company’s financial position and results of operations.  The Company may not generate sufficient sales to meet the minimum contractual commitment for any particular quarter, and thus it may have to pay cash to R2 for the deficit.  As of December 31, 2006, the remaining potential aggregate Applicable Minimums ranged from a minimum of $0 to a maximum of approximately $2.1 million.  If the Company foresees that it will not be able to attain the minimum contractual commitment on a continued basis, it may have to take a charge to earnings, which could be up to the amount of the maximum remaining total commitment.  Any future losses would be recorded under SFAS No. 5, “Accounting for Contingencies,” which requires the amount to be probable and estimable.

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

Public offering of common stock

During the fourth quarter of 2006, the Company completed a public offering of 3.4 million shares of common stock at $31.00 per share for total gross proceeds of $104.0 million.  After deducting offering costs of $6.3 million, the Company received net proceeds of $97.7 million.

Stock option plans

In May 1997, Bio-Vascular, Inc., which is now known as Synovis Life Technologies, Inc., as the sole shareholder of the Company, approved and adopted the Vital Images, Inc. 1997 Stock Option and Incentive Plan (the “Stock Option Plan”), which became effective on the Distribution Date. Under the terms of the Stock Option Plan, the Board of Directors or a committee of the Board may grant options and other equity-based awards to key employees to purchase shares of the Company’s common stock at an option exercise price equal to or greater than 85% of the fair market value on the date of grant. The options are exercisable at such times, in installments or otherwise, as the Board of Directors or a committee of the Board may determine. Generally, these options have a term of five or eight years and are exercisable as to 28% of the total grant one year after the date of grant and 2% per month thereafter. The total number of shares of common stock that may be issued or awarded under the Stock Option Plan is 4,100,000 shares. As of December 31, 2006, there were 395,005 shares available for grant under the Stock Option Plan.

Also in May 1997, Bio-Vascular, as the sole shareholder of the Company, approved and adopted the Vital Images, Inc. 1997 Director Stock Option Plan (the “Director Plan”), which became effective on the Distribution Date. The Director Plan provides non-employee directors with automatic grants of stock options and allows the Board of Directors to make additional discretionary option grants to any or all directors. Options that are granted under the Director Plan are granted with an option price equal to the fair market value on the date of grant, have a term of five or eight years, are non-qualified options and become exercisable in three equal annual installments beginning on the first occurring December 31 after the date of grant. The total number of shares of common stock that may be issued or awarded under the Director Plan is 500,000 shares. As of December 31, 2006, there were 135,000 shares available for grant under the Director Plan.

On May 4, 2006, the shareholders of the Company approved the Vital Images, Inc. 2006 Long-Term Incentive Plan (the “2006 Plan”). The 2006 Plan provides that the total number of shares of the Company’s common stock that may be subject to options, restricted stock awards and other equity awards granted under the 2006 Plan shall not exceed 900,000 shares. The 2006 Plan provides the Board of Directors or a committee of the Board the authority to grant incentive stock options qualified as such under Section 422 of the Internal Revenue Code of 1986 and nonqualified stock options, awards of restricted stock, stock appreciation rights, other equity-based awards, cash-based awards or any combination of such awards subject to the terms of the 2006 Plan. As of December 31, 2006, there were 900,000 shares available for the grant of awards under the 2006 Plan.

The following table summarizes stock option activity for 2006, 2005 and 2004:

	Shares Underlying Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)

Total outstanding as of December 31, 2003	2,440,972	$7.05

Options granted	514,100	$12.29
Options exercised	(456,380)	$4.32
Options cancelled	(172,017)	$9.80

Total outstanding as of December 31, 2004	2,326,675	$8.54

Options granted	509,315	$17.60
Options exercised	(711,288)	$6.33
Options cancelled	(127,427)	$11.45

Total outstanding as of December 31, 2005	1,997,275	$11.45

Options granted	383,300	$31.15
Options exercised	(564,286)	$9.17
Options cancelled	(19,110)	$23.33

Total outstanding as of December 31, 2006	1,797,179	$16.24	4.54	$33,359

Options exercisable as of:
December 31, 2004	1,409,650	$6.74
December 31, 2005	1,185,463	$9.03
December 31, 2006	1,064,923	$11.39	4.02	$24,927

Various price ranges and weighted average information for options outstanding and exercisable as of December 31, 2006 are as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$4.09 - $5.70	116,750	1.63	$4.93	116,750	$4.93
$5.75 - $7.25	267,815	3.18	$7.23	267,635	$7.23
$7.34 - $9.94	239,659	3.21	$8.82	229,463	$8.79
$9.95 - $15.40	314,835	5.42	$13.13	158,158	$12.94
$15.50 - $16.98	228,430	5.87	$16.64	131,005	$16.72
$17.75 - $19.64	246,300	6.25	$19.33	135,604	$19.30
$19.80 - $32.14	327,390	4.44	$30.44	20,308	$26.66
$32.46 - $35.00	56,000	5.54	$33.86	6,000	$35.00
	1,797,179	4.54	$16.24	1,064,923	$11.39

The aggregate intrinsic value of options (the amount by which the market price of the stock on the date of exercise exceeded the exercise price of the option) exercised during the years ended December 31, 2006, 2005 and 2004 was $12.8 million, $9.0 million and $4.3 million, respectively. Cash received from the exercise of stock options for the years ended December 31, 2006, 2005 and 2004 was $5.2 million, $4.5 million and $2.0 million, respectively. The total tax benefit realized for the tax deductions from options exercised for the years ended December 31, 2006, 2005 and 2004 was $4.4 million, $3.4 million and $1.4 million, respectively.

Restricted stock

The Company grants nonvested shares of common stock (“restricted stock”) to certain employees under the Stock Option Plan. The restricted stock generally vests 25% annually beginning one year after the grant date.  The following table summarizes the restricted stock activity for the year ended December 31, 2006 and 2005:

	Restricted Shares	Weighted-Average Grant Date Fair Value Per Share
Total outstanding as of December 31, 2004	—
Shares granted	119,245	$17.54
Shares vested	—
Shares forfeited/cancelled	(3,777)	$15.99
Total outstanding as of December 31, 2005	114,770	$17.61
Shares granted	33,910	$31.76
Shares vested	(29,226)	$17.51
Shares forfeited/cancelled	(3,777)	$21.44
Total outstanding as of December 31, 2006	115,677	$21.65

The total tax benefit realized for the tax deductions from restricted stock vested during the year ended December 31, 2006 was $315,000.

Employee stock purchase plan

The 1997 Employee Stock Purchase Plan (the “ESPP”) was approved and adopted by Bio-Vascular, as the sole shareholder of the Company, in May 1997. The ESPP, which became effective on July 1, 1997, enables eligible employees to purchase the Company’s common stock at a price equal to 85% of the fair market value of the stock on the date an offering period commences or on the date an offering period terminates, whichever is lower. Under the ESPP, an aggregate of up to 250,000 shares of common stock can be issued and sold to participating employees of the Company through a series of three-month offering periods, beginning July 1, 1997. The ESPP covers substantially all employees, subject to certain limitations. Each employee may elect to have up to 10% of his or her base pay withheld and applied toward the purchase of shares in each such offering period.   As of December 31, 2006, there were 52,451 shares of common stock reserved for future purchases under the ESPP.

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

7.     Income taxes

The components of income before income taxes were as follows (in thousands):

	For the Year Ended December 31,
	2006	2005	2004
Income before income taxes:
U.S.	$9,951	$8,571	$1,027
International	322	61	(144)
	10,273	8,632	883

The income tax provision included the following components (in thousands):

	For the Year Ended December 31,
	2006	2005	2004
Current income taxes:
Federal	$91	$48	$25
State	48	36	5
Foreign	79	—	—
	218	84	30
Deferred income taxes:
Federal	3,181	2,613	513
State	218	159	44
Foreign	73	(25)	—
	3,472	2,747	557
Provision for income taxes	$3,690	$2,831	$587

A reconciliation of the Company’s income tax provision computed using the federal statutory rate to the tax provision reported in the Company’s statements of operations is as follows (in thousands):

	For the Year Ended December 31,
	2006	2005	2004

Tax provision computed at the federal statutory rate	$3,493	$2,935	$300
State taxes, net of federal benefit	378	299	94
Increase (decrease) in tax from:
Stock-based compensation	334	—	—
Research and development tax credits	(562)	(362)	(319)
Business meals and entertainment	75	41	46
Extraterritorial income exclusion	(38)	(27)	—
Foreign tax rate differential	(5)	(5)	—
Acquired in-process research and development	—	—	340
Change in state tax rate	—	(104)	(54)
Change in valuation allowance	(25)	47	226
Other, net	40	7	(46)
Provision for income taxes	$3,690	$2,831	$587

The significant components of the Company’s tax-effected net deferred tax assets were as follows (in thousands):

	December 31,
	2006	2005
Current:
Accrued expenses and allowances	$465	$555
Stock-based compensation	1,196	162
Total current	$1,661	$717

Noncurrent:
Net operating loss carryforwards	$6,218	$7,760
Research and development tax credit carryforwards	2,896	2,365
Depreciation and amortization	633	516
Deferred revenue	428	235
Identified intangible assets	(1,172)	(1,641)
Other, net	151	3
Net deferred tax assets before valuation allowance	9,154	9,238
Less valuation allowance	(185)	(289)
Total noncurrent	$8,969	$8,949

Net operating loss carryforwards and other tax credit carryforwards as of December 31, 2006

The Company had federal tax loss carryforwards of approximately $17.7 million, representing a $6.0 million deferred tax asset as of December 31, 2006. Of the total federal tax loss carryforward, $10.0 million was generated through the exercise of stock options. The federal tax loss carryforwards will expire in 2010 through 2023 if not utilized. The Company estimates that it is more likely than not that this deferred tax asset will be realized prior to expiration.

The Company had state tax loss carryforwards of approximately $3.7 million, representing a $211,000 deferred tax asset as of December 31, 2006. The state tax loss carryforwards will expire at various dates through 2023 if not utilized. The Company had a $22,000 valuation allowance related to this deferred tax asset as of December 31, 2006 due to the uncertainty in realization prior to expiration.

The Company had other federal and state tax credits and carryforwards of approximately $2.9 million, representing a $2.7 million deferred tax asset as of December 31, 2006. The federal and state credits and carryforwards will expire in 2007 through 2025 if not utilized. The Company had a $163,000 valuation allowance related to this deferred tax asset as of December 31, 2006 due to the uncertainty in realization prior to expiration.

During the year ended December 31, 2006, the Company reversed $25,000 of the valuation allowance relating to state tax loss carryforwards as it was more likely than not that the deferred tax asset would be realized prior to expiration.  During the year ended December 31, 2006, the Company wrote-off $79,000 to the valuation allowance related to research and development tax credits that had expired prior to realization.

Activity during the year ended December 31, 2006

The Company’s methodology for determining the realizability of its deferred tax assets involves estimates of future taxable income from its core business, the estimated impact of future tax deductions from the exercise of stock options outstanding as of December 31, 2006, and the expiration dates and amounts of net operating loss carryforwards and other tax credits. These estimates are projected through the life of the related deferred tax assets based on assumptions which management believes to be reasonable and consistent with current operating results.

Although the Company had cumulative pre-tax income for financial reporting purposes for the three years ended December 31, 2006, the Company did not pay any significant income taxes over that period due to tax deductions from the exercise of stock options as well as its utilization of net operating losses. In assessing the realizability of its deferred tax assets as of December 31, 2006, the Company considered evidence regarding its ability to generate sufficient future taxable income to realize its deferred tax assets. The primary evidence considered included the cumulative pre-tax income for financial reporting purposes for the past three years; the estimated impact of future tax deductions from the exercise of stock options outstanding as of December 31, 2006; and the estimated future taxable income based on historical operating results.

After giving consideration to these factors, the Company concluded that it was more likely than not that the tax loss carryforwards will be realized prior to expiration and that other tax credits that expire prior to 2010 will not be utilized due to the estimated future tax deductions from the exercise of stock options outstanding as of December 31, 2006 as well as utilization of tax loss carryforwards. The Company had a valuation allowance of $185,000 as of December 31, 2006 relating to net operating losses and tax credits that expire prior to 2010.

The Company also concluded that it was more likely than not that the net deferred tax assets of $10.6 million as of December 31, 2006 and the estimated future tax deductions from the exercise of stock options outstanding as of December 31, 2006 would be utilized prior to expiring. Based on this conclusion, the Company would require approximately $53.6 million in cumulative future taxable income to be generated at various times over the next 20 years to realize the related net deferred tax assets of $10.6 million as of December 31, 2006 as well as the estimated future tax deductions from the exercise of stock options outstanding and in-the-money as of December 31, 2006.

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

Activity during the year ended December 31, 2005

The Company concluded that it was more likely than not that tax loss carryforwards that expire in 2006 and other tax credits that expire prior to 2010 would not be utilized due to the estimated future tax deductions from the exercise of stock options outstanding as of December 31, 2005. As a result, the Company recorded a valuation allowance of $47,000 for the year ended December 31, 2005 relating to state tax loss carryforwards due to the uncertainty in realization prior to expiration.

Activity during the year ended December 31, 2004

The Company concluded that it was more likely than not that tax loss carryforwards that expire in 2005 and other tax credits that expire prior to 2010 would not be utilized due to the estimated future tax deductions from the exercise of stock options outstanding as of December 31, 2004. As a result, the Company recorded a valuation allowance of $183,000 for the year ended December 31, 2004. The Company also recorded a valuation allowance of $43,000 relating to 2004 foreign net operating losses that are subject to uncertainty regarding utilization.

Net operating loss carryforward limitations

Under Section 382 of the Internal Revenue Code of 1986, certain stock transactions which significantly change ownership, including the sale of stock and the granting of options to purchase stock, could limit the amount of net operating loss carryforwards that may be utilized on an annual basis to offset taxable income in future periods. Management does not believe there have been any past changes in ownership, as defined by Section 382, which could materially impact the Company’s ability to utilize loss carryforwards.

8.              Employee benefit plan

The Company maintains the Vital Images, Inc. Salary Savings Plan (the “Plan”), which is intended to qualify under Section 401(k) of the Internal Revenue Code, as amended. The Plan covers substantially all employees. Each employee may elect to contribute to the Plan through payroll deductions up to 100% of his or her salary, subject to certain limitations. At the discretion of the Board of Directors, the Company may make matching contributions equal to a percentage of the salary reduction contributions or other discretionary amounts. The Company paid $214,000, $103,000 and $44,000 in matching contributions in 2006, 2005 and 2004, respectively.

9.              Major customers and geographic data

Customers accounting for more than 10% of the Company’s total revenue are as follows (in thousands):

	For the Year Ended December 31,
	2006	2005	2004

Toshiba Medical Systems Corporation	$28,879	$24,307	$18,130
Percentage of total revenue	41%	47%	50%

McKesson Corporation	$7,314	$3,800	$744
Percentage of total revenue	10%	7%	2%

As of December 31, 2006 and 2005, Toshiba Medical Systems Corporation accounted for 41% and 36% of accounts receivable, respectively. As of December 31, 2006 and 2005, McKesson Corporation accounted for 14% and 7% of accounts receivable, respectively.

All significant long-lived assets of the Company are located in the United States.

Export revenue accounted for 15%, 16% and 17% of total revenue for the years ended December 31, 2006, 2005 and 2004, respectively. Substantially all of the Company’s export sales are negotiated, invoiced and paid in U.S. dollars.

Sales by geographic area are summarized as follows (in thousands):

	For the Year Ended December 31,
	2006	2005	2004

United States	$59,640	$43,552	$30,032
Europe	5,713	4,461	3,692
Asia-Pacific	2,520	2,277	1,320
Other foreign countries	2,639	1,427	1,078
	$70,512	$51,717	$36,122

10. Selected quarterly financial data (unaudited)

The following summarized unaudited quarterly financial data has been prepared using the financial statements of the Company (in thousands, except per share data):

	First Quarter		Second Quarter	Third Quarter	Fourth Quarter

2006
Total revenue	$15,796		$16,913	$17,781	$20,022
Gross profit	$12,592		$13,414	$14,311	$15,984
Net income	$1,427		$1,247	$1,624	$2,284
Earnings per share — basic (2)	$0.11		$0.09	$0.12	$0.15
Earnings per share — diluted (2)	$0.10		$0.09	$0.12	$0.15

2005
Total revenue	$11,325		$11,948	$13,160	$15,284
Gross profit	$8,653		$8,918	$10,264	$12,322
Net income	$1,023	(1)	$734	$1,621	$2,421
Earnings per share — basic (2)	$0.08		$0.06	$0.13	$0.19
Earnings per share — diluted (2)	$0.08		$0.06	$0.12	$0.18

(1)          Includes a loss on operating lease of $493 related to the Company’s facility move in the first quarter of 2005.

(2)          The sum of the quarterly earnings per share may not equal the annual earnings per share due to changes in average shares outstanding.

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

10.9

Form of Change in Control Agreement between Vital Images, Inc. and Steven P. Canakes and Jay D. Miller, incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.*

Item No.	Description

10.10

Employment Agreement dated September 8, 2005 by and between Vital Images, Inc. and Dr. Susan A. Wood, incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K dated September 12, 2005.*

10.11

Change in Control Agreement dated September 8, 2005 by and between Vital Images, Inc. and Dr. Susan A. Wood, incorporated by reference to Exhibit 99.5 to the Company’s Current Report on Form 8-K dated September 12, 2005.*

10.12

Employment Agreement dated September 8, 2005 by and between Vital Images, Inc. and Philip I. Smith, incorporated by reference to Exhibit 99.6 to the Company’s Current Report on Form 8-K dated September 12, 2005.*

10.13

Employment Agreement dated September 8, 2005 by and between Vital Images, Inc. and Steven P. Canakes, incorporated by reference to Exhibit 99.7 to the Company’s Current Report on Form 8-K dated September 12, 2005.*

10.14

Employment Agreement dated May 16, 2005 by and between Vital Images, Inc. and Michael H. Carrel, incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated May 19, 2005.*

10.15

Change in Control Agreement dated May 16, 2005, by and between Vital Images, Inc. and Michael H. Carrel, incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K dated May 19, 2005.*

10.16

Agreement dated February 16, 2006 by and between Vital Images, Inc. and Dr. Vincent Argiro, incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated February 16, 2006.*

10.17

Employment Agreement dated October 24, 2005 by and between Vital Images, Inc. and Jeremy A. Abbs, incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (“2005 Annual Report”).

10.18	Form of Change in Control Agreement between Vital Images, Inc. and Philip I. Smith and Jeremy A. Abbs, incorporated by reference to Exhibit 10.22 to the Company’s 2005 Annual Report.

10.19	2006 Long Term Incentive Plan.

21.1	Subsidiaries of Registrant, filed herewith.

23.1	Consent of PricewaterhouseCoopers LLP, filed herewith.

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

*                 Indicates a management contract or compensatory plan or arrangement.

**          Portions of such exhibit are treated as confidential pursuant to a request for that confidential treatment filed with the Commission by Vital Images.