Form 10-Q
period 2007-03-31
VITAL IMAGES INC
filed 2007-05-10
CIK 912888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Yes   ☐   No   ☒

On May 7, 2007, there were 17,067,788 shares of the Registrant’s common stock, par value $.01 per share, outstanding.

Vital Images, Inc.
Form 10-Q
March 31, 2007

Part I. Financial Information

Item 1. Financial Statements

Vital Images, Inc.
Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)
(Unaudited)

	March 31,	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$148,708	$144,382
Marketable securities	19,782	20,821
Accounts receivable, net	20,479	19,589
Deferred income taxes	1,661	1,661
Prepaid expenses and other current assets	2,072	1,928
Total current assets	192,702	188,381
Marketable securities	750	750
Property and equipment, net	9,994	9,242
Deferred income taxes	8,771	8,969
Licensed technology, net	60	90
Other intangible assets, net	2,913	3,209
Goodwill	9,089	9,089
Total assets	$224,279	$219,730

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,756	$3,830
Accrued compensation	3,087	3,977
Accrued royalties	1,210	1,158
Other current liabilities	1,938	2,083
Deferred revenue	15,918	15,131
Total current liabilities	24,909	26,179
Deferred revenue	1,262	1,174
Deferred rent	1,558	1,475
Total liabilities	27,729	28,828

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock: $0.01 par value; 5,000 shares authorized; none issued or outstanding	—	—
Common stock: $0.01 par value; 20,000 shares authorized; 17,040 issued and outstanding as of March 31, 2007; and 16,908 shares issued and outstanding as of December 31, 2006	170	169
Additional paid-in capital	192,947	189,669
Retained earnings	3,425	1,053
Accumulated other comprehensive income	8	11
Total stockholders’ equity	196,550	190,902
Total liabilities and stockholders’ equity	$224,279	$219,730

The accompanying notes are an integral part of the condensed consolidated financial statements.

Vital Images, Inc.
Condensed Consolidated Income Statements

(In thousands, except per share amounts)
(Unaudited)

	For the three months ended
	March 31,
	2007	2006

Revenue:
License fees	$13,470	$11,017
Maintenance and services	7,049	4,465
Hardware	306	314
Total revenue	20,825	15,796

Cost of revenue:
License fees	1,605	1,243
Maintenance and services	2,523	1,745
Hardware	217	216
Total cost of revenue	4,345	3,204

Gross profit	16,480	12,592

Operating expenses:
Sales and marketing	8,025	5,141
Research and development	3,541	3,021
General and administrative	3,512	2,506
Total operating expenses	15,078	10,668

Operating income	1,402	1,924

Interest income	2,144	515
Income before income taxes	3,546	2,439
Provision for income taxes	1,174	1,012
Net income	$2,372	$1,427

Net income per share – basic	$0.14	$0.11
Net income per share – diluted	$0.14	$0.10

Weighted average common shares outstanding - basic	16,845	12,963
Weighted average common shares outstanding - diluted	17,533	13,862

The accompanying notes are an integral part of the condensed consolidated financial statements.

Vital Images, Inc.
Condensed Consolidated Statements of Cash Flows

(In thousands)
(Unaudited)

	For the three months ended
	March 31,
	2007	2006
Cash flows from operating activities:
Net income	$2,372	$1,427
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	1,026	604
Amortization of identified intangibles	326	351
Provision for doubtful accounts	53	—
Deferred income taxes	1,174	1,012
Excess tax benefit from stock transactions	(958)	(2,456)
Amortization of discount and accretion of premium on marketable securities	(153)	(172)
Employee stock-based compensation	1,275	1,202
Non-employee stock-based compensation	—	5
Amortization of deferred rent	(70)	(46)
Changes in operating assets and liabilities:
Accounts receivable	(942)	372
Prepaid expenses and other assets	(144)	(374)
Accounts payable	(915)	(717)
Accrued expenses and other liabilities	(1,292)	(2,128)
Deferred revenue	876	946
Deferred rent	199	—
Net cash provided by operating activities	2,827	26

Cash flows from investing activities:
Purchases of property and equipment	(1,937)	(817)
Purchases of marketable securities	(9,764)	(989)
Maturities of marketable securities	10,950	17,700
Net cash (used in) provided by investing activities	(751)	15,894

Cash flows from financing activities:
Proceeds from sale of common stock under stock plans	1,292	2,237
Excess tax benefit from stock option transactions	958	2,456
Net cash provided by financing activities	2,250	4,693

Net increase in cash and cash equivalents	4,326	20,613
Cash and cash equivalents, beginning of period	144,382	20,845
Cash and cash equivalents, end of period	$148,708	$41,458

The accompanying notes are an integral part of the condensed consolidated financial statements.

Vital Images, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.                Basis of presentation

The accompanying unaudited condensed consolidated financial statements of Vital Images, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, for a fair statement have been included. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the year ending December 31, 2007. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

2.           Major customer and geographic data

The following customers accounted for more than 10% of the Company’s total revenue for the periods indicated (in thousands):

	For the three months ended
	March 31, 2007
	2007	2006
Toshiba Medical Systems Corporation	$9,937	$6,882
Percentage of total revenue	48%	44%
McKesson Information Systems LLC	$1,737	$1,703
Percentage of total revenue	8%	11%

As of March 31, 2007 and December 31, 2006, Toshiba Medical Systems Corporation accounted for 40% and 41% of accounts receivable, respectively. As of March 31, 2007 and December 31, 2006, McKesson Information Systems LLC accounted for 8% and 14% of accounts receivable, respectively.

Export revenue accounted for 19% and 18% of total revenue for the three months ended March 31, 2007 and 2006, respectively. Substantially all of the Company’s export sales are negotiated, invoiced and paid in U.S. dollars.

Revenue by geographic area is summarized as follows (in thousands):

	For the three months ended
	March 31,
	2007	2006
United States	$16,834	$12,980
Europe	2,643	1,684
Asia and Pacific Region	719	587
Other Foreign Countries	629	545
Totals	$20,825	$15,796

3.           Equity-based compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all equity-based payment awards based on estimated fair values.

The following table illustrates how equity-based compensation was allocated to the income statement as well as the effect on net income and net income per share of all equity-based compensation recognized under SFAS 123(R) (in thousands, except per share amounts):

	For the three months ended
	March 31,
	2007	2006
Cost of revenue	$97	$78
Sales and marketing	529	458
Research and development	137	310
General and administrative	513	361
Equity-based compensation before income taxes	1,276	1,207
Income tax benefit	(432)	(271)
Total equity-based compensation after income taxes	$844	$936

Impact on basic earnings per share	$0.05	$0.07
Impact on diluted earnings per share	$0.05	$0.07

As of March 31, 2007, approximately $12.3 million of unrecognized compensation expense related to stock options  is expected to be recognized over a weighted-average period of 2.9 years.  As of March 31, 2007, approximately $2.3 million of unrecognized compensation expense related to restricted stock awards is expected to be recognized over a weighted-average period of 2.5 years.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. The Black-Scholes option valuation model requires the development of assumptions that are input into the model. These assumptions are the expected stock volatility, the risk-free interest rate, the option’s expected life and the dividend yield on the underlying stock.

For purposes of calculating the fair value of options under SFAS 123(R), the weighted average fair value of options granted was $13.94 and $13.73 for the three months ended March 31, 2007 and 2006, respectively. The weighted average fair values for the options were based on the fair values on the dates of grant. The fair values for the options were calculated using the Black-Scholes option-pricing model, with the following weighted-average assumptions and expense adjusted using the following expected forfeiture rate assumptions:

	For the three months ended
	March 31,
	2007	2006
Expected option life	3.75 years	3.79 years
Expected volatility factor	52%	50%
Expected dividend yield	0%	0%
Risk-free interest rate	4.49%	4.61%
Expected forfeiture rate	1.07%	1.12%

During the three months ended March 31, 2007, the Company granted shares of restricted stock with performance-based vesting to certain employees.  The Company granted a total of 13,500 restricted shares with a total grant-date fair value of $464,000.  The awards vest upon achievement of certain Company performance metrics for the fiscal years 2007 through 2009.  One-third of each award will vest on each of the Company’s Form 10-K filing dates for the years ending December 31, 2007, 2008 and 2009 if the performance metrics are met for the respective fiscal year.  Should the performance metrics not be met for a given year, the unvested portion will carry forward to the next fiscal year and may vest if that year’s metric is met. As of the Company’s Form 10-K filing date for the year ended December 31, 2009, any unvested portion of the award will be forfeited.  Equity-based compensation expense for the awards was $13,000 for the three months ended March 31, 2007.  The first quarter of 2007 was the first period in which the Company granted restricted stock awards with performance-based vesting.

The following table summarizes stock option activity for the first three months of 2007:

Shares Underlying Options

Total outstanding as of December 31, 2006	1,797,179

Options granted	412,195
Options exercised	(122,610)
Options cancelled	(9,520)
Total outstanding as of March 31, 2007	2,077,244

Options granted during the first quarter of 2007 primarily related to the Company’s annual grant to employees.

4.           Per share data

Basic net income per share is computed using net income and the weighted average number of common shares outstanding. Diluted net income per share reflects the weighted average number of common shares outstanding plus any potentially dilutive shares outstanding during the period. Potentially dilutive shares consist of shares issuable upon the exercise of stock options, as well as unvested restricted stock.

The computations for basic and diluted net income per share are as follows (in thousands, except per share amounts):

	For the three months ended
	March 31,
	2007	2006
Numerator:
Net income	$2,372	$1,427

Denominator:
Denominator for weighted average common shares outstanding - basic	16,845	12,963
Dilution associated with the Company’s stock-based compensation plans	688	899
Denominator for weighted average common shares outstanding – diluted	17,533	13,862

Net income per share — basic	$0.14	$0.11
Net income per share — diluted	$0.14	$0.10

Antidilutive stock options and restricted stock awards excluded from above calculation	736	288

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

The components of comprehensive income were as follows (in thousands):

	For the three months ended
	March 31,
	2007	2006
Net income	$2,372	$1,427
Other comprehensive income:
Net change in unrealized gain or loss on available-for-sale investments, net of tax	(4)	15
Cumulative translation adjustment	1	—
Comprehensive income	$2,369	$1,442

6.           Other intangible assets

Acquired intangible assets subject to amortization were as follows (in thousands):

	March 31, 2007			December 31, 2006
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Existing software technology	$3,400	$(2,137)	$1,263	$3,400	$(1,966)	$1,434
Patents and patent applications	3,000	(1,350)	1,650	3,000	(1,242)	1,758
Non-compete/employment agreements	—	—	—	500	(483)	17
Total intangible assets subject to amortization	$6,400	$(3,487)	$2,913	$6,900	$(3,691)	$3,209

Intangible assets subject to amortization are amortized on a straight-line basis over the estimated period of benefit. Amortization expense related to other intangible assets was $296,000 and $321,000 for the three months ended March 31, 2007 and 2006, respectively.  The estimated future amortization expense for identified intangible assets as of March 31, 2007 is as follows (in thousands):

Remainder of 2007	$837
2008	1,116
2009	498
2010	432
2011	30
$2,913

The preceding expected amortization expense is an estimate. Actual amortization expense may differ from estimates due to additional intangible asset acquisitions, impairment of intangible assets, accelerated amortization of intangible assets and other events.

7.           Deferred revenue

The components of deferred revenue were as follows:

	March 31,	December 31,
	2007	2006
Maintenance and support	$11,502	$10,750
Training	4,128	4,272
Installation	516	476
Software	636	409
Hardware and other	398	398
Total deferred revenue	17,180	16,305
Less current portion	(15,918)	(15,131)
Long-term portion of deferred revenue	$1,262	$1,174

8.           Income taxes

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The adoption of FIN 48 did not have a material impact on the Company’s consolidated financial statements.

The Company did not have any material unrecognized tax benefits as of the date of the adoption of FIN 48 or as of March 31, 2007.  The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense.  To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.  The Company recorded no interest and penalties during the three months ended March 31, 2007 and had no accrued interest and penalties as of March 31, 2007.  The Company is no longer subject to U.S. federal tax examinations by tax authorities for tax years before 2003. The Company is open to state tax audits until the applicable statute of limitations expires.

The Company’s consolidated effective income tax rate was 33.1% for the three months ended March 31, 2007 compared to 41.5% for the same period in 2006 and 35.9% for the fiscal year 2006. The provision for income taxes consists of provisions for federal, state and foreign income taxes. The consolidated income tax rate is a composite rate of the various locations and the applicable rates. The decrease in the estimated effective tax rate for 2007 from the fiscal year 2006 is primarily due to a decrease in nondeductible equity-based compensation and an increase in the research and development tax credit.

The Company reviews its annual effective income tax rate on a quarterly basis and makes changes as necessary. The estimated annual effective income tax rate may fluctuate due to changes in forecasted annual pretax income; changes to the valuation allowance for net deferred tax assets; changes to actual or forecasted permanent book to tax differences; impacts from future tax settlements with state, federal or foreign tax authorities; or impacts from tax law changes. In addition, the Company identifies items which are not normal and recurring in nature and treats these as discrete events which are booked entirely in the quarter in which the discrete event occurs. As of March 31, 2007, the Company determined that there were no events or changes in circumstances that indicated the need to update the December 31, 2006 deferred tax asset realization analysis.

9.           Commitments and contingencies

Agreement with R2 Technology, Inc.

In April 2005, the Company entered into an agreement with R2 Technology, Inc. (“R2”) to market R2’s lung nodule CAD software product to the Company’s customers. As of July 13, 2006, R2 was acquired by Hologic, Inc.  The April 2005 agreement replaced the Company’s November 2002 agreement with R2. Under the April 2005 agreement, the Company committed to provide R2 with certain minimum quarterly sales (“Applicable Minimums”)

from certain R2 lung CAD related products and services (“R2 Lung CAD Products”) over a 12-quarter period ending June 30, 2008. The Company will receive a commission based on sales of R2 Lung CAD Products to the Company’s customers. To the extent the quarterly Applicable Minimum is not met, the Company will pay R2 the difference between the Applicable Minimum and the actual R2 Lung CAD Product sales achieved.

In the first quarter of 2007, the Company reversed $54,000 of the $167,000 expense recorded to sales and marketing in the second quarter of 2006 relating to its agreement with R2.  In the first quarter of 2006, the Company reversed $236,000 of the $410,000 expense recorded in the fourth quarter of 2005.  The Applicable Minimum for the quarter ending June 30, 2007 is $0.  The Applicable Minimum will be adjusted only if at any time during the remainder of the agreement R2 Lung CAD Product sales for a quarter exceeds $414,000. The estimated future aggregate Applicable Minimums is a highly subjective determination, and actual results and any changes to estimates could have an adverse impact on the Company’s financial position and results of operations.  The Company may not generate sufficient sales to meet the minimum contractual commitment for any particular quarter, and thus it may have to pay cash to R2 for the deficit.  As of March 31, 2007, the remaining potential aggregate Applicable Minimums ranged from a minimum of $0 to a maximum of approximately $1.7 million.  If the Company foresees that it will not be able to attain the minimum contractual commitment on a continued basis, it may have to take a charge to earnings, which could be up to the amount of the maximum remaining total commitment.  Any future losses would be recorded under SFAS No. 5, “Accounting for Contingencies,” which requires the amount to be probable and estimable.

The Company has not recognized any commission revenue relating to this agreement, as it was not considered to be fixed or determinable due to the potential for payments by the Company to R2 relating to the Applicable Minimums.  As of March 31, 2007, deferred commission revenue relating to this agreement was $58,000.

Operating lease commitments

The Company rents office space and certain office equipment under operating leases. In addition to minimum lease payments, the office leases require payment of a proportionate share of real estate taxes and building operating expenses. The minimum lease payments, excluding estimated taxes and operating cost rent obligations, are approximately as follows (in thousands):

Remainder of 2007	$758
2008	902
2009	869
2010	888
2011	907
Thereafter	76
Total	$4,400

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

10.    New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 applies to other accounting standards that require or permit fair value measurements. Accordingly, it does not require any new fair value measurement. SFAS 157 will be effective for the Company on January 1, 2008. The Company is currently evaluating the impact the adoption of SFAS 157 will have on its financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS  159”), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will be effective for the Company on January 1, 2008. The Company is currently evaluating the impact the adoption of SFAS 159 will have on its financial position and results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive summary

Vital Images, Inc. (also referred to as “we”, “us” and “our”) continued to achieve significant growth during the first quarter ended March 31, 2007. Specifically:

•                  Total revenue increased 32% to $20.8 million, compared to $15.8 million for the first quarter of 2006.

•                  Pretax income increased to $3.5 million, compared to pretax income of $2.4 million for the first quarter of 2006.

•                  Net income increased to $2.4 million, or $0.14 per diluted share, compared to net income of $1.4 million, or $0.10 per diluted share, for the 2006 first quarter.

Our balance sheet continued to strengthen during the quarter ended March 31, 2007. Total cash, cash equivalents and marketable securities were $169.2 million as of March 31, 2007, compared to $166.0 million as of December 31, 2006. Working capital (defined as current assets less current liabilities) was $167.8 million as of March 31, 2007, compared to $162.2 million as of December 31, 2006.

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

Vitrea® Software, our flagship software product, is an easy-to-use, intuitive, high-speed volume rendering technology that creates interactive two-dimensional, or 2D, three-dimensional, or 3D, and four-dimensional, or 4D, images from information generated by standard CT, MR or PET scanners. Vitrea is commonly deployed on standalone workstations, as well as on PACS, using standard computer hardware, and provides advanced visualization for radiological, cardiac, oncological and surgical applications. Vitrea renders vibrant, clear, color images at high speeds and enables users to interactively navigate within these images to visualize, measure and understand internal structures and disease conditions. We believe our user interfaces are intuitive, and they are specifically configured to assist physicians in optimizing their clinical workflow.

We recently introduced VitreaACCESS™ Software, which provides physicians remote access to the full suite of advanced visualization and analysis tools provided by Vitrea software. It offers a cost effective solution designed to enable users to leverage workstations by allowing secure access to Vitrea applications from any personal computer in a facility or from external locations through a virtual private network, or VPN.

ViTALConnect® Software, our Web-based solution, allows multiple physicians to collaboratively use enterprise-wide advanced visualization in their medical practices. It provides radiologists and referring physicians anywhere, anytime access to interactive 2D, 3D and 4D medical images and the ability to measure, rotate, analyze and segment those images. Our latest release includes features previously available only on multimodality workstations, such as a variety of multi-planar reformat, or MPR, modes, thick slab rendering in MPR, 3D volumetric visualization with simple point of interest navigation, 4D dataset visualization, CT/PET fusion and advanced analysis tools.

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

Vitrea Option	Clinical Use
• VScore	—Quantify calcium in the four major coronary arteries
• CT Brain Perfusion	—Analyze the blood flow of stroke victims
• Innerview GI (virtual colonoscopy)	—Locate and analyze polyps in the colon
• Automated Vessel Measurements	—Characterize the course and dimensions of diseased blood vessels
• CT Cardiac	—Determine the extent of obstructive coronary artery disease
• SUREPlaque™	—Aid in evaluating, characterizing and quantifying plaque inside the coronary arteries
• Vessel Probe	—Define vascular anatomy and the extent of obstruction in vessels other than the coronary arteries
• CT Lung and Lung Tools	—Visualize and measure nodules in the lungs
• ImageChecker® CT	—Detect pulmonary nodules in the chest
• Fusion7D™	—Visualize images and fuse studies from multiple modalities, such as MR and PET
• CADstream™	—Analyze MR breast exams
• QMass™ MR	—Analyze MR cardiac images

Our software solutions are used with medical diagnostic equipment, primarily in clinical analysis and therapy planning. Our software applies proprietary technologies to a variety of data supplied by CT, MR and PET scanners to allow medical clinicians to create 2D, 3D and 4D views of human anatomy and to non-invasively navigate within these images to better visualize and understand internal structures and pathologies. We market Vitrea and ViTALConnect both as standalone software packages and as part of integrated software and hardware systems to radiologists, cardiologists, surgeons, other specialized physicians, primary care physicians and medical researchers. Our main customers are hospitals and clinics, university medical schools, and diagnostic imaging companies. We market our products and services to these customers both directly through our own sales force and indirectly through digital imaging equipment manufacturers and PACS companies, who sell our products with products they either manufacture or acquire from third parties.

Our products work with equipment from all major manufacturers of diagnostic imaging systems, including Toshiba Medical Systems Corporation, GE Medical Systems, Siemens Medical Systems, Inc. and Philips Medical Systems. Our products may also be integrated into PACS, such as those marketed by McKesson Corporation, Sectra AB and DR Systems, Inc., and run on off-the-shelf third party computer hardware manufactured by companies such as Dell, Inc. and Hewlett-Packard Company.

We operate and manage our business as a single business segment – the development and marketing of software and related services for enterprise-wide advanced visualization and analysis solutions for use by medical professionals in clinical analysis and therapy planning. We market our products and services through a direct sales force, resellers independent distributors in the United States and in international markets. Our common stock is currently traded on The NASDAQ Global Select Market under the symbol “VTAL.”

Critical accounting policies and estimates

Our discussion and analysis of financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. We have adopted various accounting policies to prepare the condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. The most significant accounting policies are disclosed in Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. We continually evaluate our critical accounting policies and estimates.  We discuss our critical accounting estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. The adoption of FIN 48 was the only significant change in our critical accounting policies or estimates since the end of fiscal 2006.

Income Taxes

Our operations involve dealing with uncertainties and judgments in the application of complex tax regulations in a multitude of jurisdictions. The final taxes paid are dependent upon many factors, including negotiations with taxing authorities in various jurisdictions and resolution of disputes arising from federal, state and international tax audits. We recognize potential liabilities and records tax liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due. As of January 1, 2007, we follow FIN 48 guidance to record these liabilities (refer to Note 8 for additional information). We adjust these reserves in light of changing facts and circumstances; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities. If our estimate of tax liabilities proves to be less than the ultimate assessment, an additional charge to expense would result. If payment of these amounts ultimately proves to be less than the recorded amounts, the reversal of the liabilities would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary.

Results of Operations

The following table sets forth information from our Condensed Consolidated Income Statements, expressed as a percentage of total revenue.

	For the three months ended March 31,
	2007	2006

Revenue:
License fees	64.7%	69.7%
Maintenance and services	33.8	28.3
Hardware	1.5	2.0
Total revenue	100.0	100.0

Cost of revenue:
License fees	7.7	7.9
Maintenance and services	12.1	11.0
Hardware	1.1	1.4
Total cost of revenue	20.9	20.3

Gross profit	79.1	79.7

Operating expenses:
Sales and marketing	38.5	32.5
Research and development	17.0	19.1
General and administrative	16.9	15.9
Total operating expenses	72.4	67.5

Operating income	6.7	12.2

Interest income	10.3	3.2
Income before income taxes	17.0	15.4

Provision for income taxes	5.6	6.4

Net income	11.4%	9.0%

Revenue (in thousands)

	For the three months ended March 31,		Change from the three months ended March 31, 2006 to 2007
	2007	2006	Amount	Percent
Revenues:
License fees	$13,470	$11,017	$2,453	22%
Maintenance and services	7,049	4,465	2,584	58
Hardware	306	314	(8)	(3)
Total revenue	$20,825	$15,796	$5,029	32%

Revenue growth during the first quarter of 2007 was driven by an increase in our core revenue components of software license fees, including revenue from software options and maintenance and service revenue from a larger installed base of customers.

For 2007, we expect revenue of $90.0 million to $95.0 million, or a 28% to 35% increase over full-year 2006 revenue.

License fee revenue (in thousands)

	For the three months ended March 31,		Change from the three months ended March 31, 2006 to 2007
	2007	2006	Amount	Percent
License fee revenue:
Vitrea licenses	$4,489	$4,739	$(250)	(5)%
Vitrea options and third party software	8,566	5,942	2,624	44
Other	415	336	79	24
Total license fee revenue	$13,470	$11,017	$2,453	22%

License fee revenue increased 22% to $13.5 million in the first quarter of 2007 from $11.0 million in the first quarter of 2006. The increase in license fee revenue was driven primarily by an increase in the number of Vitrea options and third party software sold. During the first quarter of 2007, sales of Vitrea options and third party software grew faster than Vitrea sales due to increased option sales both upfront and as add-on purchases from our installed base of existing customers. Top-selling options in the 2007 and 2006 first quarters were CT Cardiac, General Vessel Probe and Automated Vessel Measurement – all cardiovascular solutions. Revenue from Vitrea licenses decreased slightly during the first quarter of 2007 due to the fact that although the number of Vitrea licenses sold increased, the average revenue per license decreased due to a greater percentage of licenses sold through Toshiba, as sales through Toshiba have lower average revenue per transaction. License fee revenue by source was as follows:

	For the three months ended March 31,
	2007	2006
Percent of license fee revenue:
Direct	36%	40%
Toshiba	56	47
McKesson	8	13
Total license fee revenue	100%	100%

Maintenance and services revenue (in thousands)

	For the three months ended March 31,		Change from the three months ended March 31, 2006 to 2007
	2007	2006	Amount	Percent
Maintenance and services revenue:
Maintenance and support	$5,039	$3,410	$1,629	48%
Training	1,672	913	759	83
Installation	338	142	196	138
Total maintenance and services	$7,049	$4,465	$2,584	58%

Maintenance and services revenue increased 58% to $7.0 million in the first quarter of 2007 compared to $4.5 million in the first quarter of 2006.  The increase in maintenance revenue was due to a significant increase in our installed base of customers, increased pricing on maintenance related services and an increased maintenance renewal rate. The increase in training revenue was due to an increase in the number of Vitrea licenses sold and the impact of expired training revenue during the first quarter of 2007.  The expired training revenue was due to the fact that in the fourth quarter of 2005, we put in place an expiration policy for unused training. The 2006 fourth quarter was the first period we were able to expire unused training. Additionally, in the 2006 fourth quarter, we reached an agreement with one of our partners on an expiration period for training, resulting in recognition of expired training revenue from this partner in the 2006 fourth quarter and subsequent periods.  Installation revenue increased due to an increased number of installations and increased pricing for installation services.

Hardware revenue

Hardware revenue decreased 3% to $306,000 in the first quarter of 2007 compared to $314,000 in the first quarter of 2006. We sell hardware as a convenience to our customers, and fluctuations are driven by individual customer purchasing preferences. Sales of hardware systems are not core to our strategy and will fluctuate from period to period depending upon the needs of our customers.

Cost of revenue

Gross profit increased 31% to $16.5 million in the first quarter of 2007 compared to $12.6 million in the first quarter of 2006. Gross margin percentage decreased to 79% in the first quarter of 2007 compared to 80% in the first quarter of 2006.

A comparison of gross profit and gross margin by revenue category is as follows (in thousands):

	For the three months ended March 31,		Change from the three months ended March 31, 2006 to 2007
	2007	2006	Amount	Percent
Gross profit:
License fees	$11,865	$9,774	$2,091	21%
Maintenance and services	4,526	2,720	1,806	66%
Hardware	89	98	(9)	(9)%
Total gross profit	$16,480	$12,592	$3,888	31%

Gross margin:
License fees	88%	89%
Maintenance and services	64%	61%
Hardware	29%	31%
Total gross margin	79%	80%

The decrease in license fee gross margin for the first quarter of 2007 was due to an increase in the percentage of our total license fee revenue that we received from our relationship with Toshiba, as Toshiba-related sales have lower average revenue per transaction. Our gross margin was benefited by an increase in total Vitrea option revenue, which has lower associated costs. Amortization charged to cost of revenue related to the acquisition of HInnovation, Inc. in February 2004 was $279,000 for each of the three months ended March 31, 2007 and 2006. Also, as revenue continues to increase, amortization expense as a percentage of license revenue will decrease.

Maintenance and services gross margin increased during the first quarter of 2007 due to increased pricing on maintenance services as well as increased revenue from a growing installed base without an increase in costs at a similar rate. We will continue to invest in our training, installation, professional services and customer support areas in the future to adequately support our growing installed base of customers, as well as to evaluate maintenance and services pricing as our cost structure increases, which could have an impact on maintenance and services gross margins in the future.

The decrease in hardware gross margin during the first quarter of 2007 was primarily due to a maintenance and support promotion which provided customers with a discount on hardware in connection with their purchasing contracts for maintenance and support.

During 2007, we expect total gross margin to be approximately 80%.

Operating expenses

The following is a comparison of operating expenses as a percent of revenue as well as the percent increase or decrease in the total expense:

	Percent of revenue for the three months ended March 31,		Percent increase for the three months ended March 31,
	2007	2006	2006 to 2007
Operating expenses:
Sales and marketing	38.5%	32.5%	56.1%
Research and development	17.0	19.1	17.2
General and administrative	16.9	15.9	40.1
Total operating expenses	72.4%	67.5%	41.3%

Sales and marketing

Sales and marketing expenses increased $2.9 million to $8.0 million in the first quarter of 2007 compared to $5.1 million in the first quarter of 2006. The change in sales and marketing expense is as follows (in thousands):

	Change from the three months ended March 31, 2006 to 2007
	Amount	Percent
Salaries, benefits and bonuses	$1,140	64%
Trade shows and advertising	444	115
Travel, meals and entertainment	323	63
Commissions	316	26
R2 Technology, Inc. contract expense	182	77
Depreciation	137	80
Overhead and other expenses	342	26
Total	$2,884	56%

The increase in expenses was primarily due to an increase in compensation costs as a result of additional personnel, higher sales commission expenses resulting from increased revenue, higher costs for attending industry tradeshows, higher travel and entertainment costs and increased overhead and other expenses due to the growth of the business. To sustain our growth in the U.S., we increased our sales zones from four to six and added 11 sales personnel during the first quarter of 2007, and are now fully staffed domestically.  We had 96 and 61 sales and marketing personnel as of March 31, 2007 and 2006, respectively. In the first quarter of 2007, we reversed $54,000 of the $167,000 expense recorded in the second quarter of 2006 relating to our agreement with R2 Technology, Inc. (“R2”). In the first quarter of 2006, we reversed $236,000 of the $410,000 expense recorded in the fourth quarter of 2005 relating to our agreement with R2. See Note 9 to the Condensed Consolidated Financial Statements for further discussion.

We expect sales and marketing expenses to continue to increase in future periods primarily as a result of the need to support additional growth through the hiring of sales and marketing personnel. We expect sales and marketing expenses to be between 37% and 38% of total revenue for the year ending December 31, 2007.

Research and development

Research and development expenses increased $520,000 to $3.5 million in the first quarter of 2007 compared to $3.0 million in the first quarter of 2006. The change in research and development expense is as follows (in thousands):

	Change from the three months ended March 31, 2006 to 2007
	Amount	Percent
Salaries, benefits and bonuses	$686	38%
Depreciation	114	87
Equity-based compensation	(173)	(56)
Consulting	(190)	(79)
Overhead and other expenses	83	15
Total	$520	17%

The increase in expenses was primarily due to an increase in compensation costs as a result of additional personnel focused on product innovation and development. We had 99 and 73 research and development personnel as of March 31, 2007 and 2006, respectively. The increase in depreciation is due to the increase in headcount and significant capital additions during 2006. The decrease in equity-based compensation was primarily due to a $146,000 one-time charge related to the retirement of Vincent Argiro, our former Chief Technology Officer and founder, which was recorded in the first quarter of 2006. The decrease in consulting expenses is due to the fact that during the first quarter of 2006, we required a significant amount of temporary consulting services in completing certain research and development activities, specifically in the area of software testing and validation.  During 2006, we added a significant number of research and development personnel, which allowed us to rely less on outside consulting as a total percentage of research and development expense during the first quarter of 2007.

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

General and administrative

General and administrative expenses increased $1.0 million to $3.5 million in the first quarter of 2007 compared to $2.5 million in the first quarter of 2006. The change in general and administrative expense is as follows (in thousands):

	Change from the three months ended March 31, 2006 to 2007
	Amount	Percent
Salaries, benefits and bonuses	$422	40%
Equity-based compensation	152	42
Accounting, auditing and legal fees	148	41
Consulting	94	51
Overhead and other expenses	190	35
Total	$1,006	40%

The increase during the first quarter of 2007 was primarily due to an increase in compensation costs as a result of additional personnel, increased international expansion costs, as well as increases in accounting, auditing, legal and overhead expenses due to the growth of the business. We had 52 and 38 general and administrative personnel as of March 31, 2007 and 2006, respectively.

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

Equity-based compensation

On January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all equity-based payment awards based on estimated fair values.

The following table illustrates how equity-based compensation was allocated to the income statement as well as the effect on net income and net income per share of all equity-based compensation recognized under SFAS 123(R) (in thousands, except per share amounts):

	For the three months ended March 31,
	2007	2006
Cost of revenue	$97	$78
Sales and marketing	529	458
Research and development	137	310
General and administrative	513	361
Equity-based compensation before income taxes	1,276	1,207
Income tax benefit	(432)	(271)
Total equity-based compensation after income taxes	$844	$936

Impact on basic earnings per share	$0.05	$0.07
Impact on diluted earnings per share	$0.05	$0.07

The increases in equity-based compensation allocated to cost of revenue, sales and marketing and general and administrative expenses were due to increases in headcount. The decrease in equity-based compensation allocated to research and development expense was due to the $146,000 one-time charge recorded in the first quarter of 2006 related to the retirement of Vincent Argiro, Chief Technology Officer and founder of the company. The increase in the income tax benefit was due to a greater amount of tax deductible equity-based compensation expense and an increase in the income tax benefit from incentive stock option disqualifying dispositions.

Interest income

We generated $2.1 million of interest income in the first quarter of 2007, compared with $515,000 in the first quarter of 2006. The increase was primarily due to higher cash, cash equivalents and investments, a result of the secondary offering completed in November 2006 of 3.4 million shares of common stock for net proceeds of $97.7 million, as well as cash generated by operations. Interest income represented 10.3% of revenue in the first quarter of 2007, compared to 3.2% in the first quarter of 2006.  The higher interest income was primarily a result of the secondary offering, partially offset by the increase in shares outstanding, and resulted in $0.02 of additional earnings per diluted share for the quarter.

Income taxes

Our consolidated effective income tax rate was 33.1% for the three months ended March 31, 2007 compared to 41.5% for the same period in 2006 and 35.9% for fiscal year 2006. The provision for income taxes consists of provisions for federal, state and foreign income taxes. The consolidated income tax rate is a composite rate of the various locations and the applicable rates. The decrease in the estimated effective tax rate from the fiscal year 2006 is primarily due to a decrease in nondeductible equity-based compensation and an increase in the research and development tax credit.  We expect an effective tax rate of approximately 35% in 2007 before the impact of discrete items, such as the tax benefit from disqualifying dispositions of incentive stock options, which are booked entirely in the quarter in which the event occurs.

We review our annual effective income tax rate on a quarterly basis and makes changes as necessary. The estimated annual effective income tax rate may fluctuate due to changes in forecasted annual pretax income; changes to the valuation allowance for net deferred tax assets; changes to actual or forecasted permanent book to tax differences; impacts from future tax settlements with state, federal or foreign tax authorities; or impacts from tax law changes. In addition, we identify items which are not normal and recurring in nature and treat these as discrete events which are booked entirely in the quarter in which the discrete event occurs. As of March 31, 2007, we determined that there were no events or changes in circumstances that indicated the need to update the December 31, 2006 deferred tax asset realization analysis.

Effective January 1, 2007, we adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The adoption of FIN 48 did not have a material impact on our consolidated financial statements.

Liquidity and capital resources

As of March 31, 2007, we had $169.2 million in cash, cash equivalents and marketable securities, working capital (defined as current assets less current liabilities) of $167.8 million and no borrowings, as compared to $166.0 million in cash, cash equivalents and marketable securities, working capital of $162.2 million and no borrowings as of December 31, 2006.

Operating activities

During the first three months of 2007, cash provided by operations was $2.8 million, which consisted of net income of $2.4 million, a decrease of $2.4 million from changes in working capital accounts, an increase of $199,000 in deferred rent relating to payments made by our Minnetonka landlord for our benefit, and an increase of $2.6 million from other non-cash operating activities. Changes in working capital accounts primarily related to a decrease in accrued expenses and other liabilities of $1.3 million due primarily to the payment of 2006 bonuses, a decrease in accounts payable of $915,000 due to the general timing of vendor payments, an increase in accounts receivable of $942,000 due to increased sales, and an increase in deferred revenue of $876,000 due to increased sales and an increased customer base. Our aging remains relatively current, with less than 3% of receivables greater than 90 days past due as of both March 31, 2007 and December 31, 2006.

During the first three months of 2006, cash provided by operations was $26,000, which consisted of net income of $1.4 million, a decrease of $1.9 million from changes in working capital accounts, and an increase of $500,000 from other non-cash operating activities. Changes in working capital accounts primarily related to a decrease in accrued expenses and other liabilities of $2.1 million due primarily to the payment of 2005 bonuses, a decrease in accounts payable of $717,000 due to the general timing of vendor payments, a decrease in accounts receivable of $372,000 due to timing of customer payments, and an increase in deferred revenue of $946,000 due to increased sales and an increased customer base.

Investing activities

Net cash used in investing activities was $751,000 during the first three months of 2007. Net cash provided by investing activities was $15.9 million during the first three months of 2006.

We used $1.9 million and $817,000 for purchases of property and equipment during the three months ended March 31, 2007 and 2006, respectively. The purchases for all periods were principally to expand our facilities and upgrade computer equipment and to purchase computer equipment for new personnel. We anticipate that we will continue to purchase property and equipment in the normal course of business. The amount and timing of these purchases and the related cash outflows in future periods are difficult to predict and depend on a number of factors, including the hiring of employees and the rate of change of computer hardware.  We expect capital expenditures of $6.0 million to $6.5 million during 2007.

We used $9.8 million and $988,000 to purchase investments in marketable securities during the first three months of 2007 and 2006, respectively. We realized $11.0 million and $17.7 million of proceeds from maturities of marketable securities during the first three months of 2007 and 2006, respectively. As of March 31, 2007, our marketable securities consist of U.S. government obligations, U.S. government agency obligations and corporate commercial obligations.

Financing activities

Cash provided by financing activities totaled $2.3 million and $4.7 million for the first three months of 2007 and 2006, respectively. Proceeds from the sale of common stock under stock plans were $1.3 million and $2.2 million during the first three months of 2007 and 2006, respectively. The remaining increase in the first three months of 2007 and 2006 related to the excess tax benefit from stock option transactions.

We have never paid or declared any cash dividends and do not intend to pay dividends in the foreseeable future.

Off-balance-sheet arrangements

We did not have any off-balance sheet arrangements as of March 31, 2007 or December 31, 2006.

Agreement with R2 Technology, Inc.

In the first quarter of 2007, we reversed $54,000 of the $167,000 expense recorded to sales and marketing in the second quarter of 2006 relating to our agreement with R2.  In the first quarter of 2006, we reversed $236,000 of the $410,000 expense recorded in the fourth quarter of 2005.  The applicable minimum for the quarter ending June 30, 2007 is $0.  As of March 31, 2007, the remaining potential aggregate commitment under this agreement ranges from a minimum of $0 to a maximum of approximately $1.7 million and we estimate that we will incur no additional losses relating to this agreement. See Note 9 to the Condensed Consolidated Financial Statements for further discussion.

Other purchase commitments

We had no significant outstanding purchase orders as of March 31, 2007. We have entered into a number of technology licensing agreements that provide for the payment of royalties when we sell Vitrea. Except for the R2 purchase commitment described above, we are not obligated for any minimum payments under such agreements.

Foreign currency transactions

Substantially all of our foreign transactions are negotiated, invoiced and paid in U.S. dollars.

Inflation

We believe inflation has not had a material effect on our operations or financial condition.

Recent accounting pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 applies to other accounting standards that require or permit fair value measurements. Accordingly, it does not require any new fair value measurement. SFAS 157 will be effective for us on January 1, 2008. We are currently evaluating the impact the adoption of SFAS 157 will have on our financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will be effective for us on January 1, 2008. We are currently evaluating the impact the adoption of SFAS 159 will have on our financial position and results of operations.

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

Factors that may impact forward-looking statements include, among others, our abilities to maintain the technological competitiveness of our current products, develop new products, successfully market our products, respond to competitive developments, develop and maintain partnerships with providers of complementary technologies, manage our costs and the challenges that may come with growth of our business, and attract and retain qualified sales, technical and management employees. We are also affected by the growth and regulation of the medical technology industry, including the acceptance of enterprise-wide advanced visualization by hospitals, clinics, and universities, product clearances and approvals by the United States Food and Drug Administration and similar regulatory bodies outside the United States, and reimbursement and regulatory practices by Medicare, Medicaid, and private third-party payer organizations. We are also affected by other factors identified in our filings with the Securities and Exchange Commission, some of which are set forth in the section entitled “Item 1A.Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006 (and many of which we have discussed in prior filings). Although we have attempted to list comprehensively these important factors, we also wish to caution investors that other factors may prove to be important in the future in affecting our operating results. New factors emerge from time to time, and it is not possible for us to predict all of these factors, nor can we assess the impact each factor or combination of factors may have on our business.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For information regarding our exposure to certain market risks, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, which is hereby incorporated herein. There have been no significant changes in the financial instruments or market risk exposures from the amounts and descriptions disclosed therein.

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

Changes in internal control over financial reporting

There were no changes in internal control over financial reporting during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.        Legal Proceedings

None.

Item 1A.     Risk Factors

The discussion of our business and operations included in this Quarterly Report on Form 10-Q should be read together with the risk factors described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006. They describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties, together with other factors described elsewhere in this report, have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. New risks may emerge at any time, and we cannot predict those risks or estimate the extent to which they may affect financial performance.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.        Defaults upon Senior Securities

None.

Item 4.        Submission of Matters to a Vote of Security Holders

None.

Item 5.        Other Information

None.

Item 6.        Exhibits

The following exhibits are filed with this Quarterly Report on Form 10-Q:

10.1

Marketing and Distribution Agreement dated as of March 30, 2007 and effective as of January 1, 2007 by and between Vital Images, Inc. and Toshiba Medical Systems Corporation. (Portions of such exhibit are treated as confidential pursuant to a request for that confidential treatment filed with the Securities and Exchange Commission by Vital Images, Inc. Such portions of the exhibit have been redacted, and the redacted portions have been separately filed with the Securities and Exchange Commission.)

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

VITAL IMAGES, INC.

May 10, 2007	/s/ Michael H. Carrel
Michael H. Carrel
Chief Operating Officer and Chief Financial Officer (Chief Financial Officer and Chief Accounting Officer)