Form 10-Q
period 2007-06-30
VITAL IMAGES INC
filed 2007-08-09
CIK 912888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Yes   ☐   No   ☒

On August 6, 2007, there were 17,121,236 shares of the Registrant’s common stock, par value $.01 per share, outstanding.

Vital Images, Inc.
Form 10-Q
June 30, 2007

Part I. Financial Information

Item 1. Financial Statements

Vital Images, Inc.
Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)
(Unaudited)

	June 30,	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$141,786	$144,382
Marketable securities	24,015	20,821
Accounts receivable, net	15,000	19,589
Deferred income taxes	1,661	1,661
Prepaid expenses and other current assets	3,046	1,928
Total current assets	185,508	188,381
Marketable securities	9,994	750
Property and equipment, net	10,266	9,242
Deferred income taxes	9,495	8,969
Licensed technology, net	30	90
Other intangible assets, net	2,634	3,209
Goodwill	9,089	9,089
Total assets	$227,016	$219,730

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,214	$3,830
Accrued compensation	2,946	3,977
Accrued royalties	901	1,158
Other current liabilities	2,397	2,083
Deferred revenue	15,744	15,131
Total current liabilities	25,202	26,179
Deferred revenue	1,184	1,174
Deferred rent	1,464	1,475
Total liabilities	27,850	28,828

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock: $0.01 par value; 5,000 shares authorized; none issued or outstanding	—	—
Common stock: $0.01 par value; 40,000 shares authorized; 17,120 issued and outstanding as of June 30, 2007; and 16,908 shares issued and outstanding as of December 31, 2006	171	169
Additional paid-in capital	195,936	189,669
Retained earnings	3,046	1,053
Accumulated other comprehensive income	13	11
Total stockholders’ equity	199,166	190,902
Total liabilities and stockholders’ equity	$227,016	$219,730

The accompanying notes are an integral part of the condensed consolidated financial statements.

Vital Images, Inc.
Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)
(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenue:
License fees	$7,710	$11,369	$21,180	$22,386
Maintenance and services	7,663	5,031	14,712	9,496
Hardware	161	513	467	827
Total revenue	15,534	16,913	36,359	32,709

Cost of revenue:
License fees	940	1,287	2,545	2,530
Maintenance and services	2,596	1,874	5,119	3,619
Hardware	156	337	373	553
Total cost of revenue	3,692	3,498	8,037	6,702

Gross profit	11,842	13,415	28,322	26,007

Operating expenses:
Sales and marketing	7,513	6,233	15,538	11,374
Research and development	3,718	3,115	7,259	6,136
General and administrative	3,558	2,619	7,070	5,125
Total operating expenses	14,789	11,967	29,867	22,635

Operating income (loss)	(2,947)	1,448	(1,545)	3,372

Interest income	2,249	684	4,393	1,199
Income (loss) before income taxes	(698)	2,132	2,848	4,571
Provision (benefit) for income taxes	(319)	885	855	1,897
Net income (loss)	$(379)	$1,247	$1,993	$2,674

Net income (loss) per share – basic	$(0.02)	$0.09	$0.12	$0.20
Net income (loss) per share – diluted	$(0.02)	$0.09	$0.11	$0.19

Weighted average common shares outstanding - basic	16,976	13,175	16,911	13,069
Weighted average common shares outstanding - diluted	16,976	13,906	17,507	13,890

The accompanying notes are an integral part of the condensed consolidated financial statements.

Vital Images, Inc.
Condensed Consolidated Statements of Cash Flows

(In thousands)
(Unaudited)

	For the six months ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net income	$1,993	$2,674
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	2,140	1,255
Amortization of identified intangibles	635	702
Provision for doubtful accounts	111	—
Deferred income taxes	855	1,897
Excess tax benefit from stock transactions	(1,325)	(2,735)
Amortization of discount and accretion of premium on marketable securities	(347)	(235)
Employee stock-based compensation	2,746	2,433
Non-employee stock-based compensation	—	8
Amortization of deferred rent	(159)	(93)
Changes in operating assets and liabilities:
Accounts receivable	4,478	945
Prepaid expenses and other assets	(1,118)	(333)
Accounts payable	(340)	(429)
Accrued expenses and other liabilities	(1,291)	(1,477)
Deferred revenue	623	2,118
Deferred rent	199	—
Net cash provided by operating activities	9,200	6,730

Cash flows from investing activities:
Purchases of property and equipment	(3,440)	(1,823)
Purchases of marketable securities	(27,628)	(12,748)
Proceeds from maturities of marketable securities	14,777	31,248
Proceeds from sale of marketable security	750	—
Net cash (used in) provided by investing activities	(15,541)	16,677

Cash flows from financing activities:
Proceeds from sale of common stock under stock plans	2,420	2,922
Excess tax benefit from stock transactions	1,325	2,735
Net cash provided by financing activities	3,745	5,657

Net (decrease) increase in cash and cash equivalents	(2,596)	29,064
Cash and cash equivalents, beginning of period	144,382	20,845
Cash and cash equivalents, end of period	$141,786	$49,909

The accompanying notes are an integral part of the condensed consolidated financial statements.

Vital Images, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.                Basis of presentation

The accompanying unaudited condensed consolidated financial statements of Vital Images, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, for a fair statement have been included. Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the year ending December 31, 2007. The December 31, 2006 condensed consolidated balance sheet information was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

2.           Major customer and geographic data

The following customers accounted for more than 10% of the Company’s total revenue for at least one of the periods indicated (in thousands):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Toshiba Medical Systems Corporation	$6,180	$5,785	$16,117	$12,666
Percentage of total revenue	40%	34%	44%	39%
McKesson Information Systems LLC	$1,435	$1,806	$3,173	$3,509
Percentage of total revenue	9%	11%	9%	11%

As of June 30, 2007 and December 31, 2006, Toshiba Medical Systems Corporation accounted for 33% and 41% of accounts receivable, respectively. As of June 30, 2007 and December 31, 2006, McKesson Information Systems LLC accounted for 7% and 14% of accounts receivable, respectively.

Revenue by geographic area is summarized as follows (dollars in thousands):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2007	2006	2007	2006
United States	$13,008	$14,683	$29,842	$27,663
Europe	1,261	965	3,904	2,649
Asia and Pacific Region	533	554	1,252	1,141
Other Foreign Countries	732	711	1,361	1,256
Totals	$15,534	$16,913	$36,359	$32,709
Export revenue as a percent of total revenue	16%	13%	18%	15%

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

The following table illustrates how equity-based compensation was allocated to the statements of operations as well as the effect on net income and net income per share of all equity-based compensation recognized under SFAS 123(R) (in thousands, except per share amounts):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Cost of revenue	$115	$101	$212	$179
Sales and marketing	607	528	1,136	986
Research and development	189	173	326	483
General and administrative	559	432	1,072	793
Equity-based compensation before income taxes	1,470	1,234	2,746	2,441
Income tax benefit	(495)	(347)	(927)	(618)
Total equity-based compensation after income taxes	$975	$887	$1,819	$1,823

Impact on basic earnings per share	$0.06	$0.07	$0.11	$0.14
Impact on diluted earnings per share	$0.06	$0.06	$0.10	$0.13

As of June 30, 2007, approximately $11.3 million of unrecognized compensation expense related to stock options was expected to be recognized over a weighted-average period of 2.7 years. As of June 30, 2007, approximately $1.7 million of unrecognized compensation expense related to restricted stock awards was expected to be recognized over a weighted-average period of 2.1 years.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. The Black-Scholes option valuation model requires the development of assumptions that are input into the model. These assumptions are the expected stock volatility, the risk-free interest rate, the option’s expected life and the dividend yield on the underlying stock.

For purposes of calculating the fair value of options under SFAS 123(R), the weighted-average fair value of options granted was $12.47 and $13.85 for the three and six months ended June 30, 2007, respectively, and $12.70 and $13.51 for the three and six months ended June 30, 2006, respectively. The weighted-average fair values for the options were based on the fair values on the dates of grant. The fair values for the options were calculated using the

Black-Scholes option-pricing model, with the following weighted-average assumptions and expense adjusted using the following expected forfeiture rate assumptions:

	For the three months ended June 30,		For the six months ended June 30,
	2007	2006	2007	2006
Expected option life	3.75 years	3.75 years	3.75 years	3.78 years
Expected volatility factor	51%	55%	52%	51%
Expected dividend yield	0%	0%	0%	0%
Risk-free interest rate	4.59%	4.87%	4.50%	4.67%
Expected forfeiture rate	1.00%	1.12%	1.07%	1.12%

In the first quarter of 2007, the Company granted shares of restricted stock with performance-based vesting to certain employees. The Company granted a total of 13,500 restricted shares with a total grant-date fair value of $464,000. The awards vest upon achievement of certain Company performance metrics for fiscal years 2007 through 2009. One-third of each award will vest on each of the Company’s Form 10-K filing dates for the years ending December 31, 2007, 2008 and 2009 if the performance metrics are met for the respective fiscal year. Should the performance metrics not be met for a given year, the unvested portion will carry forward to the next fiscal year and may vest if that year’s metric is met. As of the Company’s Form 10-K filing date for the year ended December 31, 2009, any unvested portion of the award will be forfeited. During the three months ended June 30, 2007, the company reversed $13,000 of expense recognized during the first quarter of 2007, as the company did not consider the achievement of the performance metrics to be probable.  No equity-based compensation expense for the awards was recognized for the six months ended June 30, 2007. The amount of the expense related to the awards not recognized as of June 30, 2007 but which may be recognized in future periods if performance metrics are met was $49,000. The first quarter of 2007 was the first period in which the Company granted restricted stock awards with performance-based vesting.

The following table summarizes stock option activity for the first six months of 2007:

Shares Underlying Options

Total outstanding as of December 31, 2006	1,797,179
Options granted	439,695
Options exercised	(197,446)
Options cancelled	(15,720)
Total outstanding as of June 30, 2007	2,023,708

Options granted during the first six months of 2007 primarily related to the Company’s annual grant to employees in the first quarter of 2007.

4.           Per share data

Basic net income (loss) per share is computed using net income and the weighted-average number of common shares outstanding. Diluted net income (loss) per share reflects the weighted-average number of common shares outstanding plus any potentially dilutive shares outstanding during the period. Potentially dilutive shares consist of shares issuable upon the exercise of stock options, as well as unvested restricted stock. All common share equivalents are anti-dilutive in periods in which the Company generates a net loss.

The computations for basic and diluted net income (loss) per share are as follows (in thousands, except per share amounts):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Numerator:
Net income (loss)	$(379)	$1,247	$1,993	$2,674

Denominator:
Denominator for weighted average common shares outstanding - basic	16,976	13,175	16,911	13,069
Dilution associated with the Company’s stock-based compensation plans	—	731	596	821
Denominator for weighted average common shares outstanding – diluted	16,976	13,906	17,507	13,890

Net income (loss) per share – basic	$(0.02)	$0.09	$0.12	$0.20
Net income (loss) per share – diluted	$(0.02)	$0.09	$0.11	$0.19

Antidilutive stock options and restricted stock awards excluded from above calculation	2,128	298	814	295

5.           Comprehensive income (loss)

Comprehensive income (loss) as defined by SFAS No. 130, “Reporting Comprehensive Income” (“SFAS 130”), includes net income (loss) and items defined as other comprehensive income (loss). SFAS 130 requires that items defined as other comprehensive income (loss), such as unrealized gains and losses on certain marketable securities, be separately classified in the financial statements. Such items are reported in the consolidated statements of stockholders’ equity as comprehensive income (loss).

The components of comprehensive income (loss) were as follows (in thousands):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Net income (loss)	$(379)	$1,247	$1,993	$2,674
Other comprehensive income:
Net change in unrealized gain or loss on available-for-sale investments, net of tax	(2)	(4)	(6)	11
Cumulative translation adjustment	7	—	8	—
Comprehensive income (loss)	$(374)	$1,243	$1,995	$2,685

6.             Other intangible assets

Acquired intangible assets subject to amortization were as follows (in thousands):

	June 30, 2007			December 31, 2006
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Existing software technology	$3,400	$(2,308)	$1,092	$3,400	$(1,966)	$1,434
Patents and patent applications	3,000	(1,458)	1,542	3,000	(1,242)	1,758
Non-compete/employment agreements	—	—	—	500	(483)	17
Total intangible assets subject to amortization	$6,400	$(3,766)	$2,634	$6,900	$(3,691)	$3,209

Intangible assets subject to amortization are amortized on a straight-line basis over the estimated period of benefit. Amortization expense related to other intangible assets was $279,000 and $321,000 for the three months ended June 30, 2007 and 2006, respectively. Amortization expense related to other intangible assets was $575,000 and $642,000 for the six months ended June 30, 2007 and 2006, respectively. The estimated future amortization expense for identified intangible assets as of June 30, 2007 is as follows (in thousands):

Remainder of 2007	$558
2008	1,116
2009	498
2010	432
2011	30
$2,634

The preceding expected amortization expense is an estimate. Actual amortization expense may differ from estimates due to additional intangible asset acquisitions, impairment of intangible assets, accelerated amortization of intangible assets and other events.

7.           Deferred revenue

The components of deferred revenue were as follows:

	June 30,	December 31,
	2007	2006
Maintenance and support	$11,563	$10,750
Training	3,472	4,272
Installation	575	476
Software	829	409
Hardware and other	489	398
Total deferred revenue	16,928	16,305
Less current portion	(15,744)	(15,131)
Long-term portion of deferred revenue	$1,184	$1,174

8.           Income taxes

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN 48 did not have a material impact on the Company’s condensed consolidated financial statements.

The Company did not have any material unrecognized tax benefits as of the date of the adoption of FIN 48 or as of June 30, 2007. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision. The

Company recorded no interest and penalties during the three and six months ended June 30, 2007 and had no accrued interest and penalties as of June 30, 2007. The Company is no longer subject to U.S. federal tax examinations by tax authorities for tax years before 2003. The Company is open to state tax audits until the applicable statute of limitations expires.

The Company’s consolidated effective income tax rate was 45.7% and 41.5% for the three months ended June 30, 2007 and 2006, respectively, and 30.0% and 41.5% for the six months ended June 30, 2007 and 2006, respectively.  The Company’s consolidated effective income tax rate was 35.9% for the fiscal year 2006. The provision for income taxes consists of provisions for federal, state and foreign income taxes. The consolidated income tax rate is a composite rate of the various locations and the applicable rates. The decrease in the estimated effective tax rate for 2007 from the fiscal year 2006 is primarily due to a decrease in nondeductible equity-based compensation and an increase in the research and development tax credit.

The Company reviews its annual effective income tax rate on a quarterly basis and makes changes as necessary. The estimated annual effective income tax rate may fluctuate due to changes in forecasted annual pretax income; changes to the valuation allowance for net deferred tax assets; changes to actual or forecasted permanent book to tax differences; impacts from future tax settlements with state, federal or foreign tax authorities; or impacts from tax law changes. In addition, the Company identifies items which are not normal and recurring in nature and treats these as discrete events which are booked entirely in the quarter in which the discrete event occurs. As of June 30, 2007, the Company determined that there were no events or changes in circumstances that indicated the need to update the December 31, 2006 deferred tax asset realization analysis.

9.           Commitments and contingencies

Agreement with R2 Technology, Inc.

In April 2005, the Company entered into an agreement with R2 Technology, Inc. (“R2”) to market R2’s lung nodule CAD software product to the Company’s customers. Under the agreement, the Company committed to provide R2 with certain minimum quarterly sales (“Applicable Minimums”) from certain R2 lung CAD related products and services (“R2 Lung CAD Products”) over a 12-quarter period ending June 30, 2008. The Company will receive a commission based on sales of R2 Lung CAD Products to the Company’s customers. To the extent the quarterly Applicable Minimum was not met, the Company would pay R2 the difference between the Applicable Minimum and the actual R2 Lung CAD Product sales achieved. As of July 13, 2006, R2 was acquired by Hologic, Inc.

The Applicable Minimum for each quarter through the second quarter of 2006 was $414,000. For each subsequent quarter, the Applicable Minimum was adjusted based on actual results but could never exceed $414,000. From third quarter of 2006 through second quarter of 2007, the Applicable Minimum every quarter was $0.  On June 30 each year during the term of the agreement, the aggregate sales of R2 Lung CAD Products in excess of the previous year aggregate Applicable Minimums were applied to the remaining potential future aggregate Applicable Minimums.  As of June 30, 2007, aggregate sales of R2 Lung CAD Products in excess of the previous aggregate Applicable Minimums exceeded the remaining potential future aggregate Applicable Minimums. As a result, as of June 30, 2007, the remaining potential aggregate Applicable Minimums was $0 through the term of the agreement which ends June 30, 2008.

In the first quarter of 2007, the Company reversed $54,000 of the $167,000 expense recorded to sales and marketing in the second quarter of 2006 relating to a shortfall from the Applicable Minimum. In the first quarter of 2006, the Company reversed $236,000 of the $410,000 expense recorded in the fourth quarter of 2005 relating to a shortfall from the Applicable Minimum.

Prior to June 30, 2007, the Company had not recognized any commission revenue relating to this agreement, as it was not considered to be fixed or determinable due to the potential for payments by the Company to R2 relating to the Applicable Minimums. On June 30, 2007, because the remaining potential aggregate Applicable Minimums was $0, the Company recognized $159,000 of commission revenue relating to this agreement, of which $58,000 was deferred in prior quarters.

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

Remainder of 2007	$505
2008	902
2009	869
2010	888
2011	907
Thereafter	76
Total	$4,147

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive summary

Vital Images, Inc. (also referred to as “we”, “us” and “our”) experienced a substantial decline in revenue during the second quarter of 2007. We believe the decrease in revenue was due to several factors, including the following:

•                  Lack of sales execution – A substantial portion of our direct sales (sales generated outside of Toshiba Medical Systems Corporation [“Toshiba”] and McKesson Information Systems, LLC [“McKesson”]) close in the last month of any given quarter.  In the second quarter of 2007, we closed a lower percentage of these sales than we had closed historically.  Additionally, more of our direct enterprise-focused deals are becoming larger, and, although they may be more profitable, they may also be more complicated, have longer sales cycles and be more difficult to close.

•                  Decline in revenue from our two largest distribution partners, Toshiba and McKesson – Although Toshiba has an annual purchase commitment under our Marketing and Distribution Agreement, the amount of revenue we recognize in any given quarter from Toshiba can be difficult to predict.  After posting record revenue of $9.9 million in the first quarter of 2007, revenue from Toshiba declined to $6.2 million in the second quarter of 2007.  Revenue from McKesson also declined, falling to $1.4 million in the second quarter of 2007, compared to $1.7 million in the first quarter of 2007.

•                  Product development delays – Vitrea® 4.0 and ViTALConnect® 4.1, originally scheduled for release in the second quarter of 2007, did not get released as scheduled. The market is awaiting these products, which will be released as soon as possible.

•                  Computed tomography (“CT”) scanner market slowdown - CT customer anticipation of faster 128- and 256-slice scanners may have delayed some purchases of new CT scanners.

•                  Deficit Reduction Act – The Deficit Reduction Act of 2005, or the DRA, which was signed into law on February 8, 2006, imposes caps on Medicare payment rates for certain imaging services, including CT, furnished in physicians’ offices and other non-hospital based settings. Under the caps, payments for specified imaging services cannot exceed the hospital outpatient payment rates for these services. This change applies to services furnished on or after January 1, 2007. The DRA also codifies a reduction in Medicare payments for certain multiple images performed on contiguous body parts, which was previously established in the 2006 Physician Fee Schedule final rule.  Although the majority of our revenue is generated from sales to hospitals as opposed to the imaging centers that are the focus of the DRA, we believe that the DRA may also be delaying or negatively impacting some hospital purchasing decisions.

The above factors had a substantial impact on our financial results for the second quarter of 2007, specifically:

•                  Revenue decreased 8% to $15.5 million, compared to $16.9 million for the second quarter of 2006.

•                  Gross margin decreased to 76% compared to 79% for the second quarter of 2006.

•                  Income (loss) before taxes was ($698,000), compared to $2.1 million for the second quarter of 2006.

•                  Net income (loss) was ($379,000), or ($0.02) per share, compared to $1.2 million, or $0.09 per diluted share, for the 2006 second quarter.

As a result of our performance in the second quarter of 2007, we reversed bonus, commission and performance equity-based compensation expenses that we had accrued in the first quarter of 2007, resulting in a total benefit of $532,000 during the 2007 second quarter.

Our results for the six months ended June 30, 2007 show moderate year-over-year revenue growth, offset by increased expenses, specifically:

•                  Total revenue increased 11% to $36.4 million compared to $32.7 million in the year-ago period.

•                  Income before taxes decreased to $2.8 million compared to pretax income of $4.6 million in the year-ago period.

•                  Net income decreased to $2.0 million, or $0.11 per diluted share, compared to $2.7 million, or $0.19 per diluted share, for the same period in 2006.

Our cash, cash equivalents and marketable securities position continued to strengthen during the six months ended June 30, 2007. Total cash, cash equivalents and marketable securities was $175.8 million as of June 30, 2007, compared to $166.0 million as of December 31, 2006. Working capital (defined as current assets less current liabilities) decreased to $160.3 million as of June 30, 2007, compared to $162.2 million as of December 31, 2006, as an additional $9.2 million of marketable securities was classified as noncurrent at June 30, 2007.

For full-year 2007, we expect revenue of $75.0 million to $80.0 million and net income of $0.23 to $0.33 per diluted share. This guidance range and the factors below do not include the potential effects of any acquisitions.

The following table summarizes our guidance for 2007:

		2007 Guidance
	2006	Low		High

Revenue (in millions)	$70.5	$75.0	to	$80.0
Growth rate		6%		13%

Net income per diluted share (1)	$0.46	$0.23	to	$0.33
Growth rate		-50%		-28%

(1)          Based on an estimate of 17.8 million weighted-average diluted common shares for 2007.

Factors considered in preparing guidance include the following estimates for 2007:

•                  Gross margin of approximately 77 percent to 78 percent.

•                  Sales and marketing expenses of approximately 42 percent to 44 percent of total revenue.

•                  Research and development expenses of approximately 19 percent to 20 percent of total revenue.

•                  General and administrative expenses of approximately 17 percent to 18 percent of total revenue.

•                  Equity-based compensation of approximately $5.7 million to $6.0 million.

•                  Depreciation and amortization of property and equipment of approximately $4.7 million to $5.0 million, and estimated capital expenditures of $5.8 million to $6.3 million.

•                  Amortization of acquired intangibles of $1.2 million.

•                  Estimated interest income of $8.7 million to $9.0 million.

•                  An effective income tax rate of approximately 33 percent to 34 percent in 2007. We continue to anticipate not paying any significant cash for income taxes for the next two to three years.

Throughout our history, a significant portion of our revenue has been generated from the U.S. radiology CT market. Going forward, we anticipate a growing contribution from other sources, including sales from an expanding picture archive and communication systems, or PACS, market, sales to medical specialists in areas other than radiology, sales of Web-based products, international sales and sales to our growing installed customer base.

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

Vitrea Software, our flagship software product, is an easy-to-use, intuitive, high-speed volume rendering technology that creates interactive two-dimensional, or 2D, three-dimensional, or 3D, and four-dimensional, or 4D, images from information generated by standard CT, MR or PET scanners. Vitrea is commonly deployed on standalone workstations, as well as on PACS, using standard computer hardware, and provides advanced visualization for radiological, cardiac, oncological and surgical applications. Vitrea renders vibrant, clear, color images at high speeds and enables users to interactively navigate within these images to visualize, measure and understand internal structures and disease conditions. We believe our user interfaces are intuitive, and they are specifically configured to assist physicians in optimizing their clinical workflow. VitreaACCESS™-Remote Software provides physicians remote access to the full suite of advanced visualization and analysis tools provided by Vitrea software. It offers a cost effective solution designed to enable users to leverage workstations by allowing secure access to Vitrea applications from any personal computer in a facility or from external locations through a virtual private network, or VPN.

ViTALConnect Software, our Web-based solution, allows multiple physicians to collaboratively use enterprise-wide advanced visualization in their medical practices. It provides radiologists and referring physicians anywhere, anytime access to interactive 2D, 3D and 4D medical images and the ability to measure, rotate, analyze and segment those images. Our latest release includes features previously available only on multimodality workstations, such as a variety of multi-planar reformat, or MPR, modes, thick slab rendering in MPR, 3D volumetric visualization with simple point of interest navigation, 4D dataset visualization, CT/PET fusion and advanced analysis tools.

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

Vitrea Option	Clinical Use
•VScore	• Quantify calcium in the four major coronary arteries
•CT Brain Perfusion	• Analyze the blood flow of stroke victims
•Innerview GI (virtual colonoscopy)	• Locate and analyze polyps in the colon
•Automated Vessel Measurements	• Characterize the course and dimensions of diseased blood vessels
•CT Cardiac	• Determine the extent of obstructive coronary artery disease
•SUREPlaque™	• Aid in evaluating, characterizing and quantifying plaque inside the coronary arteries
•Vessel Probe	• Define vascular anatomy and the extent of obstruction in vessels other than the coronary arteries
•CT Lung and Lung Tools	• Visualize and measure nodules in the lungs
•ImageChecker® CT	• Detect pulmonary nodules in the chest
•Fusion7D™	• Visualize images and fuse studies from multiple modalities, such as MR and PET
•CADstream™	• Analyze MR breast exams
•QMass™ MR	• Analyze MR cardiac images

Our software solutions are used with medical diagnostic equipment, primarily in clinical analysis and therapy planning. Our software applies proprietary technologies to a variety of data supplied by CT, MR and PET scanners to allow medical clinicians to create 2D, 3D and 4D views of human anatomy and to non-invasively navigate within these images to better visualize and understand internal structures and pathologies. We market Vitrea and ViTALConnect both as standalone software packages and as part of integrated software and hardware systems to radiologists, cardiologists, surgeons, other specialized physicians, primary care physicians and medical researchers. Our main customers are hospitals and clinics, university medical schools and diagnostic imaging companies. We market our products and services to these customers both directly through our own sales force and indirectly through digital imaging equipment manufacturers and PACS companies, who sell our products with products they either manufacture or acquire from third parties.

Our products work with equipment from all major manufacturers of diagnostic imaging systems, including Toshiba, GE Medical Systems, Siemens Medical Systems, Inc. and Philips Medical Systems. Our products may also be integrated into PACS, such as those marketed by McKesson, Sectra AB and DR Systems, Inc., and run on off-the-shelf third party computer hardware manufactured by companies such as Dell, Inc. and Hewlett-Packard Company.

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

Income Taxes

Our operations involve dealing with uncertainties and judgments in the application of complex tax regulations in a multitude of jurisdictions. The final taxes paid are dependent upon many factors, including negotiations with taxing authorities in various jurisdictions and resolution of disputes arising from federal, state and international tax audits. We recognize potential liabilities and record tax liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due. As of January 1, 2007, we follow FIN 48 guidance to record these liabilities (refer to Note 8 for additional information). We adjust these reserves in light of changing facts and circumstances; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities. If our estimate of tax liabilities proves to be less than the ultimate assessment, an additional charge to expense would result. If payment of these amounts ultimately proves to be less than the recorded amounts, the reversal of the liabilities would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary.

Results of Operations

The following table sets forth information from our Condensed Consolidated Statements of Operations, expressed as a percentage of total revenue.

	For the three months ended		For the six months ended
	June 30,		June 30,
	2007	2006	2007	2006

Revenue:
License fees	49.6%	67.2%	58.2%	68.4%
Maintenance and services	49.3	29.7	40.5	29.0
Hardware	1.1	3.1	1.3	2.6
Total revenue	100.0	100.0	100.0	100.0

Cost of revenue:
License fees	6.1	7.6	7.0	7.7
Maintenance and services	16.7	11.1	14.1	11.1
Hardware	1.0	2.0	1.0	1.7
Total cost of revenue	23.8	20.7	22.1	20.5

Gross profit	76.2	79.3	77.9	79.5

Operating expenses:
Sales and marketing	48.4	36.9	42.7	34.7
Research and development	23.9	18.4	20.0	18.8
General and administrative	22.9	15.5	19.4	15.7
Total operating expenses	95.2	70.8	82.1	69.2

Operating income (loss)	(19.0)	8.5	(4.2)	10.3

Interest income	14.5	4.1	12.1	3.7
Income (loss) before income taxes	(4.5)	12.6	7.9	14.0

Provision (benefit) for income taxes	(2.1)	5.2	2.4	5.8

Net income (loss)	(2.4)%	7.4%	5.5%	8.2%

Revenue (dollars in thousands)

	For the three months ended June 30,				For the six months ended June 30,
	2007	2006	Change		2007	2006	Change
Revenues:
License fees	$7,710	$11,369	$(3,659)	(32)%	$21,180	$22,386	$(1,206)	(5)%
Maintenance and services	7,663	5,031	2,632	52%	14,712	9,496	5,216	55%
Hardware	161	513	(352)	(69)%	467	827	(360)	(44)%
Total revenue	$15,534	$16,913	$(1,379)	(8)%	$36,359	$32,709	$3,650	11%

As previously described in the Executive Summary section at the beginning of Management’s Discussion and Analysis, revenue for the three and six months ended June 30, 2007 was affected primarily by a slowdown in sales of software licenses in the second quarter of 2007, offset by increased maintenance and services revenue from a larger installed base of customers.

License fee revenue (dollars in thousands)

	For the three months ended June 30,				For the six months ended June 30,
	2007	2006	Change		2007	2006	Change
License fee revenue:
Vitrea licenses	$2,427	$4,697	$(2,270)	(48)%	$6,916	$9,436	$(2,520)	(27)%
Vitrea options and third party software	4,861	6,261	(1,400)	(22)%	13,427	12,203	1,224	10%
Other	422	411	11	3%	837	747	90	12%
Total license fee revenue	$7,710	$11,369	$(3,659)	(32)%	$21,180	$22,386	$(1,206)	(5)%

The decrease in license fee revenue during the first three and six months of 2007 was driven primarily by a decrease in the number of Vitrea licenses sold. The decrease in sales of Vitrea options and third-party software during the 2007 second quarter was not commensurate with the decrease in Vitrea license sales due to continued sales of add-on options and third-party software to our installed base of existing customers. Top-selling options for the three and six months ended June 30, 2007 and 2006 were CT Cardiac, General Vessel Probe and Automated Vessel Measurement – all cardiovascular solutions. The following table sets forth information on license fee revenue by source:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Percent of license fee revenue:
Direct	46%	52%	39%	46%
Toshiba	44	35	52	41
McKesson	10	13	9	13
Total license fee revenue	100%	100%	100%	100%

Maintenance and services revenue (dollars in thousands)

	For the three months ended June 30,				For the six months ended June 30,
	2007	2006	Change		2007	2006	Change
Maintenance and services revenue:
Maintenance and support	$5,846	$3,706	$2,140	58%	$10,885	$7,098	$3,787	53%
Training	1,495	1,064	431	41%	3,167	1,977	1,190	60%
Installation	322	261	61	23%	660	421	239	57%
Total maintenance and services	$7,663	$5,031	$2,632	52%	$14,712	$9,496	$5,216	55%

The increase in maintenance revenue for the first three and six months of 2007 compared to the same periods in 2006 was due to a significant increase in our installed base of customers, increased pricing on maintenance related services and an increased maintenance renewal rate. The increase in training revenue for the first three and six months of 2007 compared to the same periods in 2006 was due to an increase in the number of Vitrea licenses and the impact of expired training revenue during the three and six months ended June 30, 2007. Expired training revenue for the first three and six months of 2007 was $291,000 and $614,000, respectively. No training expired during the same periods in 2006 because we began to recognize revenue from the expiration of customer rights to receive training in the fourth quarter of 2006. Installation revenue increased due to the timing of installations and increased pricing for installation services.

Hardware revenue

Hardware revenue decreased 69% to $161,000 in the second quarter of 2007, compared to $513,000 in the second quarter of 2006. Hardware revenue decreased 44% to $467,000 during the six months ended June 30, 2007, compared to $827,000 in the same period for 2006. We sell hardware as a convenience to our customers, and fluctuations are driven by individual customer purchasing preferences. Sales of hardware systems are not core to our strategy and will fluctuate from period to period depending upon the needs of our customers.

Cost of revenue and gross profit

A comparison of gross profit and gross margin by revenue category is as follows (dollars in thousands):

	For the three months ended June 30,				For the six months ended June 30,
	2007	2006	Change		2007	2006	Change
Gross profit:
License fees	$6,770	$10,082	$(3,312)	(33)%	$18,635	$19,856	$(1,221)	(6)%
Maintenance and services	5,067	3,157	1,910	61%	9,593	5,877	3,716	63%
Hardware	5	176	(171)	(97)%	94	274	(180)	(66)%
Total gross profit	$11,842	$13,415	$(1,573)	(12)%	$28,322	$26,007	$2,315	9%

Gross margin:
License fees	88%	89%			88%	89%
Maintenance and services	66%	63%			65%	62%
Hardware	3%	34%			20%	33%
Total gross margin	76%	79%			78%	80%

The decrease in license fee gross margin for the three and six months ended June 30, 2007 compared to the same periods in 2006 was due in part to an increase in the percentage of our total license fee revenue that we received from our relationship with Toshiba, as Toshiba-related sales have lower average revenue per transaction. Our gross margin was benefited by an increase in total Vitrea option revenue, which has lower associated costs. Amortization charged to cost of revenue related to the acquisition of HInnovation, Inc. in February 2004 was $279,000 for the second quarters of both 2007 and 2006 and $558,000 for the first six months of both 2007 and 2006. The HInnovation, Inc. amortization costs represented 2% of revenue each period for the three and six months ended June 30, 2007 and 2006.

Maintenance and services gross margin increased during the second quarter of 2007 compared to the same quarter in 2006 due to increased pricing on maintenance services as well as increased revenue from a growing installed base without an increase in costs at a similar rate. We will continue to invest in our training, installation, professional services and customer support areas to adequately support our growing installed base of customers. We will also continue to evaluate maintenance and services pricing as our cost structure increases, which could have an impact on maintenance and services gross margins in the future.

The decrease in hardware gross margin for the first three and six months of 2007 was attributed to discounted prices on hardware sales. The decrease in hardware gross margin for the first six months of 2007 included a maintenance and support promotion during the 2007 first quarter which provided customers with a discount on hardware if they purchased contracts for maintenance and support.

Operating expenses

The following is a comparison of operating expenses as a percent of revenue as well as the percent increase in total expense:

	Percent of revenue for the three months ended June 30,		Percent increase for the three months ended June 30,	Percent of revenue for the six months ended June 30,		Percent increase for the six months ended June 30,
	2007	2006	2006 to 2007	2007	2006	2006 to 2007
Operating expenses:
Sales and marketing	48.4%	36.9%	21%	42.7%	34.7%	37%
Research and development	23.9	18.4	19%	20.0	18.8	18%
General and administrative	22.9	15.5	36%	19.4	15.7	38%
Total operating expenses	95.2%	70.8%	24%	82.1%	69.2%	32%

Operating expenses as a percentage of revenue increased primarily due to decreased revenue for the 2007 second quarter and to the growth in the operating infrastructure for the three and six months ended June 30, 2007.

Sales and marketing

Sales and marketing expenses increased to $7.5 million in the second quarter of 2007, compared to $6.2 million in the second quarter of 2006, and increased to $15.5 million in the for the first six months of 2007, compared to $11.4 million for the first six months of 2006. The change in sales and marketing expense is as follows (dollars in thousands):

	Increase (decrease) from the		Increase (decrease) from the
	three months ended		six months ended
	June 30, 2006 to 2007		June 30, 2006 to 2007
	Amount	Percent	Amount	Percent
Salaries, benefits and bonuses	$678	32%	$1,818	47%
Trade shows and advertising	359	75%	803	93%
Overhead and other expenses	501	64%	772	47%
Travel, meals and entertainment	259	37%	582	48%
Depreciation	155	87%	292	84%
Equity-based compensation	79	15%	150	15%
R2 Technology, Inc. contract expense	(167)	(100)%	15	(22)%
Commissions	(584)	(45)%	(268)	(11)%
Total	$1,280	21%	$4,164	37%

The increase in sales and marketing expenses for the three and six months ended June 30, 2007, compared to the same periods in 2006, was primarily due to an increase in compensation costs as a result of additional personnel, higher costs for attending industry tradeshows, higher travel and entertainment costs and increased overhead and other expenses due to the growth in the operating infrastructure.  During the second quarter of 2007, we reversed $245,000 of commission expense recorded in the first quarter of 2007 due to lower estimated sales for full-year 2007. At the beginning of 2007, we increased the number of our United States sales zones from four to six to enable greater focus in each area. We had 101 and 70 sales and marketing personnel as of June 30, 2007 and 2006, respectively.

In the first quarter of 2007, we reversed $54,000 of the $167,000 expense recorded to sales and marketing in the second quarter of 2006 relating to our agreement with R2 Technology, Inc. (“R2”). In the first quarter of 2006, we reversed $236,000 of the $410,000 expense recorded in the fourth quarter of 2005 relating to our agreement with R2. See Note 9 to the Condensed Consolidated Financial Statements for further discussion.

We expect sales and marketing expenses to continue to increase in future periods primarily as a result of the need to support additional growth through the hiring of sales and marketing personnel.

Research and development

Research and development expenses increased $603,000 to $3.7 million in the second quarter of 2007, compared to $3.1 million in the second quarter of 2006, and increased $1.1 million to $7.3 million for the six months ended June 30, 2007, compared to $6.1 million for the same period in 2006. The change in research and development expense is as follows (dollars in thousands):

	Increase (decrease) from the		Increase (decrease) from the
	three months ended		six months ended
	June 30, 2006 to 2007		June 30, 2006 to 2007
	Amount	Percent	Amount	Percent
Salaries, benefits and bonuses	$564	29%	$1,250	33%
Depreciation	117	80%	231	83%
Overhead and other expenses	6	1%	89	8%
Equity-based compensation	16	9%	(157)	(33)%
Consulting	(100)	(37)%	(290)	(57)%
Total	$603	19%	$1,123	18%

The increase in research and development expenses for the three and six months ended June 30, 2007 was primarily due to an increase in compensation costs as a result of additional personnel focused on product innovation and development. We had 113 and 86 research and development personnel as of June 30, 2007 and 2006, respectively. The increase in depreciation is due to the acquisition of computer equipment resulting from an increase in headcount and significant capital additions during 2006. The decrease in equity-based compensation for the six months ended June 30, 2007 was primarily due to a $146,000 one-time charge recorded in the first quarter of 2006 related to the retirement of Vincent Argiro, our former Chief Technology Officer and founder. During 2006, we added a significant number of research and development personnel, which allowed us to rely less on outside consulting as a total percentage of research and development expense during the three and six months ended 2007.

We will continue to devote resources to develop applications focused on cardiovascular disease and oncology, PACS integration and Web-based solutions that help physicians across the hospital enterprise better serve their patients.

General and administrative

General and administrative expenses increased $939,000 to $3.6 million in the second quarter of 2007 compared to $2.6 million in the second quarter of 2006, and increased $1.9 million to $7.1 million for the first six months of 2007 compared to $5.1 million for the same period in 2006. The change in general and administrative expense is as follows (dollars in thousands):

	Increase from the		Increase from the
	three months ended		six months ended
	June 30, 2006 to 2007		June 30, 2006 to 2007
	Amount	Percent	Amount	Percent
Overhead and other expenses	$288	45%	$478	40%
Salaries, benefits and bonuses	27	2%	448	20%
Accounting, auditing and legal fees	269	116%	418	71%
Consulting	228	190%	322	105%
Equity-based compensation	127	29%	279	35%
Total	$939	36%	$1,945	38%

The increase in general and administrative expenses during the first three and six months of 2007 compared to the same periods in 2006 was primarily due to an increase in compensation costs as a result of additional personnel, increased international expansion costs, as well as increases in accounting, auditing, legal, consulting and overhead expenses due to growth in the operating infrastructure. We had 55 and 38 general and administrative personnel as of June 30, 2007 and 2006, respectively.

Equity-based compensation

On January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all equity-based payment awards based on estimated fair values. A table illustrating the allocation of equity-based compensation to the statements of operations, as well as the effect on earnings per share of all equity-based compensation, is included at Note 3 to the Condensed Consolidated Financial Statements.

The increases in equity-based compensation allocated to cost of revenue, sales and marketing and general and administrative expenses were due to increases in headcount for the three and six months ended June 30, 2007 compared to the same periods in 2006. Equity-based compensation allocated to research and development expense increased during the second quarter of 2007, compared to the 2006 second quarter due to increased headcount, and decreased for the six months ended June 30, 2007 compared to the same period in 2006, due to the $146,000 one-time charge recorded in the first quarter of 2006 related to the retirement of Vincent Argiro, who was our Chief Technology Officer and the founder of the company. The increase in the income tax benefit for the first three and six months of 2007, compared to the same period in 2006, was due to a greater amount of tax deductible equity-based compensation expense and an increase in the income tax benefit from disqualifying dispositions of incentive stock options.

Interest income

We generated $2.2 million of interest income in the second quarter of 2007, compared to $684,000 in the second quarter of 2006, and generated $4.4 million for the first six months of 2007 compared to $1.2 million for the first six months of 2006. The increase for the three and six months ended June 30, 2007 compared to the same periods in 2006 was primarily due to a higher balance of cash, cash equivalents and marketable securities, a result of the secondary offering completed in November 2006 of 3.4 million shares of common stock for net proceeds of $97.7 million, as well as cash generated by operations. Interest income represented 14.5% and 4.1% of revenue in the second quarter of 2007 and 2006, respectively, and represented 12.1% and 3.7% of revenue during the first six months of 2007 and 2006, respectively. The higher interest income was primarily the result of cash from the secondary offering and cash generated by operations, as well as higher interest rates.

Income taxes

Our consolidated effective income tax rate was 45.7% and 41.5% for the three months ended June 30, 2007 and 2006, respectively, 30.0% and 41.5% for the six months ended June 30, 2007 and 2006, respectively, and 35.9% for fiscal year 2006. The provision for income taxes consists of provisions for federal, state and foreign income taxes. The consolidated income tax rate is a composite rate of the various locations and the applicable rates. The decrease in the estimated effective tax rate from fiscal year 2006 is primarily due to a decrease in nondeductible equity-based compensation and an increase in the research and development tax credit. We expect an effective tax rate of approximately 33% to 34% in 2007 before the impact of discrete items, such as the tax benefit from disqualifying dispositions of incentive stock options, which are booked entirely in the quarter in which the event occurs.

We review our annual effective income tax rate on a quarterly basis and make changes as necessary. The estimated annual effective income tax rate may fluctuate due to changes in forecasted annual pretax income; changes to the valuation allowance for net deferred tax assets; changes to actual or forecasted permanent book to tax differences; impacts from future tax settlements with state, federal or foreign tax authorities; or impacts from tax law changes. In addition, we identify items which are not normal and recurring in nature and treat these as discrete events which are booked entirely in the quarter in which the discrete event occurs. As of June 30, 2007, we determined that there were no events or changes in circumstances that indicated the need to update the December 31, 2006 deferred tax asset realization analysis.

Effective January 1, 2007, we adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN 48 did not have a material impact on our condensed consolidated financial statements.

Liquidity and capital resources

As of June 30, 2007, we had $175.8 million in cash, cash equivalents and marketable securities, working capital (defined as current assets less current liabilities) of $160.3 million and no borrowings, as compared to $166.0 million in cash, cash equivalents and marketable securities, working capital of $162.2 million and no borrowings as of December 31, 2006.

Operating activities

During the first six months of 2007, cash provided by operations was $9.2 million, which consisted of net income of $2.0 million, an increase of $2.3 million from changes in working capital accounts, an increase of $199,000 in deferred rent relating to payments made by our Minnetonka landlord for our benefit, and an increase of $4.7 million from other non-cash operating activities. Changes in working capital accounts primarily related to a decrease in accrued expenses and other liabilities of $1.3 million, due primarily to the payment of 2006 bonuses during the first six months of 2007; a decrease in accounts payable of $340,000, due to the general timing of vendor payments; a decrease in accounts receivable of $4.5 million, due to decreased sales in the second quarter of 2007; an increase in prepaid expenses and other current assets of $1.1 million, due primarily to increases in prepaid insurance and estimated tax payments paid in the 2007 second quarter; and an increase in deferred revenue of $623,000, due to increased maintenance and service contracts and an increased customer base. Our aging remains relatively current, with less than 6% and 2% of receivables greater than 90 days past due as of June 30, 2007 and December 31, 2006, respectively.

During the first six months of 2006, cash provided by operations was $6.7 million, which consisted of net income of $2.7 million, an increase of $825,000 from changes in working capital accounts, and an increase of $3.2 million from other non-cash operating activities. Changes in working capital accounts primarily related to a decrease in accrued expenses and other liabilities of $1.5 million, due primarily to the payment in 2006 of 2005 bonuses; a decrease in accounts payable of $429,000, due to the general timing of vendor payments; an increase in prepaid expenses and other current assets of $333,000, due primarily to an increase in prepaid insurance; a decrease in accounts receivable of $945,000, due to timing of customer payments; and an increase in deferred revenue of $2.1 million, due to increased sales and an increased customer base.

Investing activities

Net cash used in investing activities was $15.5 million during the first six months of 2007. Net cash provided by investing activities was $16.7 million during the first six months of 2006.

We used $3.4 million for purchases of property and equipment during the six months ended June 30, 2007, compared to $1.8 million for the same period in 2006. The purchases for all periods were principally to expand our facilities, upgrade computer equipment, purchase computer equipment for new personnel, and begin implementation of an enterprise resource planning (ERP) system. We anticipate that we will continue to purchase property and equipment in the normal course of business. The amount and timing of these purchases and the related cash outflows in future periods are difficult to predict and depend on a number of factors, including the hiring of employees and the rate of change of computer hardware.

We used $27.6 million to purchase investments in marketable securities during the first six months of 2007, compared to $12.7 million for the same period in 2006. We realized $15.5 million of proceeds from maturities and sales of marketable securities during the first six months of 2007, compared to $31.2 million for the same period in 2006. As of June 30, 2007, our marketable securities consisted of U.S. government obligations, U.S. government agency obligations and corporate commercial obligations.

Financing activities

Cash provided by financing activities totaled $3.7 million and $5.7 million for the first six months of 2007 and 2006, respectively. Proceeds from the sale of common stock under stock plans were $2.4 million and $2.9 million during the first six months of 2007 and 2006, respectively. The remaining increase in the first six months of 2007 and 2006 related to the excess tax benefit from stock transactions.

We have never paid or declared any cash dividends and do not intend to pay dividends in the foreseeable future.

Off-balance-sheet arrangements

We did not have any off-balance sheet arrangements as of June 30, 2007 or December 31, 2006.

Agreement with R2 Technology, Inc.

In the first quarter of 2007, we reversed $54,000 of the $167,000 expense recorded to sales and marketing in the second quarter of 2006 relating to our agreement with R2 Technology, Inc. (“R2”). In the first quarter of 2006, we reversed $236,000 of the $410,000 expense recorded in the fourth quarter of 2005 relating to our agreement with R2. As of June 30, 2007, there were no remaining potential aggregate applicable minimums under the agreement through the term of the agreement, which ends June 30, 2008. See Note 9 to the Condensed Consolidated Financial Statements for further discussion.

Other purchase commitments

We had no significant outstanding purchase orders as of June 30, 2007. We have entered into a number of technology licensing agreements that provide for the payment of royalties when we sell Vitrea and ViTALConnect. We are not obligated for any minimum payments under such agreements.

Foreign currency transactions

Substantially all of our foreign transactions are negotiated, invoiced and paid in U.S. dollars.

Inflation

We believe inflation has not had a material effect on our operations or financial condition.

Recent accounting pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 applies to other accounting standards that require or permit fair value measurements. Accordingly, it does not require any new fair value measurement. SFAS 157 will be effective for us on January 1, 2008. We are currently evaluating the impact the adoption of SFAS 157 will have on our financial position and results of operations.

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

Factors that may impact forward-looking statements include, among others, our abilities to maintain the technological competitiveness of our current products, develop new products, successfully market our products, respond to competitive developments, develop and maintain partnerships with providers of complementary technologies, identify and close mergers and acquisitions, manage our costs and the challenges that may come with growth of our business, and attract and retain qualified sales, technical and management employees. We are also affected by the growth and regulation of the medical technology industry, including the acceptance of enterprise-wide advanced visualization by hospitals, clinics, and universities, product clearances and approvals by the United States Food and Drug Administration and similar regulatory bodies outside the United States, and reimbursement and regulatory practices by Medicare, Medicaid, and private third-party payer organizations. We are also affected by other factors identified in our filings with the Securities and Exchange Commission, some of which are set forth in the section entitled “Item 1A.Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006 (and many of which we have discussed in prior filings). Although we have attempted to list comprehensively these important factors, we also wish to caution investors that other factors may prove to be important in the future in affecting our operating results. New factors emerge from time to time, and it is not possible for us to predict all of these factors, nor can we assess the impact each factor or combination of factors may have on our business.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosure.

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

Changes in internal control over financial reporting

There were no changes in internal control over financial reporting during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

a)              We held an Annual Meeting of Shareholders on May 22, 2007.

b)             At the Annual Meeting of Shareholders, Douglas M. Pihl, Jay D. Miller, James B. Hickey, Jr., Gregory J. Peet, Richard W. Perkins, Michael W. Vannier, M.D. and Sven A. Wehrwein, constituting all of the members of our Board, were elected to the Board.

c)              At the Annual Meeting of Shareholders held on May 22, 2007, the following proposals were adopted by the votes indicated:

1.                           Elect a Board of Directors to hold offices until the next Annual Meeting of Shareholders and until their successors are elected and qualified.

	Number of Shares Voted
	For	Withheld
Douglas M. Pihl	13,081,801	2,384,366
Jay D. Miller	15,300,265	165,902
James B. Hickey, Jr.	15,298,240	167,927
Gregory J. Peet	15,221,540	244,627
Richard W. Perkins	15,172,094	294,073
Michael W. Vannier, M.D.	15,247,542	218,625
Sven A. Wehrwein	15,285,095	181,072

2.                           Approve a proposed amendment to the Company’s Articles of Incorporation increasing the number of authorized shares of common stock to 40 million shares.

Number of Shares Voted			Broker Non-votes
For	Against	Abstaining
12,440,786	2,457,710	567,667	—

3.                           Ratify the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the year ending December 31, 2007.

Number of Shares Voted			Broker Non-votes
For	Against	Abstaining
15,437,620	19,269	9,277	—

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

VITAL IMAGES, INC.

August 9, 2007	/s/ Michael H. Carrel
Michael H. Carrel
Chief Operating Officer and Chief Financial Officer (Chief Financial Officer and Chief Accounting Officer)