Form 10-Q
period 2007-09-30
VITAL IMAGES INC
filed 2007-11-09
CIK 912888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Yes   ☐   No   ☒

On November 5, 2007, there were 17,132,240 shares of the Registrant’s common stock, par value $.01 per share, outstanding.

Vital Images, Inc.
Form 10-Q
September 30, 2007

Part I. Financial Information

Item 1. Financial Statements

Vital Images, Inc.
Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)
(Unaudited)

	September 30,	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$151,696	$144,382
Marketable securities	17,177	20,821
Accounts receivable, net	14,994	19,589
Deferred income taxes	1,661	1,661
Prepaid expenses and other current assets	2,952	1,928
Total current assets	188,480	188,381
Marketable securities	10,022	750
Property and equipment, net	10,377	9,242
Deferred income taxes	9,268	8,969
Licensed technology, net	—	90
Other intangible assets, net	2,113	3,209
Goodwill	9,089	9,089
Total assets	$229,349	$219,730

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,091	$3,830
Accrued compensation	3,246	3,977
Accrued royalties	1,292	1,158
Other current liabilities	1,626	2,083
Deferred revenue	15,952	15,131
Total current liabilities	25,207	26,179
Deferred revenue	1,036	1,174
Deferred rent	1,370	1,475
Total liabilities	27,613	28,828

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock: $0.01 par value; 5,000 shares authorized; none issued or outstanding	—	—
Common stock: $0.01 par value; 40,000 shares authorized; 17,128 issued and outstanding as of September 30, 2007; and 16,908 shares issued and outstanding as of December 31, 2006	171	169
Additional paid-in capital	197,552	189,669
Retained earnings	3,973	1,053
Accumulated other comprehensive income	40	11
Total stockholders’ equity	201,736	190,902
Total liabilities and stockholders’ equity	$229,349	$219,730

 The accompanying notes are an integral part of the condensed consolidated financial statements.

Vital Images, Inc.
Condensed Consolidated Income Statements

(In thousands, except per share amounts)
(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenue:
License fees	$9,406	$11,650	$30,586	$34,036
Maintenance and services	7,464	5,747	22,176	15,243
Hardware	245	384	712	1,211
Total revenue	17,115	17,781	53,474	50,490

Cost of revenue:
License fees	995	1,116	3,540	3,646
Maintenance and services	2,416	2,048	7,535	5,667
Hardware	133	306	506	859
Impairment of patent	242	—	242	—
Total cost of revenue	3,786	3,470	11,823	10,172

Gross profit	13,329	14,311	41,651	40,318

Operating expenses:
Sales and marketing	7,380	6,256	22,918	17,630
Research and development	4,039	3,394	11,298	9,530
General and administrative	3,057	2,799	10,127	7,924
Total operating expenses	14,476	12,449	44,343	35,084

Operating income (loss)	(1,147)	1,862	(2,692)	5,234

Interest income	2,294	791	6,687	1,990
Income before income taxes	1,147	2,653	3,995	7,224
Provision for income taxes	220	1,029	1,075	2,926
Net income	$927	$1,624	$2,920	$4,298

Net income per share – basic	$0.05	$0.12	$0.17	$0.33
Net income per share – diluted	$0.05	$0.12	$0.17	$0.31

Weighted average common shares outstanding - basic	17,019	13,279	16,947	13,140
Weighted average common shares outstanding - diluted	17,364	14,027	17,476	13,941

The accompanying notes are an integral part of the condensed consolidated financial statements.

Vital Images, Inc.
Condensed Consolidated Statements of Cash Flows

(In thousands)
(Unaudited)

	For the nine months ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net income	$2,920	$4,298
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	3,288	2,021
Amortization of identified intangibles	944	1,053
Impairment of patent	242	—
Provision for doubtful accounts	175	—
Deferred income taxes	1,075	2,927
Excess tax benefit from stock transactions	(1,334)	(3,222)
Amortization of discount and accretion of premium on marketable securities	(575)	(256)
Employee stock-based compensation	4,237	3,713
Non-employee stock-based compensation	—	12
Amortization of deferred rent	(248)	(140)
Changes in operating assets and liabilities:
Accounts receivable	4,420	(2,909)
Prepaid expenses and other assets	(1,025)	(447)
Accounts payable	(300)	(627)
Accrued expenses and other liabilities	(1,428)	(787)
Deferred revenue	683	3,801
Deferred rent	199	—
Net cash provided by operating activities	13,273	9,437

Cash flows from investing activities:
Purchases of property and equipment	(4,861)	(3,304)
Purchases of marketable securities	(36,428)	(25,006)
Proceeds from maturities of marketable securities	30,634	32,937
Proceeds from sale of marketable security	750	—
Net cash (used in) provided by investing activities	(9,905)	4,627

Cash flows from financing activities:
Proceeds from sale of common stock under stock plans	2,612	4,029
Excess tax benefit from stock transactions	1,334	3,222
Net cash provided by financing activities	3,946	7,251

Net increase in cash and cash equivalents	7,314	21,315
Cash and cash equivalents, beginning of period	144,382	20,845
Cash and cash equivalents, end of period	$151,696	$42,160

The accompanying notes are an integral part of the condensed consolidated financial statements.

Vital Images, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.                Basis of presentation

The accompanying unaudited condensed consolidated financial statements of Vital Images, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, for a fair statement have been included. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the year ending December 31, 2007. The December 31, 2006 condensed consolidated balance sheet information was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

2.           Major customer and geographic data

The following customers accounted for more than 10% of the Company’s total revenue for at least one of the periods indicated (dollars in thousands):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Toshiba Medical Systems Corporation	$8,619	$7,636	$24,736	$20,302
Percentage of total revenue	50%	43%	46%	40%
McKesson Information Systems LLC	$1,782	$1,400	$4,955	$4,909
Percentage of total revenue	10%	8%	9%	10%

As of September 30, 2007 and December 31, 2006, Toshiba Medical Systems Corporation accounted for 33% and 41% of accounts receivable, respectively. As of September 30, 2007 and December 31, 2006, McKesson Information Systems LLC accounted for 11% and 14% of accounts receivable, respectively.

Revenue by geographic area is summarized as follows (dollars in thousands):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
United States	$14,261	$14,831	$44,103	$42,493
Europe	1,711	1,711	5,615	4,360
Asia and Pacific Region	529	486	1,781	1,627
Other Foreign Countries	614	753	1,975	2,010
Totals	$17,115	$17,781	$53,474	$50,490
Export revenue as a percent of total revenue	17%	17%	18%	16%

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

The following table illustrates how equity-based compensation was allocated to the income statements (in thousands):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Cost of revenue	$88	$98	$300	$277
Sales and marketing	646	544	1,782	1,530
Research and development	202	156	528	639
General and administrative	555	486	1,627	1,279
Total equity-based compensation expense	$1,491	$1,284	$4,237	$3,725

As of September 30, 2007, approximately $10.1 million of unrecognized compensation expense related to stock options was expected to be recognized over a weighted-average period of 2.6 years. As of September 30, 2007, approximately $1.5 million of unrecognized compensation expense related to restricted stock awards was expected to be recognized over a weighted-average period of 1.9 years.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. The Black-Scholes option valuation model requires the development of assumptions that are input into the model. These assumptions are the expected stock volatility, the risk-free interest rate, the option’s expected life and the dividend yield on the underlying stock.

For purposes of calculating the fair value of options under SFAS 123(R), the weighted-average fair value of options granted was $8.27 and $13.73 for the three and nine months ended September 30, 2007, respectively, and $12.01 and $13.45 for the three and nine months ended September 30, 2006, respectively. The weighted-average fair values for the options were based on the fair values on the dates of grant. The fair values for the options were calculated using the Black-Scholes option-pricing model, with the following weighted-average assumptions and expense adjusted using the following expected forfeiture rate assumptions:

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2007	2006	2007	2006
Expected option life	3.75 years	3.75 years	3.75 years	3.78 years
Expected volatility factor	50%	56%	52%	51%
Expected dividend yield	0%	0%	0%	0%
Risk-free interest rate	4.32%	4.72%	4.49%	4.67%
Expected forfeiture rate	1.01%	1.12%	1.06%	1.12%

In the first quarter of 2007, the Company granted shares of restricted stock with performance-based vesting to certain employees. The Company granted a total of 13,500 restricted shares with a total grant-date fair value of $464,000. The awards vest upon achievement of certain Company performance metrics for fiscal years 2007 through 2009. One-third of each award will vest on each of the Company’s Form 10-K filing dates for the years ending December 31, 2007, 2008 and 2009 if the performance metrics are met for the respective fiscal year. Should the performance metrics not be met for a given year, the unvested portion will carry forward to the next fiscal year and may vest if that year’s metric is met. As of the Company’s Form 10-K filing date for the year ended December 31, 2009, any unvested portion of the award will be forfeited. As of September 30, 2007, the Company did not consider the achievement of the performance metrics for the year ending December 31, 2007 to be probable. Therefore, no equity-based compensation expense for the awards was recognized for the nine months ended September 30, 2007. The amount of the expense related to the awards not recognized as of September 30, 2007 but which may be recognized in future periods if performance metrics are met was $87,000. The first quarter of 2007 was the first period in which the Company granted restricted stock awards with performance-based vesting.

The following table summarizes stock option activity for the nine months ended September 30, 2007:

Shares Underlying
Options
Total outstanding as of December 31, 2006	1,797,179
Options granted	449,945
Options exercised	(202,689)
Options cancelled	(44,655)
Total outstanding as of September 30, 2007	1,999,780

Options granted during the nine months ended September 30, 2007 primarily consisted of the Company’s annual grant to employees in the first quarter of 2007.

4.           Per share data

Basic net income per share is computed using net income and the weighted-average number of common shares outstanding. Diluted net income per share reflects the weighted-average number of common shares outstanding plus any potentially dilutive shares outstanding during the period. Potentially dilutive shares consist of shares issuable upon the exercise of stock options, as well as unvested restricted stock.

The computations for basic and diluted net income per share are as follows (in thousands, except per share amounts):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Numerator:
Net income	$927	$1,624	$2,920	$4,298

Denominator:
Denominator for weighted average common shares outstanding - basic	17,019	13,279	16,947	13,140
Dilution associated with the Company’s stock-based compensation plans	345	679	529	778
Dilution associated with contingent stock consideration relating to acquisition of HInnovation, Inc.	—	69	—	23
Denominator for weighted average common shares outstanding – diluted	17,364	14,027	17,476	13,941

Net income per share — basic	$0.05	$0.12	$0.17	$0.33
Net income per share — diluted	$0.05	$0.12	$0.17	$0.31

Antidilutive stock options and restricted stock awards excluded from above calculation	1,012	344	800	281

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

The components of comprehensive income were as follows (in thousands):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Net income	$927	$1,624	$2,920	$4,298
Other comprehensive income:
Net change in unrealized gain or loss on available-for-sale investments, net of tax	12	6	6	17
Cumulative translation adjustment	15	—	23	—
Comprehensive income	$954	$1,630	$2,949	$4,315

6.                                      Other intangible assets

Acquired intangible assets subject to amortization were as follows (in thousands):

	September 30, 2007			December 31, 2006
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Value	Amortization	Value	Value	Amortization	Value
Existing software technology	$3,400	$(2,479)	$921	$3,400	$(1,966)	$1,434
Patents and patent applications	2,500	(1,308)	1,192	3,000	(1,242)	1,758
Non-compete/employment agreements	—	—	—	500	(483)	17
Total intangible assets subject to amortization	$5,900	$(3,787)	$2,113	$6,900	$(3,691)	$3,209

During the three months ended September 30, 2007, the Company recognized a $242,000 patent impairment charge related to a patent application acquired in the HInnovation, Inc. acquisition in February 2004. This patent application was rejected by the United States Patent and Trademark Office (“Patent Office”) on August 23, 2007, and the Company decided not to pursue this application further.

Intangible assets subject to amortization are amortized on a straight-line basis over the estimated period of benefit. Amortization expense related to other intangible assets was $279,000 and $321,000 for the three months ended September 30, 2007 and 2006, respectively. Amortization expense related to other intangible assets was $854,000 and $963,000 for the nine months ended September 30, 2007 and 2006, respectively. The estimated future amortization expense for identified intangible assets as of September 30, 2007 is as follows (in thousands):

Remainder of 2007	$261
2008	1,044
2009	426
2010	360
2011	22
$2,113

The preceding expected amortization expense is an estimate. Actual amortization expense may differ from estimates due to additional intangible asset acquisitions, impairment of intangible assets, accelerated amortization of intangible assets and other events. A patent acquired in the HInnovation, Inc. acquisition having a $950,000 net book value as of September 30, 2007 is currently under review by the Patent Office.

7.           Deferred revenue

The components of deferred revenue were as follows:

	September 30,	December 31,
	2007	2006
Maintenance and support	$11,538	$10,750
Training	3,390	4,272
Installation	577	476
Software	1,003	409
Hardware and other	480	398
Total deferred revenue	16,988	16,305
Less current portion	(15,952)	(15,131)
Long-term portion of deferred revenue	$1,036	$1,174

8.           Income taxes

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN 48 did not have a material impact on the Company’s condensed consolidated financial statements. Additionally, the adoption of FIN 48 had no impact on retained earnings or the gross liability for uncertain tax positions.

The Company did not have any material unrecognized tax benefits as of the date of the adoption of FIN 48 or as of September 30, 2007. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision. The Company recorded no interest and penalties during the three and nine months ended September 30, 2007 and had no accrued interest and penalties as of September 30, 2007. The Company is no longer subject to U.S. federal tax examinations by tax authorities for tax years before 2003. The Company is open to state tax audits until the applicable statute of limitations expires.

The Company’s consolidated effective income tax rate was 19.2% and 38.8% for the three months ended September 30, 2007 and 2006, respectively, and 26.9% and 40.5% for the nine months ended September 30, 2007 and 2006, respectively. The Company’s consolidated effective income tax rate was 35.9% for the fiscal year 2006. The provision for income taxes consists of provisions for federal, state and foreign income taxes. The consolidated income tax rate is a composite rate of the various jurisdictions and the applicable rates. The decrease in the estimated effective tax rate for 2007 from the fiscal year 2006 is primarily due to a decrease in the estimated pretax results and that research and development credits have a greater impact on the effective tax rate at lower income levels.

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

In assessing the realizability of the Company’s deferred tax assets as of September 30, 2007, the Company considered evidence regarding its ability to generate sufficient future taxable income to realize its deferred tax assets. The primary evidence considered included the cumulative pretax income for financial reporting purposes for the three years ended September 30, 2007; the estimated impact of future tax deductions from the exercise of stock options outstanding as of September 30, 2007; and the estimated future taxable income based on historical operating results.

After giving consideration to these factors, the Company determined that there was no need to adjust its valuation allowance for deferred tax assets. Based on this analysis, it is more likely than not that the tax loss carryforwards will be realized prior to their expiration and that other tax credits that expire prior to 2010 will not be utilized due to the estimated future tax deductions from the exercise of stock options outstanding as of September 30, 2007 as well as utilization of tax loss carryforwards. As a result, the Company had a valuation allowance of $185,000 as of September 30, 2007 and December 31, 2006 relating to net operating losses and tax credits that expire prior to 2010.

If the Company adjusts either its estimates of future taxable income or tax deductions from the exercise of stock options, or the Company’s stock price increases significantly without an increase in its taxable income, causing the Company to believe that its deferred tax assets will not be utilized, the Company may need to establish additional valuation allowances on its deferred tax assets, which could materially impact its financial position and results of operations.

9.           Commitments and contingencies

Operating lease commitments

The Company rents office space and certain office equipment under operating leases. In addition to minimum lease payments, the office leases require payment of a proportionate share of real estate taxes and building operating expenses. The minimum lease payments, excluding estimated taxes and operating cost rent obligations, are approximately the following amounts (in thousands):

Remainder of 2007	$253
2008	902
2009	869
2010	888
2011	907
Thereafter	76
Total	$3,895

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive summary

Vital Images, Inc. (also referred to as “we”, “us” and “our”) third quarter 2007 results were an improvement from our 2007 second quarter results but below our 2006 third quarter. We believe the decrease in revenue was due to several factors, principally the following:

•                  Slowdowns in the computed tomography (“CT”) scanner and picture archive and communication systems (“PACS”) markets – The slowdowns in the scanner and PACS markets negatively affected our ability to increase revenue to the extent we anticipated at the beginning of the quarter. We believe customers are anticipating the release of next-generation, faster CT scanners and delaying purchases until they become available.

•                  Deficit Reduction Act – The Deficit Reduction Act of 2005, or the DRA, which was signed into law on February 8, 2006, imposes caps on Medicare payment rates for certain imaging services, including CT, furnished in physicians’ offices and other non-hospital based settings. Under the caps, payments for specified imaging services cannot exceed the hospital outpatient payment rates for these services. This change applies to services furnished on or after January 1, 2007. The DRA also codifies a reduction in Medicare payments for certain multiple images performed on contiguous body parts, which was previously established in the 2006 Physician Fee Schedule final rule. Although the majority of our revenue is generated from sales to hospitals instead of the imaging centers that are the focus of the DRA, we believe that the DRA may also be delaying or negatively impacting some hospital purchasing decisions, such as for hospitals with internal imaging centers.

•                  Execution – A substantial portion of our direct sales (that is, sales generated other than through our resellers, such as Toshiba Medical Systems Corporation (“Toshiba”) and McKesson Information Systems, LLC(“McKesson”)) close in the last month of each quarter. In the third quarter of 2007, we closed a lower percentage of these sales than we had closed historically.

The above factors had a substantial negative impact on our financial results for the third quarter of 2007.

•                  Revenue decreased 4% to $17.1 million, compared to $17.8 million for the third quarter of 2006.

•                  Gross margin decreased to 78%, compared to 80% for the third quarter of 2006.

•                  Income before taxes was $1.1 million, compared to $2.7 million for the third quarter of 2006.

•                  Net income was $927,000, or $0.05 per diluted share, compared to $1.6 million, or $0.12 per diluted share, for the 2006 third quarter.

Our results for the nine months ended September 30, 2007 show moderate year-over-year revenue growth, offset by increased expenses.

•                  Total revenue increased 6% to $53.5 million for the nine months ended September 30, 2007, compared to $50.5 million in the year-ago period.

•                  Gross margin decreased to 78% for the nine months ended September 30, 2007, compared to 80% for the same period in 2006.

•                  Income before taxes decreased to $4.0 million, compared to pretax income of $7.2 million in the year-ago period.

•                  Net income decreased to $2.9 million, or $0.17 per diluted share, compared to $4.3 million, or $0.31 per diluted share, for the same period in 2006.

Our cash, cash equivalents and marketable securities position continued to strengthen during the three and nine months ended September 30, 2007. Total cash, cash equivalents and marketable securities was $178.9 million as of September 30, 2007, compared to $175.8 million as of June 30, 2007 and $166.0 million as of December 31, 2006. Working capital (defined as current assets less current liabilities) increased to $163.3 million as of September 30, 2007, compared to $160.3 million as of June 30, 2007 and $162.2 million as of December 31, 2006.

Throughout our history, a significant portion of our revenue has been generated from the U.S. radiology CT market. Going forward, we anticipate a growing contribution from other sources, including sales from the PACS market, sales to medical specialists in areas other than radiology, sales of Web-based products, international sales and sales to our growing installed customer base.

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

Vitrea Option	Clinical Use
•VScore	—Quantify calcium in the four major coronary arteries
•CT Brain Perfusion	—Analyze the blood flow of stroke victims
•Innerview GI (virtual colonoscopy)	—Locate and analyze polyps in the colon
•Automated Vessel Measurements	—Characterize the course and dimensions of diseased blood vessels
•CT Cardiac	—Determine the extent of obstructive coronary artery disease
•SUREPlaque™	—Aid in evaluating, characterizing and quantifying plaque inside the coronary arteries
•Vessel Probe	—Define vascular anatomy and the extent of obstruction in vessels other than the coronary arteries
•CT Lung and Lung Tools	—Visualize and measure nodules in the lungs
•ImageChecker® CT	—Detect pulmonary nodules in the chest
•Fusion7D™	—Visualize images and fuse studies from multiple modalities, such as MR and PET
•CADstream™	—Analyze MR breast exams
•QMass™ MR	—Analyze MR cardiac images
•EP Planning	— 3D advanced visualization and modeling tool for the electrophysiology lab

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

Our products work with equipment from all major manufacturers of diagnostic imaging systems, including Toshiba, GE Medical Systems, Siemens Medical Systems, Inc. and Philips Medical Systems. Our products may also be integrated into PACS, such as those marketed by McKesson, Sectra AB and DR Systems, Inc., and run on off-the-shelf third-party computer hardware.

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

Critical accounting policies and estimates

Our discussion and analysis of financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. We have adopted various accounting policies to prepare the condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. The most significant accounting policies are disclosed in Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. We continually evaluate our critical accounting policies and estimates. We discuss our critical accounting estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. The adoption of FIN 48 was the only significant change in our critical accounting policies or estimates since December 31, 2006.

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

Results of Operations

The following table sets forth information from our Condensed Consolidated Income Statements, expressed as a percentage of total revenue.

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2007	2006	2007	2006

Revenue:
License fees	55.0%	65.5%	57.2%	67.4%
Maintenance and services	43.6	32.3	41.5	30.2
Hardware	1.4	2.2	1.3	2.4
Total revenue	100.0	100.0	100.0	100.0

Cost of revenue:
License fees	5.8	6.3	6.6	7.2
Maintenance and services	14.1	11.5	14.1	11.2
Hardware	0.8	1.7	0.9	1.7
Impairment of patent	1.4	—	0.5	—
Total cost of revenue	22.1	19.5	22.1	20.1

Gross profit	77.9	80.5	77.9	79.9

Operating expenses:
Sales and marketing	43.1	35.2	42.9	34.9
Research and development	23.6	19.1	21.1	18.9
General and administrative	17.9	15.7	18.9	15.7
Total operating expenses	84.6	70.0	82.9	69.5

Operating income (loss)	(6.7)	10.5	(5.0)	10.4

Interest income	13.4	4.4	12.5	3.9
Income before income taxes	6.7	14.9	7.5	14.3

Provision for income taxes	1.3	5.8	2.0	5.8
Net income	5.4%	9.1%	5.5%	8.5%

Revenue (dollars in thousands)

	For the three months ended				For the nine months ended
	September 30,				September 30,
	2007	2006	Change		2007	2006	Change
Revenue:
License fees	$9,406	$11,650	$(2,244)	(19)%	$30,586	$34,037	$(3,451)	(10)%
Maintenance and services	7,464	5,747	1,717	30%	22,176	15,243	6,933	45%
Hardware	245	384	(139)	(36)%	712	1,210	(498)	(41)%
Total revenue	$17,115	$17,781	$(666)	(4)%	$53,474	$50,490	$2,984	6%

Revenue for the three and nine months ended September 30, 2007 was affected primarily by decreased sales of software licenses in the second and third quarters of 2007 primarily due to the slowdowns in the CT scanner and PACS markets, offset by increased maintenance and services revenue from a larger installed base of customers.

License fee revenue (dollars in thousands)

	For the three months ended				For the nine months ended
	September 30,				September 30,
	2007	2006	Change		2007	2006	Change
License fee revenue:
Vitrea licenses	$3,111	$4,196	$(1,085)	(26)%	$10,027	$13,632	$(3,605)	(26)%
Vitrea options and third party software	5,869	7,184	(1,315)	(18)%	19,296	19,387	(91)	(0)%
Other	426	270	156	58%	1,263	1,018	245	24%
Total license fee revenue	$9,406	$11,650	$(2,244)	(19)%	$30,586	$34,037	$(3,451)	(10)%

The decrease in license fee revenue during the three and nine months ended September 30, 2007 was driven primarily by a decrease in the number of Vitrea licenses sold. Sales of Vitrea options and third-party software during the 2007 third quarter did not decrease at the same rate as Vitrea license sales due to continued sales of add-on options to our installed base of existing customers. Top-selling options for the three and nine months ended September 30, 2007 and 2006 were General Vessel Probe, Automated Vessel Measurement and CT Cardiac – all cardiovascular solutions. The following table sets forth information on license fee revenue by source:

	For the three months ended		For the nine months
	September 30,		ended September 30,
	2007	2006	2007	2006
Percent of license fee revenue:
Direct	26%	43%	36%	45%
Toshiba	63	49	55	44
McKesson	11	8	9	11
Total license fee revenue	100%	100%	100%	100%

Maintenance and services revenue (dollars in thousands)

	For the three months ended				For the nine months ended
	September 30,				September 30,
	2007	2006	Change		2007	2006	Change
Maintenance and services revenue:
Maintenance and support	$5,862	$4,269	$1,593	37%	$16,747	$11,367	$5,380	47%
Training	1,350	1,189	161	14%	4,517	3,166	1,351	43%
Installation	252	289	(37)	(13)%	912	710	202	28%
Total maintenance and services	$7,464	$5,747	$1,717	30%	$22,176	$15,243	$6,933	45%

The increase in maintenance and support revenue for the three and nine months ended September 30, 2007, compared to the same periods in 2006, was due to a significant increase in our installed base of customers, increased pricing on maintenance related services and an increased maintenance renewal rate. The increase in training revenue for the three and nine months ended September 30, 2007, compared to the same periods in 2006, was due to an increase in the number of Vitrea licenses sold and the recognition of revenue from the expiration of rights held by customers to receive training for our software during the three and nine months ended September 30, 2007. Revenue from the expiration of training rights for the three and nine months ended September 30, 2007 was $415,000 and $1.0 million, respectively. No revenue was recognized during the same periods in 2006 from the expiration of training rights because we began to recognize revenue from the expiration of customer rights to receive training in the fourth quarter of 2006. Installation revenue increased due to the timing of installations and increased pricing for installation services.

Hardware revenue

Hardware revenue decreased 36% to $245,000 in the third quarter of 2007, compared to $384,000 in the third quarter of 2006. Hardware revenue decreased 41% to $712,000 during the nine months ended September 30, 2007, compared to $1.2 million in the same period for 2006. We sell hardware as a convenience to our customers, and fluctuations in hardware revenue are driven by individual customer purchasing preferences. Sales of hardware systems are not core to our strategy and will fluctuate from period to period depending upon the needs of our customers.

Cost of revenue and gross profit

A comparison of gross profit and gross margin by revenue category is as follows (dollars in thousands):

	For the three months ended				For the nine months ended
	September 30,				September 30,
	2007	2006	Change		2007	2006	Change
Gross profit:
License fees	$8,412	$10,535	$(2,123)	(20)%	$27,047	$30,391	$(3,344)	(11)%
Maintenance and services	5,047	3,699	1,348	36%	14,640	9,576	5,064	53%
Hardware	112	77	35	45%	206	351	(145)	(41)%
Impairment of patent	(242)	—	(242)	(100)%	(242)	—	(242)	(100)%
Total gross profit	$13,329	$14,311	$(982)	(7)%	$41,651	$40,318	$1,333	3%

Gross margin:
License fees	89%	90%			88%	89%
Maintenance and services	68%	64%			66%	63%
Hardware	46%	20%			29%	29%
Total gross margin (1)	78%	80%			78%	80%

(1) Total gross margin percentage reflects patent impairment charges of $242,000 for the three and nine months ended September 30, 2007 that are not included in the revenue category gross profit percentages in this table.

The decrease in license fee gross margin for the three and nine months ended September 30, 2007 compared to the same periods in 2006 was due in part to an increase in the percentage of our total license fee revenue that we received from our relationship with Toshiba, as Toshiba-related sales have lower average revenue per license. Amortization charged to cost of revenue related to the acquisition of HInnovation, Inc. in February 2004 was $279,000 for the third quarters of both 2007 and 2006 and $837,000 for the first nine months of both 2007 and 2006. The HInnovation, Inc. amortization costs represented 3% of license fee revenue for the three and nine months ended September 30, 2007 and 2% for the three and nine months ended September 30, 2006.

Maintenance and services gross margin increased during the three and nine months ended September 30, 2007, compared to the same periods in 2006, due to increased pricing on maintenance services as well as increased revenue from a growing installed base without an increase in costs at a similar rate. We will continue to invest in our training, installation, professional services and customer support areas to adequately support our growing installed base of customers. We will also continue to evaluate maintenance and services pricing as our cost structure increases, which could have an impact on maintenance and services gross margins in the future.

Hardware gross margin increased for the three months ended September 30, 2007 due to more steeply discounted prices on hardware sales during the same period in 2006. The gross margin for the first nine months of 2007 was consistent with the same period in 2006.

Total gross margin for the three and nine months ended September 30, 2007 was affected by a $242,000 impairment charge related to a patent application acquired in the HInnovation, Inc. acquisition in February 2004. This patent application was rejected by the United States Patent and Trademark Office (“Patent Office”)on August 23, 2007, and we have decided not to pursue this application further. Another patent acquired in the HInnovation, Inc. acquisition having a $950,000 net book value as of September 30, 2007 is currently under review by the Patent Office.

Operating expenses

The following is a comparison of operating expenses as a percent of revenue as well as the percent increase in total expense:

			Percent increase			Percent increase
	Percent of revenue for the		for the three	Percent of revenue for		for the nine months
	three months		months ended	the nine months		ended September
	ended September 30,		September 30,	ended September 30,		30,
	2007	2006	2006 to 2007	2007	2006	2006 to 2007
Operating expenses:
Sales and marketing	43.1%	35.2%	18%	42.9%	34.9%	30%
Research and development	23.6	19.1	19%	21.1	18.9	19%
General and administrative	17.9	15.7	9%	18.9	15.7	28%
Total operating expenses	84.6%	70.0%	16%	82.9%	69.5%	26%

Sales and marketing

Sales and marketing expenses increased to $7.4 million in the third quarter of 2007, compared to $6.3 million in the third quarter of 2006, and increased to $22.9 million in the for the first nine months of 2007, compared to $17.6 million for the first nine months of 2006. The change in sales and marketing expenses is as follows (dollars in thousands):

	Increase (decrease) from the		Increase (decrease) from the
	three months ended		nine months ended
	September 30, 2006 to 2007		September 30, 2006 to 2007
	Amount	Percent	Amount	Percent
Salaries, benefits and bonuses	$678	30%	$2,453	39%
Overhead and other expenses	247	26%	1,048	44%
Travel, meals and entertainment	298	47%	880	48%
Trade shows and advertising	(31)	(12)%	800	68%
Depreciation	150	78%	443	82%
Equity-based compensation	102	19%	252	16%
Commissions	(320)	(23)%	(588)	(15)%
Total	$1,124	18%	$5,288	30%

The increase in sales and marketing expenses for the three and nine months ended September 30, 2007, compared to the same periods in 2006, was primarily due to an increase in compensation costs as a result of additional personnel, higher costs for attending industry tradeshows, higher travel and entertainment costs and increased overhead and other expenses due to the growth in the operating infrastructure. Commission expense decreased due to sales representatives being significantly below plan relative to the prior year. At the beginning of 2007, we increased the number of our United States sales zones from four to six to enable greater focus in each area. We had 104 and 75 sales and marketing personnel as of September 30, 2007 and 2006, respectively.

We will continue to manage sales and marketing expenses based on market conditions and business opportunities.

Research and development

Research and development expenses increased $645,000 to $4.0 million in the third quarter of 2007, compared to $3.4 million in the third quarter of 2006, and increased $1.8 million to $11.3 million for the nine months ended September 30, 2007, compared to $9.5 million for the same period in 2006. The change in research and development expenses is as follows (dollars in thousands):

	Increase (decrease) from the		Increase (decrease) from the nine
	three months ended		months ended
	September 30, 2006 to 2007		September 30, 2006 to 2007
	Amount	Percent	Amount	Percent
Salaries, benefits and bonuses	$453	20%	$1,705	28%
Overhead and other expenses	201	35%	289	17%
Depreciation	44	20%	276	55%
Equity-based compensation	46	29%	(111)	(17)%
Consulting	(99)	(48)%	(391)	(54)%
Total	$645	19%	$1,768	19%

The increase in research and development expenses for the three and nine months ended September 30, 2007 was primarily due to an increase in compensation costs as a result of additional personnel focused on product innovation and development. We had 118 and 93 research and development personnel as of September 30, 2007 and 2006, respectively. The increase in depreciation is due to the acquisition of computer equipment resulting from an increase in headcount and significant capital additions during 2006. The decrease in equity-based compensation for the nine months ended September 30, 2007 was primarily due to a $146,000 one-time charge recorded in the first quarter of 2006 related to the retirement of Vincent Argiro, our former Chief Technology Officer and founder. During 2006, we added a significant number of research and development personnel, which allowed us to rely less on outside consulting as a total percentage of research and development expenses during the three and nine months ended September 30, 2007.

We will continue to devote resources to develop applications focused on cardiovascular disease and oncology, PACS integration and Web-based solutions that help physicians across the hospital enterprise better serve their patients.

General and administrative

General and administrative expenses increased $258,000 to $3.1 million in the third quarter of 2007, compared to $2.8 million in the third quarter of 2006, and increased $2.2 million to $10.1 million for the first nine months of 2007, compared to $7.9 million for the same period in 2006. The change in general and administrative expenses is as follows (dollars in thousands):

	Increase (decrease) from		Increase from the
	the three months ended		nine months ended
	September 30, 2006 to 2007		September 30, 2006 to 2007
	Amount	Percent	Amount	Percent
Overhead and other expenses	$115	20%	$602	34%
Accounting, auditing and legal fees	27	13%	446	56%
Consulting	110	51%	432	83%
Salaries, benefits and bonuses	(63)	(5)%	375	11%
Equity-based compensation	69	14%	348	27%
Total	$258	9%	$2,203	28%

The increase in general and administrative expenses during the three and nine months ended September 30, 2007, compared to the same periods in 2006, was primarily due to increases in overhead, accounting, auditing, legal, and consulting expenses due to growth in the operating infrastructure and international expansion. The decrease in salaries, benefits and bonuses was primarily the result of reduced bonus accruals in 2007. We had 53 and 47 general and administrative personnel as of September 30, 2007 and 2006, respectively.

Equity-based compensation

On January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all equity-based payment awards based on estimated fair values. A table illustrating the allocation of equity-based compensation to the income statements is included at Note 3 to the Condensed Consolidated Financial Statements.

Equity-based compensation increased $207,000 to $1.5 million for the three months ended September 30, 2007, compared to $1.3 million in the same quarter in 2006, and increased $512,000 to $4.2 million for the nine months ended September 30, 2007, compared to $3.7 million in the same period in 2006. The increases in equity-based compensation allocated to cost of revenue, sales and marketing and general and administrative expenses were due to increases in headcount for the three and nine months ended September 30, 2007, compared to the same periods in 2006. Equity-based compensation allocated to research and development expense increased during the third quarter of 2007, compared to the 2006 third quarter, due to increased headcount, and decreased for the nine months ended September 30, 2007, compared to the same period in 2006, due to the $146,000 one-time charge recorded in the first quarter of 2006 related to the retirement of Vincent Argiro, who was our Chief Technology Officer and the founder of the company.

Interest income

We generated $2.3 million of interest income in the third quarter of 2007, compared to $791,000 in the third quarter of 2006, and generated $6.7 million for the first nine months of 2007, compared to $2.0 million for the first nine months of 2006. The increase for the three and nine months ended September 30, 2007, compared to the same periods in 2006, was primarily due to a higher balance of cash, cash equivalents and marketable securities, a result of the secondary offering completed in November 2006 of 3.4 million shares of common stock for net proceeds of $97.7 million, as well as cash generated by operations. Interest income represented 13.4% and 4.4% of revenue in the third quarter of 2007 and 2006, respectively, and represented 12.5% and 3.9% of revenue during the first nine months of 2007 and 2006, respectively.

Income taxes

Our consolidated effective income tax rate was 19.2% and 38.8% for the three months ended September 30, 2007 and 2006, respectively, 26.9% and 40.5% for the nine months ended September 30, 2007 and 2006, respectively, and 35.9% for fiscal year 2006. The provision for income taxes consists of provisions for federal, state and foreign income taxes. The consolidated income tax rate is a composite rate of the various jurisdictions and the applicable rates. The decrease in the estimated effective tax rate from fiscal year 2006 is primarily due to a decrease in the estimated pretax results and that research and development credits have a greater impact on the effective tax rate at lower income levels. We expect an effective tax rate of approximately 5% to 30% in 2007 before the impact of discrete items, such as the tax benefit from disqualifying dispositions of incentive stock options, which are booked entirely in the quarter in which the event occurs. This wide range is the result of the decrease in the estimated pretax results and the fact that research and development credits have a greater impact on the effective tax rate at lower income levels.

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

In assessing the realizability of our deferred tax assets as of September 30, 2007, we considered evidence regarding our ability to generate sufficient future taxable income to realize our deferred tax assets. The primary evidence considered included the cumulative pretax income for financial reporting purposes for the three years ended September 30, 2007; the estimated impact of future tax deductions from the exercise of stock options outstanding as of September 30, 2007; and the estimated future taxable income based on historical operating results.

After giving consideration to these factors, we determined that there was no need to adjust our valuation allowance for deferred tax assets. Based on this analysis, it is more likely than not that the tax loss carryforwards will be realized prior to their expiration and that other tax credits that expire prior to 2010 will not be utilized due to the estimated future tax deductions from the exercise of stock options outstanding as of September 30, 2007 as well as utilization of tax loss carryforwards. As a result, we had a valuation allowance of $185,000 as of September 30, 2007 and December 31, 2006 relating to net operating losses and tax credits that expire prior to 2010.

If we adjust either our estimates of future taxable income or tax deductions from the exercise of stock options, or our stock price increases significantly without an increase in our taxable income, causing us to believe that our deferred tax assets will not be utilized, we may need to establish additional valuation allowances on our deferred tax assets, which could materially impact our financial position and results of operations.

Effective January 1, 2007, we adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN 48 did not have a material impact on our condensed consolidated financial statements. Additionally, the adoption of FIN 48 had no impact on retained earnings or the gross liability for uncertain tax positions.

Liquidity and capital resources

As of September 30, 2007, we had $178.9 million in cash, cash equivalents and marketable securities, working capital (defined as current assets less current liabilities) of $163.3 million and no borrowings, as compared to $166.0 million in cash, cash equivalents and marketable securities, working capital of $162.2 million and no borrowings as of December 31, 2006.

Operating activities

During the first nine months of 2007, cash provided by operations was $13.3 million, which consisted of net income of $2.9 million, an increase of $7.8 million from other non-cash operating activities, primarily equity-based compensation and depreciation, an increase of $2.4 million from changes in working capital accounts, and an increase of $199,000 in deferred rent relating to payments made by our Minnetonka landlord for our benefit. Changes in working capital accounts primarily related to a decrease in accounts receivable of $4.4 million due to decreased sales in the third quarter of 2007, and an increase in deferred revenue of $683,000 due to increased maintenance and service contracts and an increased customer base in 2007. Our aging remains relatively current, with less than 10% of receivables greater than 90 days past due as of September 30, 2007 and December 31, 2006. The increases in cash were offset by a decrease in accrued expenses and other liabilities of $1.4 million due primarily to the payment in 2007 of 2006 bonuses; an increase in prepaid expenses and other current assets of $1.0 million due primarily to increases in prepaid insurance and estimated tax payments paid in the 2007 second quarter; and a decrease in accounts payable of $300,000 due to the general timing of vendor payments.

During the first nine months of 2006, cash provided by operations was $9.4 million, which consisted of net income of $4.3 million, an increase of $6.1 million from other non-cash operating activities, and a decrease of $969,000 from changes in working capital accounts. Changes in working capital accounts primarily related to an increase in accounts receivable of $2.9 million due to timing of customer payments; a decrease in accrued expenses and other liabilities of $787,000 due primarily to the payment in 2006 of 2005 bonuses; a decrease in accounts payable of $627,000 due to the general timing of vendor payments; and an increase in prepaid expenses and other current assets of $447,000 due primarily to an increase in prepaid insurance. The decreases in cash were offset by an increase in deferred revenue of $3.8 million due to increased sales and an increased customer base.

Investing activities

Net cash used in investing activities was $9.9 million during the first nine months of 2007. Net cash provided by investing activities was $4.6 million during the first nine months of 2006.

We used $4.9 million for purchases of property and equipment during the nine months ended September 30, 2007, compared to $3.3 million for the same period in 2006. The purchases for all periods were principally to expand our facilities, upgrade computer equipment, purchase computer equipment for new personnel, and begin implementation of an enterprise resource planning (ERP) system. We anticipate that we will continue to purchase property and equipment in the normal course of business. The amount and timing of these purchases and the related cash outflows in future periods are difficult to predict and depend on a number of factors, including the hiring of employees and the rate of change of computer hardware.

We used $36.4 million to purchase investments in marketable securities during the first nine months of 2007, compared to $25.0 million for the same period in 2006. We realized $31.4 million of proceeds from maturities and sales of marketable securities during the first nine months of 2007, compared to $32.9 million for the same period in 2006. As of September 30, 2007, our marketable securities consisted of U.S. government obligations, U.S. government agency obligations and corporate commercial obligations.

Financing activities

Cash provided by financing activities totaled $3.9 million and $7.3 million for the first nine months of 2007 and 2006, respectively. Proceeds from the sale of common stock under stock plans were $2.6 million and $4.0 million during the first nine months of 2007 and 2006, respectively. The remaining increase in the first nine months of 2007 and 2006 related to the excess tax benefit from stock transactions.

We have never paid or declared any cash dividends and do not intend to pay dividends in the foreseeable future.

Off-balance-sheet arrangements

We did not have any off-balance sheet arrangements as of September 30, 2007 or December 31, 2006.

Other purchase commitments

We had no significant outstanding purchase orders as of September 30, 2007. We have entered into a number of technology licensing agreements that provide for the payment of royalties when we sell Vitrea and ViTALConnect. We are not obligated for any minimum payments under such agreements.

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

Changes in internal control over financial reporting

During the third quarter of 2007, we implemented the general ledger, purchasing, accounts payable and materials management modules of our new enterprise resource planning, or ERP, system. We plan to implement additional modules in 2008 to support the majority of our other processes and operations. We believe the phased-in approach we are taking reduces the risks associated with the implementation. We have taken the necessary steps to monitor and maintain appropriate internal controls during this period of change. These steps include providing training related to business process changes and the ERP system software to individuals using the ERP system to carry out their job responsibilities as well as those who rely on the financial information. Oversight activities have increased during the transition period and a support organization has been established to monitor system operations, answer user questions, resolve issues in a timely manner, and report trends to management. Also, redundant controls have been established in key areas to assure the accuracy of financial reporting. We anticipate that the implementation of the ERP will strengthen the overall system of internal controls due to enhanced automation and integration of related processes. Testing of the controls related to these new systems is ongoing and is included in the scope of our assessment of our internal control over financial reporting for 2007. There were no changes in internal control over financial reporting during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

VITAL IMAGES, INC.

November 9, 2007	/s/ Michael H. Carrel
Michael H. Carrel
Chief Operating Officer and Chief Financial Officer (Chief Financial Officer and Chief Accounting Officer)