Form 10-K
period 2007-12-31
VITAL IMAGES INC
filed 2008-03-17
CIK 912888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number:  0-22229

Vital Images, Inc.

(Exact name of registrant as specified in its charter)

Minnesota	42-1321776
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

5850 Opus Parkway, Suite 300
Minnetonka, MN 55343-4414	55343-4414
(Address of principal executive offices)	(Zip Code)

(952) 487-9500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $.01 par value	Nasdaq Global Select Market

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
Yes  ☐           No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒         No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

As of June 30, 2007, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $464,975,696. The common stock is the registrant’s only class of voting stock.

The number of shares outstanding of the issuer’s class of common stock as of March 10, 2008 was 17,149,008 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant’s definitive Proxy Statement in connection with the Annual Meeting of Stockholders to be held May 29, 2008 (“2008 Proxy Statement”) are incorporated by reference into Part III of this Form 10-K, as indicated in Items 10 through 14 of Part III.

Vital Images, Inc.

Form 10-K

Part I

Cautionary Statement Regarding Forward-Looking Information

Vital Images desires to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”) and is filing this cautionary statement in connection with the Reform Act. This Annual Report on Form 10-K and any other written or oral statements made by us or on our behalf may include forward-looking statements that reflect our current views with respect to future events and future financial performance. Certain statements in this Annual Report on Form 10-K are “forward-looking statements” within the meaning of Section 27(a) of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify these forward-looking statements by our use of the words “believes,” “anticipates,” “forecasts,” “projects,” “could,” “plans,” “expects,” “may,” “will,” “would,” “intends,” “estimates” and similar expressions, whether in the negative or affirmative. We wish to caution you that any forward-looking statements made by us or on our behalf are subject to uncertainties and other factors that could cause such statements to be wrong. We cannot guarantee that we actually will achieve these plans, intentions or expectations. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These statements are only predictions and speak only of our views as of the date the statements were made. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, and/or performance of achievements. We do not assume any obligation to update or revise any forward-looking statements that we make, whether as a result of new information, future events or otherwise.

Factors that may impact forward-looking statements include, among others, our abilities to maintain the technological competitiveness of our current products, develop new products, successfully market our products, respond to competitive developments, develop and maintain partnerships with providers of complementary technologies, manage our costs and the challenges that may come with growth of our business, and attract and retain qualified sales, technical and management employees. We are also affected by the growth and regulation of the medical technology industry, including the acceptance of enterprise-wide advanced visualization by hospitals, clinics, and universities, product clearances and approvals by the United States Food and Drug Administration and similar regulatory bodies outside the United States, and reimbursement and regulatory practices by Medicare, Medicaid, and private third-party payer organizations. We are also affected by other factors identified in our filings with the Securities and Exchange Commission, some of which are set forth in the section entitled “Item 1A. Risk Factors” in this Annual Report on Form 10-K (and many of which we have discussed in prior filings). Although we have attempted to list comprehensively these important factors, we also wish to caution investors that other factors may prove to be important in the future in affecting our operating results. New factors emerge from time to time, and it is not possible for us to predict all of these factors, nor can we assess the impact each factor or combination of factors may have on our business.

Item 1. Business

Our Business

Vital Images, Inc. (“Vital Images,” “we,” “us,” or “our”) is a leading provider of enterprise-wide advanced visualization and image analysis solutions for use by medical professionals in clinical analysis and therapy planning for medical conditions. We provide software, customer education, software maintenance, professional services and, on occasion, third-party hardware to our customers. Our technology rapidly transforms complex data generated by diagnostic imaging equipment into functional digital images that can be manipulated and analyzed using our specialized applications to better understand internal anatomy and pathology. Our solutions are designed to improve physician workflow and productivity, enhance the ability to make clinical decisions, facilitate less invasive patient care, and complement often significant capital investments in diagnostic imaging equipment made by our customers. Our software is compatible with equipment from all major manufacturers of diagnostic imaging equipment, such as computed tomography, or CT, scanners, and can be integrated into picture archive and communication systems, or PACS. Many hospitals use PACS to acquire, distribute and archive medical images and diagnostic reports, reducing the need for film and increasing reliance on advanced visualization solutions such as ours. We also offer a Web-based solution that provides physicians with anywhere, anytime access to medical images and visualization tools through any Internet-enabled computer.

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

Our corporate website address is www.vitalimages.com. To access our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, other reports and documents filed with or furnished to the United States Securities and Exchange Commission (the “SEC”) and amendments to these reports free of charge, go to the “Investors” section of our website, then to the “Financial Info & Filings” category, and then to the “SEC Filings” subcategory, where we make such filings available as soon as reasonably practicable after they are filed with or furnished to the SEC. The “Corporate Governance” category of the Investors section of our website also contains free copies of the Charters for the Audit Committee, Compensation Committee, and Governance Committee of our Board of Directors, as well as our Code of Business Conduct and Ethics, which is our written code of ethics under Section 406 of the Sarbanes-Oxley Act of 2002. Each of the above referenced documents can also be obtained free of charge (other than a reasonable charge for copying exhibits to our reports on Forms 10-K, 10-Q or 8-K) in print by any shareowner who requests them from our investor relations department. The investor relations department’s email address is investorrelations@vitalimages.com and its mail address is: Investor Relations, Vital Images, Inc., 5850 Opus Parkway, Suite 300, Minnetonka, MN 55343. Information available on our website is not incorporated by reference into this Annual Report on Form 10-K.

You may also obtain copies of our SEC filings on the SEC’s website at www.sec.gov or at the SEC’s Public Reference Room at 100 F Street N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Vitrea® software, our flagship software product, is an easy-to-use, intuitive, high-speed volume rendering technology that creates interactive two-dimensional, or 2D, three-dimensional, or 3D, and four-dimensional, or 4D, images from information generated by standard CT scanners. Vitrea is commonly deployed on standalone workstations, as well as on PACS, using standard computer hardware, and provides advanced visualization for radiological, cardiac, oncological and surgical applications. Vitrea renders vibrant, clear, color images at high speeds and enables users to interactively navigate within these images to visualize, measure and understand internal structures and disease conditions. We believe our user interfaces are intuitive, and they are specifically configured to assist physicians in optimizing their clinical workflow. VitreaACCESS™ software provides physicians remote access to the full suite of advanced visualization and analysis tools provided by Vitrea software. It offers a cost effective solution designed to enable users to leverage workstations by allowing secure access to Vitrea applications from any personal computer in a facility or from external locations through a virtual private network, or VPN.

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

Vitrea Option	Clinical Use
•Vscore	—Quantifies calcium in the four major coronary arteries
•CT Brain Perfusion	—Analyzes the blood flow of stroke victims
•Innerview GI (virtual colonoscopy)	—Locates and analyzes polyps in the colon
•Automated Vessel Measurements	—Characterizes the course and dimensions of diseased blood vessels
•CT Cardiac	—Determines the extent of obstructive coronary artery disease
•SUREPlaque™	—Aids in evaluating, characterizing and quantifying plaque inside the coronary arteries
•Vessel Probe	—Defines vascular anatomy and the extent of obstruction in vessels other than the coronary arteries
•CT Lung and Lung Tools	—Visualizes and measures nodules in the lungs
•ImageChecker® CT	—Detects pulmonary nodules in the chest
•Fusion7D™	—Visualizes images and fuse studies from multiple modalities, such as MR and PET
•CADstream™	—Analyzes MR breast exams
•QMass™ MR	—Analyzes MR cardiac images
•EP Planning	—3D advanced visualization and modeling tool for the electrophysiology lab

Our software solutions are used with medical diagnostic equipment, primarily in clinical analysis and therapy planning. Our software applies proprietary technologies to a variety of data supplied by CT scanners to allow medical clinicians to create 2D, 3D and 4D views of human anatomy and to non-invasively navigate within these images to better visualize and understand internal structures and pathologies. We market Vitrea and ViTALConnect both as standalone software packages and as part of integrated software and hardware systems to radiologists, cardiologists, surgeons, other specialized physicians, primary care physicians and medical researchers. Our main customers are hospitals and clinics, university medical schools and diagnostic imaging companies. We market our products and services to these customers both directly through our own sales force and indirectly through digital imaging equipment manufacturers and PACS companies, who sell our products with products they either manufacture or acquire from third parties.

Our products work with equipment from all major manufacturers of diagnostic imaging systems, including Toshiba Medical Systems Corporation (“Toshiba”), GE Medical Systems, Siemens Medical Systems, Inc. and Philips Medical Systems. Our products may also be integrated into PACS, such as those marketed by McKesson Corporation (“McKesson”), Sectra AB and DR Systems, Inc., and they run on off-the-shelf third-party computer hardware.

Maintenance and Support

In addition to system and software products, we market maintenance and support services, as well as certain other services, such as installation and customer education. In connection with licensing Vitrea and ViTALConnect software, we offer annual maintenance and support services for both Vitrea and ViTALConnect pursuant to which we provide software updates, minor feature enhancements, error correction, telephone support and other general support services. Our maintenance and support services do not include installation, customer education and other services, whether on- or off-site, which can be purchased separately.

Market Opportunity

We believe the expansion in the number and complexity of medical imaging examinations associated with CT scanners creates a substantial opportunity for us in the radiology market. Historically, imaging equipment generated comparatively low amounts of image data that was typically viewed using film. However, current generation CT scanners are capable of quickly generating as many as 10,000 discrete images, or slices, in a single imaging exam, which is more than 20 times as many images as were generally attained in exams as few as five years ago. This substantial data output cannot be analyzed in a timely or cost-effective manner using film or manual workflow and necessitates digital solutions capable of handling these large data sets efficiently and accurately. Radiologists, who are in short supply, require advanced visualization solutions that can quickly render 2D, 3D and 4D images to improve their productivity.

Advanced visualization applications are becoming more commonly used by physician specialists who are not radiologists.  For example, although radiologists have historically used our cardiology and cardiovascular applications, cardiologists are beginning to own and operate their own CT scanners. This growing interest among cardiologists in cardiac CT imaging procedures expands our potential end-user market. In addition to cardiology, we believe other clinical specialties are increasingly using advanced visualization and analysis tools to improve productivity and facilitate less invasive patient care, including neurology, women’s health, respiratory and pulmonary medicine and gastroenterology.

We also expect to benefit as medical images are increasingly used throughout the healthcare enterprise and in new, innovative ways. In addition to use by specialists beyond radiologists, images are now being used by referring physicians to educate patients, plan treatment and monitor patient progress. Physicians also use imaging technology on an increasing basis in connection with their review of possible patient medical conditions, such as lung or colon cancer. This shift has created demand for advanced visualization solutions that can be accessed by physicians throughout the enterprise. We facilitate enterprise-wide advanced visualization by distributing images and certain analysis tools directly using ViTALConnect and VitreaACCESS, which allow remote access to Vitrea’s toolset, as well as through our ability to integrate with PACS.

Historically, the market has been marked by strong demand, which we believe resulted primarily from the following factors:

•                  increasing number of imaging exams performed due to the expanded use of CT imaging procedures by physicians and an aging U.S. population;

•                  technological advancements enabling CT scanners to generate thousands of images per exam;

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

During 2007, market demand decreased.  We believe the decrease in market demand in 2007 was caused primarily by the following factors:

•                  a reduction in purchases of CT scanners, as customers were anticipating the next generation of scanner technology;

•                  decreases in reimbursement for imaging procedures, typified by the reductions of reimbursement to imaging centers resulting from the Deficit Reduction Act of 2005;

•                  proposed rules from the Center for Medicare and Medicaid Services to reduce or eliminate reimbursement for certain cardiac imaging procedures; and

•                  a maturing of the PACS market, as most large hospitals have previously installed PACS, resulting in the PACS market being a replacement market instead of a new installation market.

We expect many of the factors affecting the market in 2007 to continue into 2008. Because national elections are being held in 2008, we do not expect significant change this year in the areas of reimbursement and regulatory matters. However, we do believe that the market for CT scanners will rebound during the second half of 2008, with Toshiba’s release of the AquillionONE™ dynamic volume CT scanner, which will allow an organ — including the heart and brain — to be scanned in one rotation.

Strengths

One of our key competitive differentiators from other advanced visualization providers is our focus on, and investment in, developing intuitive, user-friendly software. Each of our software products is designed to automate common elements of physician visualization workflow, which makes our software simple to use and facilitates user adoption. We believe our optimized workflow automation is an important factor that customers consider when choosing our advanced visualization solutions. We believe that the following additional competitive strengths also contribute to our success:

•                  our compatibility with all major diagnostic imaging scanners and with many PACS and clinical enterprise software;

•                  our ability to render integrated 2D, 3D and 4D images at high speeds and with interactive navigation capabilities using a relatively low-cost standard computer;

•                  our modular products for digital equipment manufacturers, PACS vendors and end-user customers that can easily be segmented or integrated depending on the environment; and

•                  our ability to distribute our applications throughout a healthcare enterprise using PACS integration, VitreaACCESS and our ViTALConnect Web-based solution.

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

•                  grow our collaborative partnerships with leading medical technology companies; and

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

Our marketing partners include Toshiba, which markets Vitrea to its customers through its subsidiaries and distributors in more than 50 countries throughout the world. Our agreement with Toshiba commenced in 2001, and it has been extended four times, most recently through December 31, 2008. Sales through Toshiba are a material portion of our revenues, comprising approximately 47% of our 2007 revenues, 41% of our 2006 revenues and 47% of our 2005 revenues. We also have a joint distribution agreement with McKesson, a provider of PACS, under which McKesson may distribute our products to its customers. Sales through McKesson represented approximately 9% of our 2007 revenues, 10% of our 2006 revenues and 7% of our 2005 revenues. See “Item 1A. Risk Factors - Dependence on Major Customers.”

We also have marketing and reseller agreements with several other companies, such as Sectra AB and Cerner Corp., under which these companies may resell our products to their customers as add-on components to their products.

We license software and sell products and services to end users and also indirectly through original equipment manufacturers, value-added resellers and independent distributors. Payment terms for the resellers do not generally differ from those we provide to end users. See Note 8 to the Financial Statements, “Major Customers and Geographic Data,” for information regarding our export sales. As of December 31, 2007, we had 50 salespeople in the U.S., six salespeople in Europe, one salesperson supporting national accounts, and one salesperson supporting our international resellers outside of Europe.

Collaborative Relationships

We have formed collaborative relationships with leading universities and physicians in medicine and medical imaging to develop what we believe to be the most innovative and clinically relevant medical imaging solutions. We have entered into clinical collaboration agreements with universities and physicians to:

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

We also face competition from PACS vendors and other suppliers of medical imaging systems and software. PACS companies sometimes provide medical imaging capability in addition to their image archiving and networking products. Some of the diagnostic equipment manufacturers, including GE Medical Systems and Philips Medical Systems, also offer PACS. Vendors of hospital, clinical and radiology information systems have also diversified into the PACS and medical imaging product lines, either through internal development or business development and partnership channels. These companies, which may be large or small, attempt to offer an integrated system covering a full range of administrative, clinical and radiology information management capabilities to healthcare providers. Other suppliers of medical imaging systems and software, such as TeraRecon, Inc., compete on the basis of volume rendering or other visualization technologies, specific applications or market niches.

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

We believe that product quality, performance, functionality and features, quality of support and service, reputation, brand and price are also important competitive factors. We believe that customers will prefer our solutions because they are the best-in-class productivity tools for doctors. Although price has been less significant than other factors, increasing competition in the market may result in price reductions and reduced gross margins. In particular, if one or more of the diagnostic imaging system suppliers or PACS vendors, many of which have greater scale and resources than we do, provides or distributes more competitive medical imaging products than ours, our business, financial condition and results of operations could be materially adversely affected.

Customers and Customer Support

Through December 31, 2007, we had sold approximately 4,700 separate software licenses for Vitrea and ViTALConnect for use in hospitals and teaching hospitals, clinics and imaging centers in major cities and smaller population areas.

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

We do not own all of the software and other technologies used in our products, but we believe we have the necessary licenses from third parties for using that technology in our current products. It may be necessary to renegotiate with such third parties for any new versions of current products or any new products. Such third-party licenses may not be available on reasonable terms, or at all.

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

We provide customer education services for our customers, both in connection with their acquisition of our software and as independent purchases.  A license of one copy of our Vitrea software entitles the customer to place two people at no additional charge in an intensive three-day customer education program held at our headquarters in Minnetonka, Minnesota.  We also conduct customer education programs for our software at customers’ locations and at various designated locations through the United States.  Some customers defer attending customer education sessions for several months after the purchase of our software or decline to attend the customer education sessions. Additionally, we offer standalone customer education programs, which are separately purchased by customers, for advanced education in the uses of our software and for specific clinical applications, such as cardiology.

We rely primarily on our own software development as our core competence. We obtain certain application and utility software from third parties (see “—Intellectual Property” above) and use a third-party operating system for integrated computer workstations. In addition, we obtain systems components, computers and computer peripherals from third-party suppliers.

We have also signed reseller distribution agreements that allow us to distribute products from certain third parties. These third-party products include R2 Technology, Inc.’s ImageChecker® CT software applications for the detection of lung nodules; Siemens Molecular Imaging Fusion 7D™ software application for the anatomical alignment of two different image data sets from two different types of diagnostic equipment, such as combining images from CT and PET scanners; Confirma Inc.’s CADstream™ breast MRI software; and Medis Inc.’s QMass® MR software.

Governmental Regulation

As medical devices, our software solutions are subject to extensive and rigorous regulation by numerous governmental authorities, principally the U.S. Food and Drug Administration (“FDA”) and corresponding foreign agencies. In the United States, the FDA administers the Federal Food, Drug, and Cosmetic Act, its amendments (the “FD&C Act”) and its related regulations. The FD&C Act and these regulations classify medical devices as Class I, II or III devices, which are subject to general controls, special controls or pre-market approval requirements, respectively. Most Class I and II devices, as well as some Class III devices, can be cleared for marketing pursuant to a 510(k) pre-market notification. The process of obtaining a 510(k) clearance typically can take several months to a year or longer.

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

Vitrea and ViTALConnect are classified as Class II medical devices and have received marketing clearances from the FDA as the result of 510(k) pre-market notifications. Specifically, Vitrea, ViTALConnect and our add-on options have been cleared to be marketed for use with CT, MR and PET scanners. Future products, add-on options to existing software, and expanded claims of efficacy will likely require additional 510(k) pre-market notifications.

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

Medicare and Medicaid laws and regulations may impact the financial arrangements through which we market, sell and distribute our products and services to patients who are Medicare or Medicaid beneficiaries. Violations of these laws and regulations may result in civil and criminal penalties, including substantial fines and imprisonment. In a number of states, the scope of these laws and regulations has been extended to include the provision of services or products to all patients, regardless of the source of payment, although there is variation from state to state as to the exact provisions of such laws or regulations. In other states, and on a national level, several health care reform initiatives have been proposed which would have a similar impact. We believe that our operations and our marketing, sales and distribution practices currently comply with all current applicable fraud and abuse and physician anti-referral laws and regulations.

Third-Party Reimbursement and Cost Containment

Our products are purchased primarily by hospitals, clinics, imaging centers and other users that bill various third-party payers for the services provided to the patients. These payers, which include Medicare, Medicaid, private insurance companies and managed care organizations, reimburse part or all of the costs and fees associated with the diagnostic procedures utilizing our products. The medical imaging services performed using our software, except for disease screening procedures, are covered by current CPT codes (Current Procedural Terminology, as defined by the Centers for Medicare & Medicaid Services). As such, hospitals providing services using our enterprise-wide advanced visualization solutions can seek reimbursement for such services by using existing approved CPT codes. Medicare and Medicaid reimbursement for hospitals is based on a fixed amount for treating a patient with a specific diagnosis. Because of this fixed reimbursement method, hospitals have incentives to use less costly methods in treating Medicare and Medicaid patients, and they will frequently make capital expenditures to take advantage of less costly treatment technologies. Often, reimbursement is reduced to reflect the availability of a new procedure or technique and, as a result, hospitals are generally willing to implement new cost-saving technologies before these downward adjustments take effect. Likewise, because the rate of reimbursement for certain physicians who perform certain procedures has been, and may in the future be, reduced in the event of changes in the resource-based relative value scale method of payment calculation, physicians may seek greater cost efficiency in treatment to minimize any negative impact of reduced reimbursement. Any amendments to existing reimbursement rules and regulations that restrict or terminate the reimbursement eligibility (or the extent or amount of coverage) of medical procedures using our products or the eligibility (or the extent or amount of coverage) of our products could have a material adverse impact on our business.

In response to the focus of national attention on rising health care costs, a number of changes to reduce costs have been proposed or have begun to emerge. There have been, and may continue to be, proposals by legislators and regulators and third-party payers to reduce these costs. There has also been a significant increase in the number of Americans enrolling in some form of managed care plan and, in addition, many hospitals participate in or have agreements with HMOs (health maintenance organizations). It has become a typical practice for hospitals to affiliate themselves with as many managed care plans as possible. Higher managed care penetration typically drives down the prices of healthcare procedures, which in turn places pressure on medical supply prices. This causes hospitals to implement tighter vendor selection and certification processes by reducing the number of vendors used, purchasing more products from fewer vendors and trading discounts on price for guaranteed higher volumes to vendors. Hospitals have also sought to control and reduce costs over the last decade by joining group purchasing organizations or purchasing alliances. We cannot predict what continuing or future impact these practices, the existing or proposed legislation, or such third-party payer measures may have on our future business.

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

Employees

As of December 31, 2007, we had 327 full-time employees, with 118 involved in research and development, 103 in sales and marketing, 54 in technical support functions and 52 in administrative functions. We believe our relationship with our employees is good.

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

Our success depends on our ability to successfully market Vitrea and ViTALConnect software for clinical use, and on the ability and willingness of physicians to use enterprise-wide advanced visualization medical imaging software in clinical analysis and therapy planning. The enterprise-wide advanced visualization software offered by Vitrea and ViTALConnect are alternatives to the conventional methods traditionally used for viewing medical images in the clinical setting. The acceptance of Vitrea and ViTALConnect by physicians and other clinicians will depend on our ability to educate those users as to the speed, ease-of-use and other benefits offered by the Vitrea and ViTALConnect systems, as well as our timely introduction of new features and functions. There can be no assurance that users will prefer advanced visualization and analysis software solutions over less expensive 2D medical imaging software or that we will succeed in our efforts to further develop, commercialize and achieve market acceptance for Vitrea and ViTALConnect or for any other product in the clinical setting. Further, most of our business in markets outside the United States is provided through third parties with whom we have marketing agreements. There can be no assurance that these third parties will wish to continue our relationships on an indefinite basis or under the same terms as the business is currently conducted. Further, although we have undertaken efforts to develop direct relationships with customers in markets outside the United States, we may not be successful in doing so at a sufficient level. The loss of or adverse changes in our relationships with our third-party business partners, and our failure to establish sufficient direct relationships with customers outside the United States, would have a material adverse impact on our business, financial condition and results of operations.

A substantial portion of our revenue is derived from sales of our Vitrea software and related software options, and any decline in the sales of our Vitrea software would have a material adverse effect on our results of operations and financial condition.

Revenue related to sales of our Vitrea software and related software options (which includes software, hardware and maintenance and services) constituted 95% of our total revenues for the year ended December 31, 2007, 97% of our total revenues for the year ended December 31, 2006, and 95% of our total revenues for the year ended December 31, 2005. We anticipate that revenue from the sale of Vitrea will continue to account for a substantial portion of our revenue for the foreseeable future. As such, any decline in sales of Vitrea would have a material adverse impact on our business, financial condition and results of operations. Sales of Vitrea could decline for a number of reasons, including the availability of alternative products that may be, or may be perceived to be, more effective, safer, easier to use or less costly than Vitrea; any reduction or discontinuance of reimbursement from healthcare payors for procedures using Vitrea; the failure of physicians to adopt Vitrea; a reduction in demand by customers for advanced visualization technologies; or other reasons discussed in these risk factors.

We presently depend on Toshiba and McKesson for a significant portion of our total revenues. A reduction in the business from Toshiba could adversely affect our revenues and could seriously harm our business.

A limited number of large customers may continue to account for a significant portion of our revenue during any given period for the foreseeable future. One of our principal distribution channels is to sell our Vitrea medical imaging software in connection with medical imaging equipment sold by Toshiba. Sales to Toshiba accounted for 47% of our total revenue for the year ended December 31, 2007, 41% of our total revenue for the year ended December 31, 2006, and 47% of our total revenue for the year ended December 31, 2005. Toshiba’s accounts receivable represented 34% of our accounts receivable at December 31, 2007 and 41% at December 31, 2006. Except for our agreement with Toshiba, we have no significant purchase commitments from any of our customers or business partners, and we generally make sales pursuant to individual transactions. Our joint distribution agreement with Toshiba commenced in 2001 and has been extended four times, most recently through December 31, 2008. We also have a distribution agreement with McKesson, a primary provider of PACS, under which McKesson may distribute our products. Sales through McKesson represented approximately 9% of our 2007 revenues, 10% of our 2006 revenues, and 7% of our 2005 revenues. McKesson’s accounts receivable represented 6% of our accounts receivable at December 31, 2007 and 14% at December 31, 2006. A reduction, delay, or cancellation of orders from one or more of our significant customers, or our inability to collect accounts receivable from these customers, likely would have a material adverse effect on our financial condition and operating results.

We depend upon growth in the enterprise-wide advanced visualization market. If that market does not grow as we expect, our business, results of operations and financial condition will be adversely affected.

The enterprise-wide advanced visualization industry in which we market our products is currently faced with regulatory, technical and market challenges.  State and federal governmental agencies and private payors are putting pressure on reimbursement rates for advanced visualization examinations, which can negatively affect demand for our products.  Many of the major hospitals and medical research centers within the United States have already purchased scanners, PACS and advanced visualization technologies, causing future sales to be upgrades or replacements instead of new installations, potentially lengthening the sales cycles as customers feel less urgency to purchase and implement new systems.  We believe that the market for advanced visualization technologies is still developing, with growth opportunities outside the United States and among specialists beyond radiology.

However, given the uncertainties associated with the developing stage of many of these markets, there can be no assurance that they will develop in the manner we anticipate or that they will not require a level of investment greater than we expect.  Additionally, some of our customers finance their acquisitions through third-party lenders.  With the recent tightening in the lending market, some customers who would otherwise purchase our products may not be able to obtain sufficient financing and therefore will not complete their purchases. Accordingly, there can be no assurance that the enterprise-wide advanced visualization industry will provide growth opportunities for us and our software products or that our business strategies will be successful as the industry continues to evolve. Ultimately, if the enterprise-wide advanced visualization industry fails to develop as we expect, our business, results of operations and financial condition will be materially and adversely affected.

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

During the years ended December 31, 2007, December 31, 2006 and December 31, 2005, 19%, 15% and 16% of our total revenues were attributable to international sales. Toshiba has been the primary source of our international sales. We are also developing direct international sales and marketing efforts. By doing business in international markets, we are exposed to risks separate and distinct from those we face in our domestic operations. Our international business may be adversely affected by changing economic conditions in foreign countries. Because most of our sales are currently denominated in U.S. dollars, if the value of the U.S. dollar increases relative to foreign currencies, our products could become more costly to the international consumer and therefore less competitive in international markets, which could adversely affect our profitability. Furthermore, although currently only a small percentage of our sales are denominated in non-U.S. currency, this percentage may increase in the future, in which case fluctuations in exchange rates could affect demand for our products. Engaging in international business inherently involves a number of other difficulties and risks, including:

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

Under Section 404 of the Sarbanes-Oxley Act of 2002, we are required to evaluate and determine the effectiveness of our internal controls over financial reporting. We have dedicated a significant amount of time and resources to ensure compliance with this legislation for the years ended December 31, 2007, 2006 and 2005 and will continue to do so for future periods. We may encounter problems or delays in completing the review and evaluation, the implementation of improvements, and the receipt of a positive attestation, or any attestation at all, from our independent registered public accounting firm. In addition, our assessment of our internal controls may identify deficiencies that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for investors and therefore adversely affect our stock price.

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

•                  our dependence on Toshiba or any other major customer for a significant portion of our revenues;

•                  a decrease in license fee revenue which may likely result in a decrease in services revenue in the same or subsequent quarters;

•                  clients unexpectedly postponing or cancelling projects due to changes in their strategic priorities, project objectives, budget or personnel;

•                  the uncertainty caused by potential business combinations in the software industry causing clients and prospective clients to cancel, postpone or reduce capital spending projects on software;

•                  client evaluations and purchasing processes that vary significantly from company to company, and a client’s internal approval and expenditure authorization process that is difficult and time consuming to complete, even after selection of a vendor;

•                  the number, timing and significance of software product enhancements and new software product announcements;

•                  existing clients declining to renew support for our products, and market pressures that limit our ability to increase support fees or require clients to upgrade from older versions of our products; or

•                  prospective clients declining or deferring the purchase of new products or releases if we do not have sufficient client references for those products.

We are subject to government regulation, which can result in additional costs or restrict our ability to market our products.

Our products are subject to regulation by the United States Food and Drug Administration, or the FDA, and by comparable agencies in foreign countries. In the United States, the FDA regulates the development, introduction, manufacturing, labeling and record keeping procedures for medical devices, including 3D medical imaging software and systems. Our medical devices require clearance or approval by the FDA before they can be commercially distributed in the United States. Modifications and enhancements to a medical device also require a new FDA clearance or approval if they could significantly affect its safety or effectiveness or would constitute a major change in its intended use, design or manufacture. The FDA requires every manufacturer to make this determination in the first instance, but the FDA may review any manufacturer’s decision and may require a new clearance or approval for the modification if it disagrees with the manufacturer’s decision. If the FDA requires us to seek clearance or approval for the modification of a previously cleared product for which we have concluded that new clearances or approvals are unnecessary, we may be required to cease marketing or to recall the modified product until we obtain clearance or approval, and we may be subject to significant regulatory fines or penalties, which could have a material adverse effect on our financial results and competitive position. The process of obtaining marketing clearance from the FDA for new products and new applications for existing products can be time-consuming and expensive. All of our current products are marketed pursuant to 510(k) pre-market clearance from the FDA. Vitrea and ViTALConnect and our add-on options have been cleared to be marketed for use with CT, MR and PET scanners. The FDA may not grant clearance with respect to our future products or enhancements, or future FDA review may involve delays that could adversely affect our ability to market such future products or enhancements. In addition, our future products or enhancements may be subject to a more lengthy and expensive pre-market approval process with the FDA.

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

•                  HIPAA, which prohibits executing a scheme to defraud any health care benefit program;

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

Recruiting and retaining talented personnel in the future will be critical to our success. There is intense competition from other companies, research and academic institutions, government entities and other organizations for qualified personnel in the areas of our activities. If we fail to identify, attract, retain and motivate these highly skilled personnel, we may be unable to continue our marketing and development activities.

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

The levels of revenue and profitability of medical technology companies may be affected by the efforts of government and third-party payers to contain or reduce the costs of healthcare through various means. In the United States, there have been, and we expect that there will continue to be, a number of federal, state and private proposals to control healthcare costs. These proposals include legislative, regulatory and other initiatives and may contain measures intended to control public and private spending on healthcare as well as to provide universal public access to the healthcare system. If enacted, these proposals may result in a substantial restructuring of the healthcare delivery system. For example, in Canada, which has universal public access to healthcare, imaging procedures are relatively rare. Significant changes in the nation’s healthcare system could have a substantial impact on the manner in which we conduct business and could have a material adverse effect on our business, financial condition and results of operations.

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

We are subject to anti-takeover provisions of the Minnesota Business Corporation Act.  These provisions may deter or discourage takeover attempts and other changes in control that are not approved by our Board of Directors, and they may have a depressive effect on any market for our stock. As a result, our shareholders may lose opportunities to dispose of their shares at the higher prices typically available in takeover attempts or that may be available under a merger proposal. In addition, these provisions may have the effect of permitting our current directors to retain their positions and place them in a better position to resist changes that our shareholders may wish to make if they are dissatisfied with the conduct of our business.

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

Item 1B. Unresolved Staff Comments

None.

Item 2.  Properties

Our principal office is located in an office building in Minnetonka, Minnesota, where we currently occupy approximately 72,000 square feet under a lease that expires January 31, 2012. We also lease small offices in Den Haag, the Netherlands, and Beijing, China, for our operations in those countries.

We consider our current facilities adequate for our current needs, but any continued growth in headcount or our expansion internationally could require us to obtain additional space. We believe that suitable additional space will be available as and if needed.

Item 3.  Legal Proceedings

We are not engaged in any legal proceedings at this time.

Item 4.  Submission of Matters to a Vote of Security Holders

There was no matter submitted to the vote of security holders during the fourth quarter of the fiscal year ended December 31, 2007.

Part II

Item 5.                                   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Vital Images, Inc.’s (the “Company’s”) common stock is quoted on The Nasdaq Global Select Market under the symbol “VTAL.”  The table below reflects the high and low per share closing sale prices of our common stock as reported by The Nasdaq Global Select Market for each of the periods indicated. Such prices reflect inter-dealer prices, do not include adjustments for retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions.

	High	Low
2007
Fourth Quarter	$23.05	$16.18
Third Quarter	$27.74	$17.30
Second Quarter	$33.51	$25.44
First Quarter	$36.48	$30.16

2006
Fourth Quarter	$35.98	$28.86
Third Quarter	$31.80	$19.80
Second Quarter	$35.06	$21.25
First Quarter	$34.87	$25.85

We have never paid or declared any cash dividends on our common stock and do not intend to pay dividends on our common stock in the foreseeable future. We expect to retain our future anticipated earnings to finance development and expansion of our business. As of March 10, 2008, there were approximately 8,100 beneficial owners and approximately 735 registered holders of record of our common stock.

Performance Graph

Since April 24, 2007, the Company’s common stock has been quoted on The Nasdaq Global Select Market. From June 9, 2003 through April 23, 2007, the Company’s stock was quoted on The Nasdaq Global Market. From September 29, 2000 through June 6, 2003, the Company’s common stock was quoted on The Nasdaq SmallCap Market (now known as The Nasdaq Capital Market). The following graph shows changes during the period from December 31, 2002 to December 31, 2007 in the value of $100 invested in: (1) the Company’s common stock; (2) the CRSP Total Return Index for The Nasdaq Composite; and (3) Nasdaq Non-Financial Stocks. The values of each investment as of the dates indicated are based on share prices plus any dividends paid in cash, with the dividends reinvested on the date they were paid. The calculations exclude trading commissions and taxes.

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

*$100 invested on 12/31/02 in stock or index-including reinvestment of dividends.

Fiscal year ending December 31.

	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
Vital Images, Inc.	$100.00	$199.11	$186.73	$291.53	$387.96	$201.45
NASDAQ Composite	$100.00	$149.66	$164.53	$168.45	$187.69	$204.59
NASDAQ Non- Financial	$100.00	$150.74	$163.58	$164.78	$179.59	$198.27

Item 6.                                   Selected Financial Data (in thousands, except per share data)

Years ended December 31:	2007	(1)	2006	(1)	2005	(1)	2004	(1)	2003	(1)
Revenue	$70,176		$70,512		$51,717		$36,122		$27,300
Gross profit	54,587		56,302		40,157		25,675		20,229

Operating expenses	61,755	(2)	49,371		32,592	(3)	25,161	(4)	18,294
Operating income (loss)	(7,168)		6,931		7,565		514		1,935

Net income	$1,367		$6,583		$5,801		$296		$8,462	(5)

Net income per share–basic	$0.08		$0.49		$0.47		$0.03		$0.83

Weighted average common shares	16,972		13,463		12,379		11,632		10,189

Net income per share–diluted	$0.08		$0.46		$0.44		$0.02		$0.71

Weighted average common shares	17,457		14,259		13,283		12,536		11,848

At December 31:
Working capital	$173,905		$162,202		$45,604		$30,996		$31,915
Total assets	$230,996		$219,730		$91,151		$69,284		$53,063
Long-term debt	$—		$—		$—		$—		$—
Total stockholders’ equity	$202,216		$190,902		$68,789		$54,554		$44,594

(1)	Includes equity-based compensation of $5,987, $5,063, $335, $12 and $137 for the fiscal years 2007, 2006, 2005, 2004 and 2003, respectively.
(2)	Includes an $885 charge related to the separation of Jay D. Miller, our former Chief Executive Officer, in the fourth quarter of 2007.
(3)	Includes a loss on operating lease of $493 related to the Company’s relocation of its corporate headquarters in the first quarter of 2005.
(4)	Includes $1,000 of acquired in-process research and development charge relating to the acquisition of HInnovation, Inc. in February 2004.
(5)	Includes a net tax benefit of $6,313 resulting from the reversal of the Company’s valuation allowance for its net deferred tax assets, net of other current year state and federal income taxes.

Item 7.                                   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive summary

Vital Images, Inc. (also referred to as “we”, “us” and “our”) summary results were as follows:

•                  Total revenue of $70.2 million for 2007 was in line with 2006 revenue of $70.5 million.

•                  Gross margin was 78% for 2007, compared to 80% for 2006.

•                  Operating expenses for 2007 totaled $61.8 million, compared to $49.4 million for 2006.

•                  2007 net income was $1.4 million, or $0.08 per diluted share, compared with 2006 net income of $6.6 million, or $0.46 per diluted share.

Our balance sheet remained strong in 2007. Total cash, cash equivalents and marketable securities were $178.4 million as of December 31, 2007, compared to $166.0 million as of December 31, 2006. Working capital (defined as current assets less current liabilities) was $173.9 million as of December 31, 2007, compared to $162.2 million as of December 31, 2006.  The increase in cash, cash equivalents and marketable securities and working capital was due primarily to our operating activities.

Although these results did not meet our expectations for 2007, our revenue was in line with the prior year’s revenue and we remained profitable for 2007.  Our results were significantly affected by an industry-wide slowdown that saw the high-end CT market and reimbursement pressures brought on by the Deficit Reduction Act.

Our three top priorities for 2008 are to re-ignite sales growth, continue to develop and deploy industry-leading software solutions, and take exceptional care of our customers.  We have sold more than 4,700 licenses for our products, giving us one of the largest customer bases in our industry.  With our outstanding balance sheet and partnerships with Toshiba and McKesson, we are well-positioned in the enterprise-wide advanced visualization marketplace.

We will maintain our investments in research and development, service and international growth. However, we are assessing every part of the organization to determine ways we can be more productive. With less than ideal market dynamics, the benefits of these strategic investments may not be immediately apparent, but these investments support our long-term strategy.

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

Overview

We are a leading provider of enterprise-wide advanced visualization and image analysis solutions for use by medical professionals in clinical analysis and therapy planning for medical conditions. We provide software, customer education, software maintenance, professional services and, on occasion, third-party hardware to our customers. Our technology rapidly transforms complex data generated by diagnostic imaging equipment into functional digital images that can be manipulated and analyzed using our specialized applications to better understand internal anatomy and pathology. Our solutions are designed to improve physician workflow and productivity, enhance the ability to make clinical decisions, facilitate less invasive patient care, and complement often significant capital investments in diagnostic imaging equipment made by our customers. Our software is compatible with equipment from all major manufacturers of diagnostic imaging equipment, such as CT, scanners, and can be integrated into PACS. Many hospitals use PACS to acquire, distribute and archive medical images and diagnostic reports, reducing the need for film and increasing reliance on advanced visualization solutions such as ours. We also offer a Web-based solution that provides physicians with anywhere, anytime access to medical images and visualization tools through any Internet-enabled computer.

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

Allowance for doubtful accounts

We maintain an allowance for doubtful accounts at an amount estimated to be sufficient to provide adequate protection against losses resulting from extending credit to our customers. In judging the adequacy of the allowance for doubtful accounts, we consider multiple factors, including historical bad debt experience, the general economic environment, the need for specific client reserves and the aging of our outstanding receivables. A portion of this provision is included in operating expenses as a general and administrative expense and a portion of this provision is included as a reduction of license revenue. A considerable amount of judgment is required in assessing these factors. If the factors utilized in determining the allowance do not reflect future performance, then a change in the allowance for doubtful accounts would be necessary in the period such determination has been made, which would impact future results of operations.  As of December 31, 2007, the allowance for doubtful accounts was $505,000 for gross accounts receivable of $16.5 million.

Deferred taxes

Significant judgment is required in determining the realizability of our deferred tax assets. We must assess the likelihood that our net deferred tax assets will be recovered from future taxable income, and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent that we establish a valuation allowance, we must include an expense within the tax provision in the statement of operations. As of December 31, 2007, the consolidated balance sheet included net deferred tax assets of $12.1 million.

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

Although we had cumulative pre-tax income for financial reporting purposes for the three years ended December 31, 2007, we did not pay any significant income taxes for that period due to tax deductions from the exercise of stock options as well as our utilization of net operating losses. In assessing the realizability of our deferred tax assets as of each balance sheet date, we considered evidence regarding our ability to generate sufficient future taxable income to realize our deferred tax assets. The primary evidence considered included the cumulative pre-tax income for financial reporting purposes for the past three years; the estimated impact of future tax deductions from the exercise of stock options outstanding as of December 31, 2007; and the estimated future taxable income based on historical operating results.

After giving consideration to these factors, we concluded that it was more likely than not that the tax loss carryforwards will be realized prior to their expiration and that other tax credits that expire prior to 2010 will not be utilized due to the estimated future tax deductions from the exercise of stock options outstanding as of December 31, 2007 as well as utilization of tax loss carryforwards. As a result, we have a valuation allowance of $139,000 as of December 31, 2007 relating to tax credits and net operating loss carryforwards that expire prior to 2010.

We also concluded that it was more likely than not that the net deferred tax assets of $12.1 million as of December 31, 2007 and the estimated future tax deductions from the exercise of stock options outstanding as of December 31, 2007 would be utilized prior to expiring. Based on this conclusion, we will require approximately $29.1 million in cumulative future taxable income to be generated at various times over the next 20 years to realize the related net deferred tax assets of $12.1 million as of December 31, 2007 as well as the estimated future tax deductions from the exercise of stock options outstanding and in-the-money as of December 31, 2007.

If we decrease either our estimates of future taxable income or tax deductions from the exercise of stock options, or if our stock price increases significantly without an increase in taxable income, causing us to believe that our deferred tax assets will not be utilized, we may need to establish additional valuation allowances on our deferred tax assets, which could materially impact our financial position and results of operations.

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

Our long-lived assets consist of property and equipment of $11.2 million and other intangible assets subject to amortization of $1.9 million as of December 31, 2007. A patent acquired in the HInnovation, Inc. acquisition having a $882,000 net book value as of December 31, 2007 is currently under review by the Patent Office.

Goodwill

We account for goodwill in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.”  Under SFAS No. 142, goodwill and intangible assets with indefinite lives are reviewed for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. We operate as one reporting unit and therefore compare the book value to the market value (market capitalization plus a control premium). If the market value exceeds the book value, goodwill is considered not impaired, and thus the second step of the impairment test is not necessary. If our book value exceeds the market value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test, used to measure the amount of impairment loss, compares the implied fair value of the goodwill with the book value of the goodwill. If the carrying value of the goodwill exceeds the implied fair value of the goodwill, an impairment loss would be recognized in an amount equal to the excess. Any loss recognized cannot exceed the carrying amount of goodwill. After a goodwill impairment loss is recognized, the adjusted carrying amount of goodwill is its new accounting basis. Subsequent reversal of a previously recognized goodwill impairment loss is prohibited once the measurement of that loss is completed. We completed the annual goodwill impairment assessment as of December 31, 2007, in which no impairment was identified. Goodwill was $9.1 million as of December 31, 2007.

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

Equity-based compensation

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), using the modified prospective transition method, and therefore have not restated prior periods’ results. Under this method, we recognize compensation expense for all equity-based payments granted or modified on or after January 1, 2006 and prior to but not yet vested as of January 1, 2006 in accordance with SFAS No. 123(R). Under the fair value recognition provisions of SFAS No. 123(R), we recognize equity-based compensation net of an estimated forfeiture rate and recognize compensation cost only for those shares expected to vest over the requisite service period of the award. Prior to SFAS No.123(R) adoption, we accounted for equity-based payments under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and accordingly did not recognize equity-based compensation related to these options, as the exercise price equaled the fair market value of the common stock on the date of grant.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. The Black-Scholes option valuation model requires the development of assumptions that are input into the model. These assumptions are the expected stock volatility, the risk-free interest rate, the option’s expected life and the dividend yield on the underlying stock. Expected volatility is calculated based on the historical volatility of our common stock over the expected option life and other appropriate factors. Risk-free interest rates are calculated based on continuously compounded U.S. Treasury risk-free rates for the appropriate term. Prior to March 9, 2006, the expected life of stock options was calculated by performing a detailed analysis of all historical stock option information available. On March 9, 2006, we began to grant options with a five-year legal life instead of the eight-year legal life that had historically been used. As a result, we elected to use the “simplified” method, as described in SAB 107, to estimate the expected life of options granted on and after March 9, 2006. We will utilize the simplified method until sufficient historical information becomes available on the five-year legal life options. The dividend yield is assumed to be zero, as we have never paid or declared any cash dividends on our common stock and do not intend to pay dividends on our common stock in the foreseeable future. The expected forfeiture rate is estimated based on historical experience.

Determining the appropriate fair value model and calculating the fair value of equity-based payment awards require the input of the subjective assumptions described above. The assumptions used in calculating the fair value of equity-based payment awards represent management’s best estimates, which involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our equity-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and recognize expense only for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the equity-based compensation expense could be significantly different from what we have recorded in the current period. See Note 2 to the Consolidated Financial Statements for a further discussion of equity-based compensation.

Results of Operations

The following table sets forth information from our Statements of Operations, expressed as a percentage of total revenue.

	For the Years Ended December 31,
	2007	2006	2005

Revenue:
License fees	56.5%	65.7%	68.1%
Maintenance and services	42.0	32.1	27.7
Hardware	1.5	2.2	4.2
Total revenue	100.0	100.0	100.0

Cost of revenue:
License fees	6.7	7.1	9.1
Maintenance and services	14.2	11.4	10.7
Hardware	1.0	1.7	2.6
Impairment of patent	0.3	—	—
Total cost of revenue	22.2	20.2	22.4

Gross profit	77.8	79.8	77.6

Operating expenses:
Sales and marketing	45.6	36.0	32.7
Research and development	21.7	18.6	15.8
General and administrative	20.7	15.4	13.5
Loss on operating lease	—	—	1.0
Total operating expenses	88.0	70.0	63.0

Operating income (loss)	(10.2)	9.8	14.6

Interest income	12.6	4.7	2.1
Income before income taxes	2.4	14.5	16.7

Provision for income taxes	0.5	5.2	5.5

Net income	1.9%	9.3%	11.2%

Revenue (dollars in thousands)

	For the Years Ended December 31,			Increase (Decrease)		Percent Increase (Decrease)
	2007	2006	2005	2006 to 2007	2005 to 2006	2006 to 2007	2005 to 2006
Revenues:
License fees	$39,673	$46,332	$35,228	$(6,659)	$11,104	(14)%	32%
Maintenance and services	29,487	22,615	14,324	6,872	8,291	30%	58%
Hardware	1,016	1,565	2,165	(549)	(600)	(35)%	(28)%
Total revenue	$70,176	$70,512	$51,717	$(336)	$18,795	0%	36%

For 2008, we expect revenue of $74.0 million to $78.0 million, or a 5% to 11% increase over full-year 2007 revenue.

License fee revenue (dollars in thousands)

	For the Years Ended December 31,			Increase (Decrease)		Percent Increase (Decrease)
	2007	2006	2005	2006 to 2007	2005 to 2006	2006 to 2007	2005 to 2006
License fee revenue:
Vitrea licenses	$12,853	$18,585	$14,453	$(5,732)	$4,132	(31)%	29%
Vitrea options and third party software	24,967	26,486	19,389	(1,519)	7,097	(6)%	37%
Other	1,853	1,261	1,386	592	(125)	47%	(9)%
Total license fee revenue	$39,673	$46,332	$35,228	$(6,659)	$11,104	(14)%	32%

The decrease in 2007 license fee revenue resulted from a 16% decrease in the number of Vitrea licenses sold in 2007 compared to 2006. During 2006, sales of Vitrea options and third-party software grew faster than Vitrea sales due to increased option sales both upfront and as add-on purchases from our installed base of existing customers. Top-selling options in 2007, 2006 and 2005 were General Vessel Probe, Automated Vessel Measurement and CT Cardiac — all cardiovascular solutions. As of December 31, 2007, we had sold approximately 4,700 separate software licenses for our solutions, compared to approximately 3,800 and 2,750 as of December 31, 2006 and 2005, respectively. License fee revenue by source is as follows:

	For the Years Ended December 31,
	2007	2006	2005
License fee revenue:
Direct	$14,202	$20,273	$14,805
Toshiba	22,141	20,414	17,226
McKesson	3,330	5,645	3,197
Total license fees	$39,673	$46,332	$35,228

	For the Years Ended December 31,
	2007	2006	2005
Percent of license fee revenue:
Direct	36%	44%	42%
Toshiba	56	44	49
McKesson	8	12	9
Total license fee revenue	100%	100%	100%

Maintenance and services revenue (dollars in thousands)

	For the Years Ended December 31,			Increase		Percent Increase
	2007	2006	2005	2006 to 2007	2005 to 2006	2006 to 2007	2005 to 2006
Maintenance and services revenue:
Maintenance and support	$22,811	$16,379	$9,808	$6,432	$6,571	39%	67%
Customer education	5,590	5,178	3,718	412	1,460	8%	39%
Installation	1,086	1,058	798	28	260	3%	33%
Total maintenance and services	$29,487	$22,615	$14,324	$6,872	$8,291	30%	58%

The increase in maintenance and support revenue in 2007 was primarily driven by an increase in the number of customers on maintenance contracts, as well as by increased pricing on maintenance and support. The increase in maintenance and support revenue in 2006 was primarily driven by the increase in licenses sold and by an increase in the number of customers on maintenance contracts, as well as by increased pricing on maintenance related services.  The increase in customer education revenue and installation revenue in 2007 was due in part to customer education revenue recognized in 2007 related to strong Vitrea license sales near the end of 2006. The increase in customer education revenue and installation revenue in 2006 was due to an increase in the number of Vitrea licenses sold in 2006 as compared to 2005. Also contributing to the increase in customer education revenue is that in the fourth quarter of 2005, we put in place an expiration policy for unused customer education. The 2006 fourth quarter was the first period we recognized revenue from the expiration of unused customer education. Additionally, in the 2006 fourth quarter, we reached an agreement with one of our partners on an expiration period for customer education. As a result, maintenance and services revenue during the fourth quarter of 2006 included approximately $490,000 of non-recurring revenue relating to unused customer education that expired.

Hardware revenue

Hardware revenue decreased 35% to $1.0 million in 2007, compared to $1.6 million in 2006, which was a 28% decrease from $2.2 million in 2005. We sell hardware as a convenience to our customers, and fluctuations are driven by individual customer purchasing preferences. Sales of hardware systems are not core to our strategy and will fluctuate from period to period depending upon the needs of our customers.

Cost of revenue and gross profit

Gross profit decreased 3% to $54.6 million in 2007, compared to $56.3 million in 2006, which was a 40% increase from $40.2 million in 2005. Gross margin percentage decreased slightly to 78% in 2007 from 80% in 2006.  Gross margin was 78% in 2005.

A comparison of gross profit and gross margin by revenue category is as follows (dollars in thousands):

	For the Years Ended December 31,
	2007	2006	2005
Gross profit:
License fees	$34,948	$41,341	$30,546
Maintenance and services	19,559	14,592	8,765
Hardware	322	369	846
Impairment of patent	(242)	—	—
Total gross profit	$54,587	$56,302	$40,157

Gross margin:
License fees	88%	89%	87%
Maintenance and services	66%	65%	61%
Hardware	32%	24%	39%
Total gross margin	78%	80%	78%

Fluctuations in license fee gross margin are generally a result of changes in the mix between direct sales and sales to distribution partners, which tend to carry lower margins.

Maintenance and services gross margin increased during 2007 and 2006 due to increases in the percentage of our customers who purchase maintenance services, as well as some increases in our pricing, without an increase in costs at a similar rate. We will continue to invest in our customer education, installation, professional services and customer support areas in the future to adequately support our growing installed base of customers.

Gross margin for hardware increased in 2007 compared to 2006 because we offered a promotion in 2006 under which purchasers of maintenance services could receive a discount on hardware, which lowered our hardware margins that year.

During the third quarter 2007, we recognized a $242,000 patent impairment charge related to a patent application acquired in the HInnovation, Inc. acquisition in February 2004. This patent application was rejected by the United States Patent and Trademark Office (“Patent Office”) on August 23, 2007, and we decided not to pursue this application further.  The impairment was recorded as a separate item in cost of revenue, and is included in the total gross margin percentage above.

During 2008, we expect total gross margin to be approximately 77% to 78%.

Operating expenses

The following is a comparison of operating expenses as a percent of revenue as well as the percent increase or decrease in the total expense:

	Percent of Revenue for the
	Years Ended December 31,			Percent Increase
	2007	2006	2005	2006 to 2007	2005 to 2006
Operating expenses:
Sales and marketing	45.6%	36.0%	32.7%	26.1%	49.9%
Research and development	21.7	18.6	15.8	16.1	60.7
General and administrative	20.7	15.4	13.5	33.5	55.4
Loss on operating lease	—	—	1.0	—	N/A
Total operating expenses	88.0%	70.0%	63.0%	25.1%	51.5%

Sales and marketing

Sales and marketing expenses increased $6.6 million to $32.0 million in 2007, compared to $25.4 million in 2006, which was an $8.4 million increase from $16.9 million in 2005.  The change in sales and marketing expense is as follows (dollars in thousands):

	Year-over-year		Year-over-year Percent
	Change from Fiscal		Change from Fiscal
	2006 to 2007	2005 to 2006	2006 to 2007	2005 to 2006
Salaries, benefits and bonus	$3,064	$2,939	36%	54%
Overhead and other expenses	1,285	1,115	38%	35%
Travel, meals and entertainment	1,155	818	46%	48%
Trade shows and advertising	774	836	27%	61%
Depreciation	574	275	71%	52%
Equity-based compensation	397	1,869	20%	1483%
R2 Technology, Inc contract	—	(479)	N/A	(117)%
Commissions	(632)	1,069	(12)%	25%
Total	$6,617	$8,442	26%	50%

The increase in expenses during both periods was due to an increase in compensation costs as a result of additional personnel, higher travel and entertainment costs, and higher costs for attending U.S. and European industry tradeshows. Commission expense for 2007 decreased due to lower direct revenue compared to 2006. Total expenses for 2006 also included higher sales commission expenses resulting from significantly increased revenue. We had 103, 75 and 50 sales and marketing personnel as of December 31, 2007, 2006 and 2005, respectively. The increase in equity-based compensation costs during 2006 was the result of our adoption of SFAS No. 123(R) as of January 1, 2006. Also, in the first quarter of 2006, we reversed $236,000 of the $410,000 expense recorded in the fourth quarter of 2005 relating to our agreement with R2 Technology, Inc., or R2. In the second quarter of 2006, we recorded a $167,000 expense relating to our agreement with R2. See Note 4 to the Consolidated Financial Statements for further discussion.

We expect sales and marketing expenses to be between 44% and 46% of total revenue for the year ending December 31, 2008.

Research and development

Research and development expenses increased $2.1 million to $15.2 million in 2007 compared to $13.1 million in 2006, which was an increase of $4.9 million from $8.1 million in 2005. The change in research and development expense is as follows (dollars in thousands):

	Year-over-year		Year-over-year Percent
	Change from Fiscal		Change from Fiscal
	2006 to 2007	2005 to 2006	2006 to 2007	2005 to 2006
Salaries, benefits and bonus	$2,016	$2,961	24%	56%
Depreciation	273	283	37%	63%
Overhead and other expenses	257	745	11%	44%
Equity-based compensation	(111)	797	(13)%	1853%
Consulting	(323)	158	(40)%	24%
Total	$2,112	$4,944	16%	61%

The increases in expenses for both periods were due in part to increases in compensation costs as a result of additional personnel focused on product innovation and development. We had 118, 100 and 62 research and development personnel as of December 31, 2007, 2006 and 2005, respectively. Salaries, benefits and bonus for the year ended December 31, 2006 included a $284,000 one-time charge related to the retirement of Vincent Argiro, our Chief Technology Officer and founder, which was recorded in the first quarter of 2006. Of this charge, $138,000 is included in salaries, benefits and bonus above and $146,000 is included in equity-based compensation. The increase in equity-based compensation costs during 2006 was the result of our adoption of SFAS No. 123(R) as of January 1, 2006.

During 2006 and 2005, we required a significant amount of temporary consulting services to complete certain research and development activities, specifically in the area of software testing and validation.  We reduced these external expenses during 2007 by hiring additional research and development personnel.

We expect research and development expenses to continue to increase in future periods primarily as a result of hiring additional personnel to support the expansion of our product development activities so that we can maintain our status as an industry leader in advanced visualization. We expect research and development expenses to be between 24% and 25% of total revenue for the year ending December 31, 2008.

General and administrative

General and administrative expenses increased 34% to $14.6 million in 2007, compared to $10.9 million in 2006, which was an increase of 55% from $7.0 million in 2005. The change in general and administrative expense is as follows (dollars in thousands):

	Year-over-year		Year-over-year Percent
	Change from Fiscal		Change from Fiscal
	2006 to 2007	2005 to 2006	2006 to 2007	2005 to 2006
Salaries, benefits and bonus	$847	$1,376	17%	40%
Equity-based compensation	621	1,712	33%	1189%
Professional and consulting services	1,446	(8)	83%	0%
Overhead and other expenses	741	806	30%	49%
Total	$3,655	$3,886	34%	55%

Salaries, benefits and bonus for the year ended December 31, 2007 included an $885,000 pre-tax charge related to the separation of Jay D. Miller, our former Chief Executive Officer, which was recorded in the fourth quarter of 2007. Of this charge, $580,000 is included in salaries, benefits and bonus and $305,000 is included in equity-based compensation.  Professional and consulting services for 2007 increased due to international expansion and higher accounting, audit and legal expenses. The increase in total expenses during 2006 was primarily due to higher equity-based compensation costs as a result of our adoption of SFAS No. 123(R) as of January 1, 2006. Overhead expenses increased both years due to the growth of the business. We had 52, 50 and 30 general and administrative personnel as of December 31, 2007, 2006 and 2005, respectively.

We expect general and administrative expenses to increase moderately in future periods primarily as a result of hiring additional personnel and increasing administrative costs associated with various company initiatives to build the infrastructure for a larger business, as well as international expansion. We expect general and administrative expenses to be approximately 17% to 18% of total revenue for the year ending December 31, 2008.

Other items

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

Interest income

We generated $8.9 million of interest income in 2007, compared with $3.3 million in 2006 and $1.1 million in 2005. During the fourth quarter of 2006, we completed a public offering of 3.4 million shares of common stock, resulting in net proceeds of $97.7 million, which significantly increased interest income. In addition to the increased interest income resulting from the offering, the increases were primarily due to increases in cash, cash equivalents and marketable securities, which were generated from increased cash flows in all periods.

Interest income is significantly impacted by changes in interest rates. We anticipate significantly lower interest rates in 2008 compared to 2007 due to general market conditions; further interest rate changes would have a significant impact on results.

Income taxes

Our effective income tax rate was 20%, 36% and 33% in 2007, 2006 and 2005, respectively. The decrease in our effective tax rate in 2007 from 2006 was due primarily to the relative impact of research and development credits on lower taxable income for 2007. The increase in our effect tax rate in 2006 from 2005 was due to the non-deductibility of incentive stock options, for which the tax benefit is recorded only upon a disqualifying disposition. This was a result of the adoption of SFAS No. 123(R) on January 1, 2006, which requires that we recognize compensation expense for all equity-based payments granted or modified on or after January 1, 2006 and prior to but not yet vested as of January 1, 2006.

Our effective income tax rate may fluctuate significantly from quarter to quarter due to the relative proximity of results before taxes to break even. Due to the utilization of deferred tax assets relating to net operating losses and tax deductions from the exercise of stock options, we do not anticipate paying any significant cash for federal income taxes for the next two to three years. Actual results could accelerate or defer the utilization of our deferred tax assets. Additionally, if we are unable to generate sufficient taxable income, causing us to believe that our deferred tax assets will not be utilized, additional valuation allowances may need to be established on our deferred tax assets, which could materially impact our financial position and results of operations.

Our methodology for determining our ability to realize our deferred tax assets involves estimates of future taxable income from our core business, the estimated impact of future tax deductions from the exercise of stock options outstanding as of each balance sheet date, and the expiration dates and amounts of net operating loss carryforwards and other tax credits. These estimates are projected through the life of the related deferred tax assets based on assumptions which we believe to be reasonable and consistent with current operating results. If we decrease our estimates of future taxable income or tax deductions from the exercise of stock options, or our stock price increases significantly without an increase in taxable income, causing us to believe that our deferred tax assets will not be utilized, we may need to establish additional valuation allowances on our deferred tax assets, which could materially impact our financial position and results of operations.

Liquidity and capital resources

As of December 31, 2007, we had $146.7 million in cash and cash equivalents, $31.7 million in marketable securities, working capital of $173.9 million and no borrowings, as compared to $144.4 million in cash and cash equivalents, $21.6 million in marketable securities, working capital of $162.2 million and no borrowings as of December 31, 2006.

Operating activities

During 2007, cash provided by operations was $13.9 million, which consisted of net income of $1.4 million, a decrease of $2.8 million in working capital, an increase of $199,000 in deferred rent relating to payments made by our Minnetonka landlord for our benefit, and an increase of $9.6 million from other non-cash operating activities. Changes in working capital were primarily a decrease in accounts receivable of $3.4 million, an increase in deferred revenue of $1.4 million, and a decrease in accrued expenses and other liabilities of $1.1 million. Days’ sales outstanding (calculated by dividing ending net accounts receivable by revenue per day) were 83 and 101 as of December 31, 2007 and 2006. Our receivables aging remains relatively current, with less than 10% receivables greater than 90 days past due as of December 31, 2007 and 2006. We use days’ sales outstanding as an activity measure which places emphasis and focus on accounts receivable, but this measure is not defined under U.S. generally accepted accounting principles, and similarly titled measures may not be computed in the same way by other companies. Other changes in working capital accounts included an increase of $513,000 in prepaid and other current assets and a decrease of $363,000 in accounts payable due to increased operating costs and general timing of payments to vendors.

During 2006, cash provided by operations was $14.8 million, which consisted of net income of $6.6 million, a decrease of $526,000 in working capital, an increase of $561,000 in deferred rent relating to payments and estimated payments to be made by our Minnetonka landlord for our benefit, and an increase of $8.2 million from other non-cash operating activities. Changes in working capital were primarily an increase in accounts receivable of $5.3 million and an increase in deferred revenue of $4.4 million. Days’ sales outstanding was 101 as of December 31, 2006 and 2005.  Our receivables aging was relatively current, with less than 10% receivables greater than 90 days past due as of December 31, 2006 and 2005. Other changes in working capital accounts included an increase of $701,000 in prepaid and other current assets and an increase of $836,000 in accounts payable due to increased operating costs and general timing of payments to vendors.

Investing activities

We used $15.9 million of cash in investing activities in 2007. Net cash provided by investing activities was $1.4 million in 2006. We used $21.7 million of cash in investing activities in 2005.

We used $6.6 million, $6.4 million and $4.3 million for purchases of property and equipment in 2007, 2006 and 2005, respectively. The purchases for all periods were principally to expand our facilities and upgrade computer equipment and to purchase computer equipment for new personnel. Additionally, in 2007, we began the implementation of an enterprise resource planning (ERP) system. We anticipate that we will continue to purchase property and equipment in the normal course of business. The amount and timing of these purchases and the related cash outflows in future periods are difficult to predict and depend on a number of factors, including the hiring of employees and the rate of change of computer hardware.

We used $60.0 million, $29.5 million and $38.8 million to purchase investments in marketable securities during 2007, 2006 and 2005, respectively. We realized $50.7 million, $37.4 million and $21.4 million of proceeds from maturities and sales of marketable securities during 2007, 2006 and 2005, respectively. The marketable securities consist of U.S. government obligations, U.S. government agency obligations, corporate commercial obligations and certificates of deposits.

Financing activities

Cash provided by financing activities totaled $4.3 million, $107.4 million and $4.7 million for 2007, 2006 and 2005, respectively. The cash provided by financing activities in 2006 related primarily to the $97.7 million in net proceeds from our public offering of 3.4 million shares of common stock.  The cash provided by financing activities in 2007 and 2005 resulted primarily from the exercise of stock options granted under our stock plans and upon the exercise of warrants.

We have never paid or declared any cash dividends and do not intend to pay dividends in the near future.

The following summarizes our contractual obligations at December 31, 2007 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands).

					More than 5
	Total	1 Year or Less	1 to 3 Years	3 to 5 Years	Years

Operating leases	$4,000	$1,154	$1,863	$983	$—

Off-balance-sheet arrangements

We did not have any off-balance sheet arrangements as of December 31, 2007 or 2006.

Purchase commitments

We had no significant outstanding purchase orders as of December 31, 2007. We have entered into a number of technology licensing agreements that provide for the payment of royalties when we sell Vitrea and ViTALConnect; we are not obligated for any minimum payments under such agreements.

Foreign currency transactions

Substantially all of our foreign transactions are negotiated, invoiced and paid in U.S. dollars.

Inflation

We believe inflation has not had a material effect on our operations or financial condition.

Recent accounting pronouncement

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) which defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial assets and liabilities for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157.” FSP 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities that are not re-measured at fair value on a recurring basis until fiscal years beginning after November 15, 2008. Any amounts recognized upon adoption of this rule as a cumulative effect adjustment will be recorded to the opening balance of retained earnings in the year of adoption.  SFAS 157 will be effective for our financial statements after January 1, 2008. We are currently evaluating the impact of SFAS 157, but we do not expect SFAS No. 157 to have a material impact on our consolidated income statements or financial condition.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will be effective for our financial statements after January 1, 2008. We are currently evaluating the impact of SFAS 159, but we do not expect SFAS No. 159 to have a material impact on our consolidated income statements or financial condition.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” which changes how business acquisitions are accounted. SFAS No. 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this standard will, among other things, impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets, and tax benefits.  SFAS No. 141R will be effective for us for business combinations and adjustments to an acquired entity’s deferred tax asset and liability balances occurring after December 31, 2008. We are currently evaluating the impact of SFAS No. 141R.

In December 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 110 (SAB 110), which extends certain provisions of SAB No. 107. SAB 110 allows public companies which do not have historically sufficient experience to provide a reasonable estimate to continue use of the “simplified” method for estimating the expected term of “plain vanilla” share option grants after  December 31, 2007. SAB 110 is effective January 1, 2008. We plan to continue utilizing the simplified method for our “plain vanilla” share options until we have sufficient historical experience to estimate the expected term for share options issued.

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

In the normal course of business, we are exposed to market risks, including changes in interest rates and price changes, which could affect our operating results. As of December 31, 2007, fluctuations in interest rates, exchange rates and price changes would not have had a material effect on our financial position or operating results.

Interest rate risk

We place our cash, cash equivalents and marketable securities, which generally have a term of less than one year, with a high-quality financial institution and have investment guidelines relative to diversification and maturities designed to maintain safety and liquidity. As of December 31, 2007, we had cash, cash equivalents and marketable securities totaling $178.4 million. If, during 2007, average short-term interest rates decreased by 1.0% from 2007 average rates, based on our quarterly average balance of cash, cash equivalents and marketable securities, our projected interest income from short-term investments would have decreased by approximately $1.7 million.

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

Management’s report on internal control over financial reporting

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

Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our internal control over financial reporting as of the end of the period covered by this report based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of this evaluation, we concluded that our internal control over financial reporting was effective as of the end of the period covered by this report.

The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in Item 15(a)(1) of this Annual Report on Form 10-K.

Changes in internal control over financial reporting

During the third quarter of 2007, we implemented the general ledger, purchasing, accounts payable and materials management modules of our new enterprise resource planning, or ERP, system. We plan to implement additional modules in 2008 to support the majority of our other processes and operations. We believe the phased-in approach we are taking reduces the risks associated with the implementation. We have taken the necessary steps to monitor and maintain appropriate internal controls during this period of change. These steps include providing training related to business process changes and the ERP system software to individuals using the ERP system to carry out their job responsibilities as well as those who rely on the financial information. Oversight activities have increased during the transition period, and a support organization has been established to monitor system operations, answer user questions, resolve issues in a timely manner, and report trends to management. Also, redundant controls have been established in key areas to assure the accuracy of financial reporting. We anticipate that the implementation of the ERP will strengthen the overall system of internal controls due to enhanced automation and integration of related processes. There were no changes in internal control over financial reporting as of the end of the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.                          Other Information

None.

Part III

Certain information required by Part III is omitted from this Annual Report on Form 10-K because we will file a definitive Proxy Statement relating to our 2008 Annual Meeting of Stockholders pursuant to Schedule 14A (the “Proxy Statement”) not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information included therein is incorporated herein by reference as indicated below.

Item 10.                            Directors and Executive Officers of Registrant

The information required by this Item 10 will be included under the captions “Election of Directors” and “Information Concerning Directors, Nominees and Executive Officers” in our Proxy Statement for our 2008 annual meeting of shareholders. Information concerning the compliance of our officers, directors and 10% shareholders with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the information to be contained in the 2008 proxy statement under the caption “Information Concerning Directors Nominees and Executive Officers — Section 16(a) Beneficial Ownership Reporting Compliance.”  The information regarding Audit Committee members and “Audit Committee Financial Experts” is incorporated by reference to the information to be contained in the 2008 proxy statement under the caption “Information Concerning Directors Nominees and Executive Officers — Board Committees.”  The information regarding our Code of Business Ethics is incorporated by reference to the information to be contained in the 2008 proxy statement under the heading “Information Concerning Directors Nominees and Executive Officers — Code of Business Conduct and Ethics.”

Item 11.                            Executive Compensation

The information under the captions “Information Concerning Directors Nominees and Executive Officers — Executive Compensation” and “Information Concerning Directors Nominees and Executive Officers — Director Compensation” to be contained in the 2008 proxy statement is incorporated herein by reference.

The following information is being provided instead of reporting the information under Item 5.02(e) of a Current Report on Form 8-K:

On March 11, 2008, our Compensation Committee (the “Committee”) approved 2008 base salaries, target bonuses under the 2008 Management Incentive Plan (“MIP”) and grants of stock options under the 2006 Long-Term Incentive Plan for each of our executive officers, including our principal executive officer, principal financial officer and each of our other "named executive officers" (as defined in Regulation S-K Item 402(a)(3)) to be identified in our proxy statement for our 2008 annual meeting of shareholders, other than those executive officers who are no longer employees. Specifically, the Compensation Committee approved the following salaries, effective March 1, 2008: Michael H. Carrel, the Company’s President and Chief Executive Officer ($310,000), Peter J. Goepfrich, its Chief Financial Officer ($210,000), Steven P. Canakes, its Executive Vice President – Global Sales ($213,200), Philip I. Smith, its Executive Vice President – Corporate Development ($205,000) and Susan A. Wood, Ph.D., its Executive Vice President – Marketing and Clinical Development ($225,000). The Committee also approved grants of options for the following numbers of shares: Mr. Carrel (15,000), Mr. Goepfrich (10,000), Mr. Canakes (30,000) and Ms. Wood (50,000). All options were granted at an exercise price of $15.11 (the closing price of our common stock on the Nasdaq Global Select Market on the grant date). All options vest with respect to 28% of the shares on March 11, 2009 and, as to the remaining shares, with respect to 2% of the shares on each monthly anniversary thereafter so long as the executive officer is an employee of our Company. All options have a term of five years from the date of grant.

On March 11, 2008, the Committee approved target bonuses for our executive officers under the MIP for the year ending December 31, 2008. The MIP provides for payment of a bonus based on achievement of revenue, adjusted EBITDA (earnings before interest, taxes, depreciation, amortization and equity-based compensation), customer support, customer satisfaction, product development and personal objectives. The total bonus is weighted 35% for achieving the revenue objective, 25% for achieving the adjusted EBITDA objective, 10% for achieving the customer support objective, 10% for achieving the customer satisfaction objective, 10% for achieving the product development objective, and 10% for achieving the personal objectives. The bonus payable under the plan is pro-rated for achievement above the minimum threshold and increases with percentage achievement relative to the objectives, and 75% of the target bonus will be paid at 100% achievement of the plan objectives. The maximum bonus payable under the plan for objectives other than personal objectives will be 250% of the target bonus at 110% achievement of the revenue objective, 250% of the target bonus at 167% achievement of the adjusted EBITDA objective, 250% of the target bonus at 110% achievement of the customer support objective, and 150% for overachievement on the customer satisfaction and product development objectives.

The plan provides for payment under the revenue and adjusted EBITDA objectives only if performance is at least 90% of the corresponding target, and under the customer support objective only if performance is more than 96% of the target.  Payment under the customer satisfaction and product development objectives may be made if achievement does not meet the target but does meet minimum measurements. The target bonus for 2008 for the company's principal executive officer is 65% of base salary, and the targets bonus for 2008 for the company’s principal financial officer and each other named executive officer is 50% of base salary.

Item 12.                            Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information under the captions “Beneficial Ownership of Common Stock” and “Information Concerning Directors, Nominees and Executive Officers — Securities Authorized for Issuers Under Equity Compensation Plans” to be contained in the 2008 proxy statement is incorporated herein by reference.

Item 13.                            Certain Relationships and Related Transactions, and Director Independence

Not applicable.

Item 14.                            Principal Accountant Fees and Services

The information under the caption “Ratification of Appointment of PricewaterhouseCoopers LLP as Independent Registered Public Accounting Firm” to be contained in the 2008 proxy statement is incorporated herein by reference.

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

(b)            Exhibits

Included in Item 15(a)(3) above.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Minneapolis, Minnesota, on the 17th day of March, 2008.

Vital Images, Inc.

By:	/s/Peter J. Goepfrich
Peter J. Goepfrich
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael H. Carrel	President, Chief Executive Officer and Director	March 17, 2008
Michael H. Carrel	(Principal Executive Officer)

/s/Peter J. Goepfrich	Chief Financial Officer and Treasurer	March 17, 2008
Peter J. Goepfrich	(Principal Financial Officer and Principal Accounting Officer)

/s/Douglas M. Pihl	Chairman of the Board and Director	March 17, 2008
Douglas M. Pihl

/s/James B. Hickey, Jr.	Director	March 17, 2008
James B. Hickey, Jr.

/s/Richard W. Perkins	Director	March 17, 2008
Richard W. Perkins

/s/Michael W. Vannier	Director	March 17, 2008
Michael W. Vannier

/s/Sven A. Wehrwein	Director	March 17, 2008
Sven A. Wehrwein

/s/Gregory J. Peet	Director	March 17, 2008
Gregory J. Peet

/s/Jay D. Miller	Director	March 17, 2008
Jay D. Miller

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Vital Images, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income,,of stockholders’ equity and comprehensive income and of cash flows present fairly, in all material respects, the financial position of Vital Images, Inc. and its subsidiaries at December 31, 2007 and December 31, 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

Minneapolis, MN

March 14, 2008

Vital Images, Inc.
Consolidated Balance Sheets

(In thousands, except per share amounts)

	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$146,685	$144,382
Marketable securities	31,709	20,821
Accounts receivable, net	15,962	19,589
Deferred income taxes	3,472	1,661
Prepaid expenses and other current assets	2,441	1,928
Total current assets	200,269	188,381
Marketable securities	—	750
Property and equipment, net	11,165	9,242
Deferred income taxes	8,621	8,969
Licensed technology, net	—	90
Other intangible assets, net	1,852	3,209
Goodwill	9,089	9,089
Total assets	$230,996	$219,730

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,330	$3,830
Accrued compensation	3,092	3,977
Accrued royalties	1,113	1,158
Other current liabilities	2,282	2,083
Deferred revenue	16,547	15,131
Total current liabilities	26,364	26,179
Deferred revenue	1,140	1,174
Deferred rent	1,276	1,475
Total liabilities	28,780	28,828

Commitments and contingencies (Note 4)

Stockholders’ equity:
Preferred stock: $0.01 par value; 5,000 shares authorized; none issued or outstanding	—	—
Common stock: $0.01 par value; 40,000 shares authorized; 17,153 issued and outstanding as of December 31, 2007; and 16,908 shares issued and outstanding as of December 31, 2006	172	169
Additional paid-in capital	199,625	189,669
Retained earnings	2,420	1,053
Accumulated other comprehensive income (loss)	(1)	11
Total stockholders’ equity	202,216	190,902
Total liabilities and stockholders’ equity	$230,996	$219,730

The accompanying notes are an integral part of the Consolidated Financial Statements.

Vital Images, Inc.
Consolidated Income Statements

(In thousands, except for per share amounts)

	For the Year Ended December 31,
	2007	2006	2005

Revenue:
License fees	$39,673	$46,332	$35,228
Maintenance and services	29,487	22,615	14,324
Hardware	1,016	1,565	2,165
Total revenue	70,176	70,512	51,717

Cost of revenue:
License fees	4,725	4,991	4,682
Maintenance and services	9,928	8,023	5,559
Hardware	694	1,196	1,319
Impairment of patent	242	—	—
Total cost of revenue	15,589	14,210	11,560

Gross profit	54,587	56,302	40,157

Operating expenses:
Sales and marketing	31,991	25,374	16,932
Research and development	15,204	13,092	8,148
General and administrative	14,560	10,905	7,019
Loss on operating lease	—	—	493
Total operating expenses	61,755	49,371	32,592

Operating income (loss)	(7,168)	6,931	7,565

Interest income	8,886	3,342	1,067
Income before income taxes	1,718	10,273	8,632

Provision for income taxes	351	3,690	2,831

Net income	$1,367	$6,583	$5,801

Net income per share — basic	$0.08	$0.49	$0.47
Net income per share — diluted	$0.08	$0.46	$0.44

Weighted average common shares outstanding — basic	16,972	13,463	12,379
Weighted average common shares outstanding — diluted	17,457	14,259	13,283

The accompanying notes are an integral part of the Consolidated Financial Statements.

Vital Images, Inc.
Consolidated Statements of Stockholders’ Equity and Comprehensive Income

(In thousands)

					Retained	Accumulated
			Additional		Earnings /	Other	Total
	Common Stock		Paid-In	Deferred	(Accumulated	Comprehensive	Stockholders’	Comprehensive
	Shares	Amount	Capital	Compensation	Deficit)	Income / (Loss)	Equity	Income

Balances as of December 31, 2004	12,007	$120	$65,813	$—	$(11,331)	$(48)	$54,554

Issuance of common stock upon exercise of stock options	711	7	4,496				4,503
Tax benefit related to exercise of stock options			3,359				3,359
Issuance of common stock under employee stock purchase plan	15	—	210				210
Grant of restricted stock to employees, net	115	1	2,019	(2,021)			(1)
Stock-based compensation			21	314			335
Change in unrealized loss on investments, net of tax						28	28	$28
Net income					5,801		5,801	5,801
Balances as of December 31, 2005	12,848	128	75,918	(1,707)	(5,530)	(20)	68,789	$5,829

Issuance of common stock upon exercise of stock options	564	6	5,168				5,174
Tax benefit related to exercise of stock options and release of restricted stock			4,403				4,403
Issuance of common stock under employee stock purchase plan	16	—	364				364
Grant of restricted stock to employees, net	34	—	—				—
Common stock surrendered for payment of payroll tax liability resulting from the vesting of restricted stock	(14)	—	(292)				(292)
Issuance of common stock as contingent consideration related to the acquisition of Hinnovation (See note 3)	106	1	3,083				3,084
Issuance of common stock in connection with public offering, net of offering costs of $6,271	3,354	34	97,669				97,703
Stock-based compensation			5,063				5,063
Reclassification of deferred compensation pursuant to FAS123R			(1,707)	1,707			—
Change in unrealized loss on investments, net of tax						27	27	$27
Cumulative translation adjustment						4	4	4
Net income					6,583		6,583	6,583
Balances as of December 31, 2006	16,908	169	189,669	—	1,053	11	190,902	$6,614

Issuance of common stock upon exercise of stock options	221	3	2,352				2,355
Tax benefit related to exercise of stock options and release of restricted stock			1,443				1,443
Issuance of common stock under employee stock purchase plan	27	—	521				521
Grant of restricted stock to employees, net	14	—	—				—
Common stock surrendered for payment of payroll tax liability resulting from the vesting of restricted stock	(17)	—	(347)				(347)
Stock-based compensation			5,987				5,987
Change in unrealized loss on investments, net of tax						(8)	(8)	$(8)
Cumulative translation adjustment						(4)	(4)	(4)
Net income					1,367		1,367	1,367
Balances as of December 31, 2007	17,153	$172	$199,625	$—	$2,420	$(1)	$202,216	$1,355

The accompanying notes are an integral part of the Consolidated Financial Statements.

Vital Images, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	For the Year Ended December 31,
	2007	2006	2005

Cash flows from operating activities:
Net income	$1,367	$6,583	$5,801
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	4,517	2,910	2,143
Amortization of identified intangible assets	1,205	1,404	1,404
Impairment of patent	242	—	—
Provision for doubtful accounts	239	25	(159)
Deferred income taxes	(16)	3,472	(600)
Tax benefit from stock option transactions	—	—	3,359
Excess tax benefit from stock transactions	(1,395)	(4,143)	—
Amortization of discount and accretion of premium on marketable securities	(857)	(382)	24
Employee stock-based compensation	5,987	5,045	314
Non-employee stock-based compensation	—	18	21
Loss on operating lease	—	—	493
Amortization of deferred rent	(338)	(195)	(163)
Changes in operating assets and liabilities, net of effect from acquisition:
Accounts receivable	3,388	(5,284)	(6,080)
Prepaid expenses and other assets	(513)	(701)	(135)
Accounts payable	(363)	836	740
Accrued and other liabilities	(1,142)	193	1,913
Deferred revenue	1,382	4,429	3,461
Deferred rent	199	561	1,180
Net cash provided by operating activities	13,902	14,771	13,716

Cash flows from investing activities:
Purchases of property and equipment	(6,577)	(6,436)	(4,275)
Purchases of marketable securities	(59,974)	(29,545)	(38,845)
Proceeds from maturities of marketable securities	49,931	35,987	21,417
Proceeds from sales of marketable securities	750	1,376	—
Net cash (used in) provided by investing activities	(15,870)	1,382	(21,703)

Cash flows from financing activities:
Proceeds from sale of common stock under stock plans	2,876	5,538	4,713
Proceeds from sale of common stock, net of offering costs	—	97,703	—
Excess tax benefit from stock transactions	1,395	4,143	—
Net cash provided by financing activities	4,271	107,384	4,713

Net increase (decrease) in cash and cash equivalents	2,303	123,537	(3,274)

Cash and cash equivalents, beginning of year	144,382	20,845	24,119

Cash and cash equivalents, end of year	$146,685	$144,382	$20,845

Supplemental cash flow information:
Purchases of property and equipment with accounts payable	$525	$662	$308
Non-cash investing and financing activities:
Common stock issued relating to acquisition of HInnovation, Inc. (see Note 3)	$—	$3,084	$—

The accompanying notes are an integral part of the Consolidated Financial Statements.

Vital Images, Inc.

Notes to Consolidated Financial Statements

1.              Business description

Vital Images, Inc. (the “Company”) is a leading provider of enterprise-wide advanced visualization and image analysis solutions for use by medical professionals in clinical analysis and therapy planning for medical conditions. The Company provides software, customer education, software maintenance, professional services and, on occasion, third-party hardware to its customers. The Company’s technology rapidly transforms complex data generated by diagnostic imaging equipment into functional digital images that can be manipulated and analyzed using its specialized applications to better understand internal anatomy and pathology. The Company’s solutions are designed to improve physician workflow and productivity, enhance the ability to make clinical decisions, facilitate less invasive patient care, and complement often significant capital investments in diagnostic imaging equipment made by its customers. The Company’s software is compatible with equipment from all major manufacturers of diagnostic imaging equipment, such as computed tomography, or CT, scanners, and can be integrated into picture archiving and communication systems, or PACS. Many hospitals use PACS to acquire, distribute and archive medical images and diagnostic reports, reducing the need for film and increasing reliance on advanced visualization solutions such as the Company’s. The Company also offers a Web-based solution that provides physicians with anywhere, anytime access to medical images and visualization tools through any Internet-enabled computer.

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

Marketable securities

Management determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation as of each balance sheet date. Currently, all marketable securities held by the Company are classified as available-for-sale. Available-for-sale securities are carried at fair value as determined by quoted market prices or, in the case of the Company’s Corporate Debt, using matrix pricing techniques, with unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. If an unrealized loss for any investment is considered to be other-than-temporary, the loss will be recognized in the consolidated income statement in the period the determination is made. The cost basis of securities sold is determined using the specific identification method. The cost of marketable securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is included in interest income. Interest and dividends on securities classified as available-for-sale are included in interest income. As of December 31, 2007, all investments mature within one year.

As of December 31, 2007 and 2006, the Company’s marketable securities were as follows (in thousands):

	December 31, 2007			December 31, 2006
	Adjusted	Aggregate	Net Unrealized	Adjusted	Aggregate	Net Unrealized
	Cost Basis	Fair Value	Gains / (Losses)	Cost Basis	Fair Value	Gains / (Losses)
Corporate debt (short term)	$9,993	$9,975	$(18)	$20,810	$20,821	$11
Corporate debt (long term)	—	—	—	750	750	—
Government debt	21,717	21,734	17	—	—	—
	$31,710	$31,709	$(1)	$21,560	$21,571	$11

As of December 31, 2007 and 2006, the Company’s gross unrealized gains and losses were as follows (in thousands):

	December 31, 2007			December 31, 2006
	Gross	Gross	Net	Gross	Gross	Net
	Unrealized	Unrealized	Unrealized	Unrealized	Unrealized	Unrealized
	Gains	(Losses)	Gains / (Losses)	Gains	(Losses)	Gains / (Losses)
Corporate debt (short term)	$2	$(20)	$(18)	$26	$(15)	$11
Corporate debt (long term)	—	—	—	—	—	—
Government debt	17	—	17	—	—	—
	$19	$(20)	$(1)	$26	$(15)	$11

The carrying values of available-for-sale securities approximates fair value. There were no material realized gains or losses on any investments for the years ended December 31, 2007, 2006 or 2005.

Corporate debt included $2,993 and $11,790 of asset-backed securities as of December 31, 2007 and 2006, respectively. The net unrealized gains (losses) on asset-backed securities were ($19) and $10 as of December 31, 2007 and 2006, respectively. All asset-backed securities held by the Company are rated AAA and are current on scheduled pay downs with expected full maturity within the next twelve months. Given the current conditions of the credit markets, there is some risk the unrealized losses as of December 31, 2007 could increase if the credit markets continue to deteriorate. Further, liquidity in the credit markets is currently reduced, such that if the Company were to choose to sell these investments before their scheduled pay downs, the Company could be exposed to additional losses, which are currently estimated to be immaterial.

The Company analyzes its investments for impairment on an ongoing basis. Factors considered in determining whether an unrealized loss is a temporary loss or an other-than-temporary loss include the length of time and extent to which the securities have been in an unrealized loss position and the Company’s ability and intent to hold the investment for a period of time sufficient to allow for any anticipated market recovery. The Company has the ability and intent to hold these investments until anticipated recovery of fair value, which may be maturity, and therefore the Company does not consider these investments to be impaired as of December 31, 2007.

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

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. Deposits with the Company’s bank may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and, therefore, bear minimal risk. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of marketable securities. Marketable securities consist of corporate debt and government debt. The Company’s investment policy, approved by its Investment Committee, limits the amount the Company may invest in any one type of investment, thereby reducing credit risk concentrations. A significant portion of the Company’s accounts receivable relates to Toshiba Medical Systems Corporation and McKesson Corporation. The Company reviews the creditworthiness of its customers prior to product shipment and generally does not require collateral.

Property and equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the related asset’s estimated useful life, generally three to seven years. Equipment is generally depreciated over three to seven years, furniture and fixtures are generally depreciated over seven years, computer software is generally depreciated over three to seven years and leasehold improvements are amortized over the shorter of their estimated useful lives or the remaining terms of the related leases. The asset cost and related accumulated depreciation or amortization are adjusted for asset retirement or disposal with the resulting gain or loss, if any, credited or charged to results of operations.

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

Goodwill

The Company accounts for goodwill in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill and intangible assets with indefinite lives are reviewed for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. The Company operates as one reporting unit and therefore compares the book value to the market value (market capitalization plus a control premium). If the market value exceeds the book value, goodwill is considered not impaired, and thus the second step of the impairment test is not necessary. If the Company’s book value exceeds the market value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test, used to measure the amount of impairment loss, compares the implied fair value of the goodwill with the book value of the goodwill. If the carrying value of the goodwill exceeds the implied fair value of the goodwill, an impairment loss would be recognized in an amount equal to the excess. Any loss recognized cannot exceed the carrying amount of goodwill. After a goodwill impairment loss is recognized, the adjusted carrying amount of goodwill is its new accounting basis. Subsequent reversal of a previously recognized goodwill impairment loss is prohibited once the measurement of that loss is completed. The Company completed the annual goodwill impairment assessment as of December 31, 2007, in which no impairment was recorded.

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

License fee revenue is derived from the licensing of computer software. Hardware revenue is derived from the sale of system hardware, including peripheral equipment. Maintenance and service revenue is derived from software maintenance and from telephone support, installation, customer education and consulting services. The Company’s software licenses are generally sold as part of an arrangement that includes maintenance and support and often installation and customer education services.

The Company licenses software and sells products and services to end users and also indirectly through original equipment manufacturers, value-added resellers and independent distributors (collectively, “Resellers”). Terms offered by the Company do not generally differ between end users and Resellers. The Company generally offers terms that require payment within 30 to 90 days after product delivery. In rare situations where the Company offers terms that require payment beyond 90 days after product delivery, revenue is deferred until the payment becomes due. The Company does not generally offer rights of return or acceptance clauses to its customers. In rare situations where the Company provides rights of return or acceptance clauses, revenue is deferred until the clause expires. The Company evaluates the credit worthiness of all customers. In circumstances in which the Company does not have experience selling to a customer and lacks adequate credit information to conclude that collection is probable, revenue is deferred until collection is reasonably assured and all other revenue recognition criteria in the arrangement have been met. If all other revenue recognition criteria are met, license revenue from Resellers is recognized on a sell-in or sell-through basis depending on the arrangement with the Reseller. The Company recognizes revenue from Resellers on a sell-in basis if the Reseller i) assumes all risk of the purchase, ii) has the ability and obligation to pay regardless of receiving payment from the end user, and iii) all other revenue recognition criteria are met. The majority of revenue generated through Resellers has been on a sell-in basis. The following are other revenue recognition criteria applied by the Company:

•                  Software and Hardware — Revenue from license fees and hardware is recognized when shipment of the product has occurred, no significant Company obligations with regard to implementation remain and the Company’s services are not considered essential to the functionality of other elements of the arrangement.

•                  Services — Revenue from maintenance and support arrangements is deferred and recognized ratably over the term of the maintenance and support arrangements. Revenue from customer education, installation and consulting services is recognized as the services are provided to customers or upon contractual expiration of such services.

•                  Multiple-Element Arrangements — The Company enters into arrangements with customers that include a combination of software products, system hardware, maintenance and support (which includes unspecified upgrades), or installation and customer education services. For such arrangements, the Company recognizes revenue using the residual method. The Company allocates the total arrangement fee among the various elements of the arrangement based on the fair value of each of the undelivered elements determined by vendor-specific objective evidence. The fair value of installation and customer education services and maintenance and support services is established based upon sold separately pricing for the services or stated renewal rate. In software arrangements for which the Company does not have vendor-specific objective evidence of fair value for all elements, revenue is deferred until the earlier of when vendor-specific objective evidence is determined for the undelivered elements (residual method) or when all elements for which the Company does not have vendor-specific objective evidence of fair value have been delivered.

Equity-based compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), which requires the measurement and recognition of compensation expense for all equity-based payment awards made to employees and directors, including employee stock options, restricted stock and employee stock purchases related to the Employee Stock Purchase Plan, based on estimated fair values. SFAS No. 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), for periods beginning in 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS No. 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS No. 123(R).

The Company adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. The Company’s Consolidated Financial Statements as of and for the years ended December 31, 2007 and 2006 reflect the impact of SFAS No. 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). Equity-based compensation expense recognized under SFAS No. 123(R) for the years ended December 31, 2007 and 2006 was $6.0 million and $5.1 million, respectively. Equity-based compensation expense of $335,000 related to restricted stock awards was recorded as expense for the year ended December 31, 2005. There were no equity-based compensation expenses related to employee stock options and employee stock purchases prior to fiscal 2006. Applying SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), on a pro forma basis, equity-based compensation expense was $3.5 million for the year ended December 31, 2005.

SFAS No. 123(R) requires companies to estimate the fair value of equity-based payment awards on the date of grant using an option-pricing model. The Company uses the Black-Scholes option-pricing model, which requires the input of assumptions, including an estimate of the average period of time employees will retain vested stock options before exercising them, the estimated volatility of the Company’s common stock price over the expected term, and the number of options that will ultimately be forfeited before completing vesting requirements. Changes in the assumptions can materially affect the estimate of fair value of equity-based compensation and, consequently, the related expense recognized. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite vesting period. Prior to the adoption of SFAS No. 123(R), the Company accounted for equity-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under SFAS No. 123.

Under the intrinsic value method, no equity-based compensation expense had been recognized related to employee stock options because the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.

Equity-based compensation expense recognized for the years ended December 31, 2007 and 2006 included compensation expense for equity-based payment awards granted on or prior to December 31, 2005 but not yet vested as of that date. The compensation expense for these awards is based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123, which was in effect on and prior to December 31, 2005. Compensation expense for the equity-based payment awards granted or modified subsequent to December 31, 2005 is based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Because equity-based compensation expense recognized for the years ended December 31, 2007 and 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS No. 123 for the periods prior to January 1, 2006, the Company accounted for forfeitures as they occurred.

The following table illustrates how equity-based compensation was allocated to the income statement as well as the effect on net income and net income per share of all equity-based compensation recognized under SFAS No. 123(R) (in thousands, except per share data):

	Year Ended December 31, 2007	Year Ended December 31, 2006
Cost of revenue	$389	$372
Sales and marketing	2,392	1,995
Research and development	729	840
General and administrative	2,477	1,856
Equity-based compensation before income taxes	5,987	5,063
Income tax benefit	(1,964)	(1,488)
Total equity-based compensation after income taxes	$4,023	$3,575

Impact on basic earnings per share	$0.24	$0.27
Impact on diluted earnings per share	$0.23	$0.25

For purposes of calculating the fair value of options under SFAS No. 123(R), the weighted average fair value of options granted during 2007 and 2006 were $13.47 and $13.58, respectively.  For purposes of calculating the fair value of options under SFAS No. 123, the weighted average fair values of options granted during 2005 was $10.31. The weighted average fair values for the options were based on the fair values on the dates of grant. The fair values for the options were calculated using the Black-Scholes option-pricing model with the following weighted-average assumptions and expense adjusted using the following expected forfeiture rate assumptions:

	For the Year Ended December 31,
	2007	2006	2005
Expected option life	3.75 years	3.78 years	5.00 years
Expected volatility factor	52%	52%	67%
Expected dividend yield	0%	0%	0%
Risk-free interest rate	4.46%	4.65%	3.84%
Expected forfeiture rate	1.06%	1.12%	0.00%

Prior to March 9, 2006, the expected life of stock options was calculated by performing a detailed analysis of all historical stock option information available. On March 9, 2006, the Company began to grant options with a five-year legal life instead of the eight-year legal life that it had previously used. As a result, the Company has elected to use the “simplified” method as described in SAB 107 to estimate the expected life of options granted on and after March 9, 2006. The Company will utilize the simplified method until sufficient historical information becomes available on the five-year legal life options. The expected volatility is calculated based on the historical volatility of the Company’s common stock over the expected option life and other appropriate factors. The decrease in volatility from 2005 to 2006 was primarily due to a shorter expected option life, over which the Company’s common stock price was less volatile. The expected dividend yield is based on the Company’s intent not to issue dividends for the foreseeable future. Risk-free interest rates are calculated based on continuously compounded U.S. Treasury risk-free rates for the appropriate term. The expected forfeiture rate is estimated based on historical experience. In the Company’s pro forma information required under SFAS No. 123 for the periods prior to January 1, 2006, the Company accounted for forfeitures as they occurred.

As of December 31, 2007, there was $8.5 million of unrecognized compensation expense related to stock options that is expected to be recognized over a weighted-average period of 2.5 years.

The Company has granted nonvested shares of common stock (“restricted stock”) to certain employees under its 1997 Stock Option and Incentive Plan and 2006 Long-Term Incentive Plan. Restricted stock granted before 2007 generally vests 25% annually beginning one year after the grant date. The Company records equity-based compensation expense equal to the fair market value of the common stock on the date of grant ratably over the vesting period. Equity-based compensation expense related to restricted stock was $741,000 and $728,000 for the years ended December 31, 2007 and 2006, respectively.

In the first quarter of 2007, the Company granted shares of restricted stock with performance-based vesting to certain employees. The Company granted a total of 13,500 restricted shares with a total grant-date fair value of $464,000. The awards vest upon achievement of certain Company performance metrics for fiscal years 2007 through 2009. One-third of each award will vest on each of the Company’s Form 10-K filing dates for the years ending December 31, 2007, 2008 and 2009 if the performance metrics are met for the respective fiscal year.  If the performance metrics are not met for a given year, the unvested portion will carry forward to the next fiscal year and may vest if that year’s metric is met. As of the Company’s Form 10-K filing date for the year ending December 31, 2009, any unvested portion of the award will be forfeited. The performance metrics were not achieved for the year ended December 31, 2007. Therefore, no equity-based compensation expense for the awards was recognized for the year ended December 31, 2007. The amount of the expense related to the awards not recognized as of December 31, 2007 but which may be recognized in future periods if performance metrics are met was $103,000. The first quarter of 2007 was the first period in which the Company granted restricted stock awards with performance-based vesting.

As of December 31, 2007, there was $1.2 million of unrecognized compensation expense related to restricted stock awards that is expected to be recognized over a weighted-average period of 1.6 years.  The aggregate fair value of restricted stock vested was $1.0 million and $819,000 for the years ended December 31, 2007 and 2006, respectively. No restricted stock vested during 2005.

Employee Stock Purchase Plan (“ESPP”) compensation expense was $161,000 and $106,000 for the years ended December 31, 2007 and 2006, respectively.  Pro-forma stock compensation expense related to the ESPP was $70,000 for the year ended December 31, 2005.

The fair value of stock compensation expense associated with the Company’s ESPP was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	For the Year Ended December 31,
	2007	2006	2005
Expected life of ESPP options	3 months	3 months	3 months
Expected volatility factor	51%	50%	38%
Expected dividend yield	0%	0%	0%
Risk-free interest rate	4.59%	4.64%	2.89%

The following table illustrates the effect on net income and net income per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to equity-based compensation during periods prior to January 1, 2006 (in thousands, except per share data):

Year Ended December 31, 2005
Net income, as reported	$5,801
Add: Equity-based employee compensation expense included in reported net income, net of related tax effects	199
Deduct: Total equity-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(2,078)
Pro forma net income	$3,922

Net income per share - basic:
As reported	$0.47
Pro forma	$0.32

Net income per share - diluted:
As reported	$0.44
Pro forma	$0.30

Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits resulting from the exercise of stock options and settlement of restricted stock awards as operating cash inflows in the consolidated statements of cash flows in accordance with the provisions of the Emerging Issues Task Force (“EITF”) Issue No 00-15, “Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option.” SFAS No. 123(R) requires the benefits of tax deductions in excess of the compensation cost recognized for those options and stock awards to be classified as financing cash inflows rather than operating cash inflows on a prospective basis. This amount is shown as “Excess tax benefit from stock transactions” on the Consolidated Statement of Cash Flows.

The Company’s adoption of SFAS No. 123(R) using the modified prospective application required the Company to determine the amount of eligible windfall tax benefits (the pool of windfall tax benefits) that are available on the adoption date to offset future shortfalls. The Company has elected to calculate its historical pool of windfall tax benefits (that is, the amount that would have accumulated as of the adoption date of SFAS No. 123(R)) using the alternative (“short-cut”) method, as provided in FSP No. FAS 123(R)-3, and the “tax law ordering approach” to determine when the historic tax benefits are realized (tax benefits realized based on provisions in the tax law that identify the sequence in which stock option deductions are utilized for tax purposes). The Company will continue to track the balance of the pool of windfall tax benefits based on windfalls or shortfalls incurred after the adoption date.

Research and development costs

Costs related to research, design and development of products are charged to research and development expense as incurred. Software development costs are capitalized beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. The Company uses the working model approach to determine technological feasibility. Generally, the Company’s products are released soon after technological feasibility has been established. As a result, the Company has not capitalized any software development costs because such costs have not been significant.

Income taxes

The Company provides for income taxes using the liability method under SFAS No. 109, “Accounting for Income Taxes,” which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this statement, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some component or all of the deferred tax assets will not be realized. Tax rate changes are reflected in income during the period such changes are enacted.

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

The computations for basic and diluted net income per share are as follows (in thousands, except per share amounts):

	For the Year Ended December 31,
	2007	2006	2005

Numerator:
Net income	$1,367	$6,583	$5,801

Denominator:
Denominator for weighted average common shares outstanding — basic	16,972	13,463	12,379

Dilution associated with the company’s stock based compensation plans	485	779	904

Dilution associated with contingent stock consideration relating to acquisition of HInnovation, Inc. (see note 3)	—	17	—

Denominator:
Denominator for weighted average common shares outstanding — diluted	17,457	14,259	13,283

Net income per share — basic	$0.08	$0.49	$0.47
Net income per share — diluted	$0.08	$0.46	$0.44

Antidilutive stock options and restricted stock awards excluded from above calculation	809	379	230

Comprehensive income

Comprehensive income as defined by SFAS No. 130, “Reporting Comprehensive Income” (“SFAS No. 130”), includes net income and items defined as other comprehensive income. SFAS No. 130 requires that items defined as other comprehensive income, such as foreign currency translation adjustments and unrealized gains and losses on certain marketable securities, be separately classified in the financial statements. Such items are reported in the consolidated statements of stockholders’ equity as comprehensive income.

New accounting pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) which defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial assets and liabilities for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157.” FSP 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities that are not re-measured at fair value on a recurring basis until fiscal years beginning after November 15, 2008. Any amounts recognized upon adoption of this rule as a cumulative effect adjustment will be recorded to the opening balance of retained earnings in the year of adoption.  SFAS No. 157 was effective for the Company on January 1, 2008. The Company is currently evaluating the impacts and disclosures of this standard, but it does not expect SFAS No. 157 to have a material impact on its consolidated income statements or financial condition.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 was effective for the Company on January 1, 2008.  The Company is currently evaluating the impacts and disclosures of this standard, but it does not expect SFAS No. 159 to have a material impact on its consolidated income statements or financial condition.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS No. 141R”), which changes the accounting for business acquisitions. SFAS No. 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this standard will, among other things, impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets, and tax benefits. For the Company, SFAS No. 141R is effective for business combinations and adjustments to an acquired entity’s deferred tax asset and liability balances occurring after December 31, 2008. The Company is currently evaluating the impact the adoption of SFAS No. 141R will have on its financial position and results of operations.

In December 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 110 (SAB 110), which extends certain provisions of SAB No. 107. SAB 110 allows public companies which do not have historically sufficient experience to provide a reasonable estimate to continue use of the “simplified” method for estimating the expected term of “plain vanilla” share option grants after  December 31, 2007. SAB 110 is effective January 1, 2008. The Company plans to continue utilizing the simplified method for its “plain vanilla” share options until the Company has sufficient historical experience to estimate the expected term for share options issued.

3.              Financial statement components

Allowance for doubtful accounts

The allowance for doubtful accounts activity was as follows (in thousands):

	For the Year Ended December 31,
	2007	2006	2005

Beginning balance	$266	$320	$767
Provision	239	25	(159)
Write-offs	—	(87)	(288)
Recoveries	—	8	—
Ending balance	$505	$266	$320

Property and equipment, net

The components of property and equipment were as follows (in thousands):

	December 31,
	2007	2006

Equipment	$13,776	$11,207
Furniture and fixtures	3,813	3,042
Computer software	4,543	2,291
Leasehold improvements	2,780	2,300
Total property and equipment	24,912	18,840
Less accumulated depreciation and amortization	(13,747)	(9,598)
Property and equipment, net	$11,165	$9,242

Depreciation and amortization expense was $4.5 million, $2.9 million and $2.1 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Licensed technology, net

In July 2001, the Company entered into an agreement to license technology from a third party. The Company paid an aggregate of $750,000 to the licensor in 2001. The Company recorded this $750,000 purchase as licensed technology and is amortizing it over the estimated useful life of the technology of 75 months. This amortization expense is reported as cost of revenue for license fees. As part of this agreement, the Company is also obligated to pay the licensor royalties on the sales of certain products as defined in the agreement. During 2007, 2006 and 2005, $1.5 million, $1.8 million and $1.4 million, respectively, of such royalties were incurred and were reported as cost of revenue for license fees.

The components of licensed technology were as follows (in thousands):

	December 31,
	2007	2006

Licensed technology	$750	$750
Less accumulated amortization	(750)	(660)

Licensed technology, net	$—	$90

Amortization expense was $90,000 for the year ended December 31, 2007 and $120,000 for each of the years ended December 31, 2006 and 2005.

Other intangible assets, net

Acquired intangible assets subject to amortization were as follows (in thousands):

	December 31, 2007			December 31, 2006
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value

Existing software technology	$3,400	$(2,650)	$750	$3,400	$(1,966)	$1,434
Patents and patent applications	2,500	(1,398)	1,102	3,000	(1,242)	1,758
Non-compete/employment agreements	500	(500)	—	500	(483)	17
Total intangible assets subject to amortization	$6,400	$(4,548)	$1,852	$6,900	$(3,691)	$3,209

During the third quarter 2007, the Company recognized a $242,000 patent impairment charge related to a patent application acquired in the HInnovation, Inc. acquisition in February 2004. This patent application was rejected by the United States Patent and Trademark Office (“Patent Office”) on August 23, 2007, and the Company decided not to pursue this application further.

Intangible assets subject to amortization are amortized on a straight-line basis over the estimated period of benefit. Amortization expense was $1.2 million, $1.3 million and $1.3 million for the years ended December 31, 2007, 2006 and 2005, respectively.  The estimated future annual amortization expense for identified intangible assets is as follows (in thousands):

2008	$1,044
2009	426
2010	360
2011	22
$1,852

The preceding expected amortization expense is an estimate. Actual amortization expense may differ from estimates due to additional intangible asset acquisitions, impairment of intangible assets, accelerated amortization of intangible assets, and other events.  A patent acquired in the HInnovation, Inc. acquisition having a $882,000 net book value as of December 31, 2007 is currently under review by the Patent Office.

Goodwill

There were no changes to the carrying value of goodwill for the year ended December 31, 2007. The changes in the carrying amount of goodwill for the year ended December 31, 2006 are as follows (in thousands):

Balance as of December 31, 2005	$6,053
Contingent consideration earned	3,084
Reversal of tax valuation allowance relating to Hinnovation, Inc.	(48)
Balance as of December 31, 2006 and 2007	$9,089

The increase in goodwill during the year ended December 31, 2006 resulted from contingent consideration paid through the issuance of 106,000 shares of common stock valued at $3.1 million in connection with the acquisition of HInnovation, Inc. on February 18, 2004.

Deferred revenue

The components of deferred revenue were as follows (in thousands):

	December 31,
	2007	2006

Maintenance and support	$12,376	$10,750
Customer education	3,311	4,272
Installation	762	476
Software	755	409
Hardware and other	483	398
Total deferred revenue	17,687	16,305
Less current portion	(16,547)	(15,131)
Long-term portion of deferred revenue	$1,140	$1,174

4.              Commitments and contingencies

Operating lease commitments

The Company rents office space and certain office equipment under operating leases. In addition to minimum lease payments, the office leases require payment of a proportionate share of real estate taxes and building operating expenses. Total rent expense, including an allocation of the lessor’s operating costs, was $1.7 million, $1.2 million and $635,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

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

During the years ended December 31, 2007 and 2006, the Company expanded its Minnetonka headquarters and received leasehold improvements paid for by the Minnetonka lessor of $199,000 and $561,000, respectively. Such leasehold improvements were recorded as an asset by the Company and amortized over the shorter of their estimated useful lives or the remaining terms of the related leases with a corresponding amount recorded as deferred rent and amortized as a reduction of rent expense over the term of the Minnetonka lease.

The deferred rent balance was $1.7 million ($375,000 was classified as current) and $1.8 million ($313,000 was classified as current) as of December 31, 2007 and 2006, respectively.

The minimum lease payments, excluding estimated taxes and operating cost rent obligations, are approximately (in thousands):

2008	$1,154
2009	975
2010	888
2011	907
2012	76
Total	$4,000

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

The Applicable Minimum for each quarter through the second quarter of 2006 was $414,000. For each subsequent quarter, the Applicable Minimum was adjusted based on actual results but could never exceed $414,000. From the third quarter of 2006 through the second quarter of 2007, the Applicable Minimum every quarter was $0.  On June 30 each year during the term of the agreement, the aggregate sales of R2 Lung CAD Products in excess of the previous year aggregate Applicable Minimums were applied to the remaining potential future aggregate Applicable Minimums.  As of June 30, 2007, aggregate sales of R2 Lung CAD Products in excess of the previous aggregate Applicable Minimums exceeded the remaining potential future aggregate Applicable Minimums. As a result, as of June 30, 2007, the remaining potential aggregate Applicable Minimums was $0 through the term of the agreement which ends June 30, 2008.

In the first quarter of 2007, the Company reversed $54,000 of the $167,000 expense recorded to sales and marketing in the second quarter of 2006 relating to a shortfall from the Applicable Minimum. In the first quarter of 2006, the Company reversed $236,000 of the $410,000 expense recorded in the fourth quarter of 2005 relating to a shortfall from the Applicable Minimum.

Other items

Under general contract terms, the Company sometimes includes an indemnification clause in its software licensing agreement providing that the Company will indemnify the licensee against liability and damages arising from any claims of patent, copyright, trademark or trade secret infringement by the Company’s software. The Company has incurred insignificant costs as a result of this type of indemnification clause, and the Company does not maintain a product warranty liability related to such indemnification clauses.

The Company has entered into various employment agreements with certain executives of the Company, which include provisions for severance payments subject to certain conditions and events.

The Company recorded a $885,000 charge in the fourth quarter of 2007 related to the resignation of Jay D. Miller, the company’s former president and chief executive officer, of which $580,000 related to future cash payments and $305,000 related to equity-based compensation.

The Company is involved in various claims and legal actions in the normal course of business. Management is of the opinion that the outcome of such legal actions will not have a significant adverse effect on the Company’s financial position, results of operations or cash flows. Notwithstanding management’s belief, an unfavorable resolution of some or all of these matters could materially affect the Company’s future results of operations or cash flows.

5.              Stockholders’ equity

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

Stock option plans

In May 1997, Bio-Vascular, Inc., which is now known as Synovis Life Technologies, Inc., as the sole shareholder of the Company, approved and adopted the Vital Images, Inc. 1997 Stock Option and Incentive Plan (the “Stock Option Plan”), which became effective on the Distribution Date. Under the terms of the Stock Option Plan, the Board of Directors or a committee of the Board may grant options and other equity-based awards to key employees to purchase shares of the Company’s common stock at an option exercise price equal to or greater than 85% of the fair market value on the date of grant. The options are exercisable at such times, in installments or otherwise, as the Board of Directors or a committee of the Board may determine. Generally, these options have a term of five or eight years and are exercisable as to 28% of the total grant one year after the date of grant and 2% per month thereafter. The total number of shares of common stock that may be issued or awarded under the Stock Option Plan was 4,100,000 shares. The Stock Option Plan expired on March 19, 2007 and no more rights to obtain shares will be granted from it.

Also in May 1997, Bio-Vascular, as the sole shareholder of the Company, approved and adopted the Vital Images, Inc. 1997 Director Stock Option Plan (the “Director Plan”), which became effective on the Distribution Date. The Director Plan provides non-employee directors with automatic grants of stock options and allows the Board of Directors to make additional discretionary option grants to any or all directors. Options that are granted under the Director Plan are granted with an option price equal to the fair market value on the date of grant, have a term of five or eight years, are non-qualified options and become exercisable in three equal annual installments beginning on the first occurring December 31 after the date of grant. The total number of shares of common stock that may be issued or awarded under the Director Plan was 500,000 shares. The Director Plan expired on March 19, 2007, and no more rights to obtain shares will be granted from it.

On May 4, 2006, the shareholders of the Company approved the Vital Images, Inc. 2006 Long-Term Incentive Plan (the “2006 Plan”). The 2006 Plan provides that the total number of shares of the Company’s common stock that may be subject to options, restricted stock awards and other equity awards granted under the 2006 Plan shall not exceed 900,000 shares. The 2006 Plan provides the Board of Directors or a committee of the Board the authority to grant incentive stock options qualified as such under Section 422 of the Internal Revenue Code of 1986 and nonqualified stock options, awards of restricted stock, stock appreciation rights, other equity-based awards, cash-based awards or any combination of such awards subject to the terms of the 2006 Plan. As of December 31, 2007, 822,765 shares remained available for the grant of awards under the 2006 Plan.

The following table summarizes stock option activity for 2007, 2006 and 2005:

	Shares Underlying Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)

Total outstanding as of December 31, 2004	2,326,675	$8.54

Options granted	509,315	$17.60
Options exercised	(711,288)	$6.33
Options cancelled	(127,427)	$11.45

Total outstanding as of December 31, 2005	1,997,275	$11.45

Options granted	383,300	$31.15
Options exercised	(564,286)	$9.17
Options cancelled	(19,110)	$23.33

Total outstanding as of December 31, 2006	1,797,179	$16.24

Options granted	469,595	$30.99
Options exercised	(220,604)	$10.68
Options cancelled	(64,766)	$26.66

Total outstanding as of December 31, 2007	1,981,404	$20.03	3.75	$6,796
Options exercisable as of:
December 31, 2005	1,185,463	$9.03
December 31, 2006	1,064,923	$11.39
December 31, 2007	1,206,104	$14.71	3.44	$6,542

Various price ranges and weighted average information for options outstanding and exercisable as of December 31, 2007 are as follows:

			Options Outstanding			Options Exercisable
				Weighted Average	Weighted		Weighted
				Remaining	Average		Average
Range of			Number	Contractual Life	Exercise	Number	Exercise
Exercise Prices			Outstanding	(in years)	Price	Exercisable	Price
$4.38	-	$7.63	377,045	1.72	$6.82	377,045	$6.82
$8.00	-	$15.40	373,495	4.03	$12.06	330,493	$11.80
$15.50	-	$19.64	445,586	5.04	$18.01	318,898	$17.97
$19.80	-	$31.38	348,932	4.00	$29.65	49,827	$26.52
$31.50	-	$32.64	357,651	3.61	$32.29	103,261	$32.11
$32.65	-	$35.70	78,695	4.36	$34.15	26,580	$34.05
			1,981,404	3.75	$20.03	1,206,104	$14.71

The aggregate intrinsic value of options (that is, the amount by which the market price of the stock on the date of exercise exceeded the exercise price of the option) exercised during the years ended December 31, 2007, 2006 and 2005 was $4.4 million, $12.8 million and $9.0 million, respectively. Cash received from the exercise of stock options for the years ended December 31, 2007, 2006 and 2005 was $2.4 million, $5.2 million and $4.5 million, respectively. The total tax benefit realized for the tax deductions from options exercised for the years ended December 31, 2007, 2006 and 2005 was $1.5 million, $4.4 million and $3.4 million, respectively.

Restricted stock

The company grants nonvested shares of common stock (“restricted stock”) to certain employees under the Stock Option Plan and the 2006 Plan.  The restricted stock generally vests 25% annually beginning one year after the grant date.  The following table summarizes the restricted stock activity for the year ended December 31, 2007 and 2006:

	Restricted Shares	Weighted-Average Grant Date Fair Value Per Share
Total outstanding as of December 31, 2005	114,770	$17.61
Shares granted	33,910	$31.76
Shares vested	(29,226)	$17.51
Shares forfeited/cancelled	(3,777)	$21.44
Total outstanding as of December 31, 2006	115,677	$21.65
Shares granted	14,250	$34.21
Shares vested	(35,677)	$20.88
Shares forfeited/cancelled	(4,647)	$24.53
Total outstanding as of December 31, 2007	89,603	$23.81

The total tax benefit realized for the tax deductions from restricted stock vested during the years ended December 31, 2007 and 2006 was $368,000 and $315,000, respectively.

Employee stock purchase plan

The 1997 Employee Stock Purchase Plan (the “ESPP”) was approved and adopted by Bio-Vascular, as the sole shareholder of the Company, in May 1997. The ESPP, which became effective on July 1, 1997, enables eligible employees to purchase the Company’s common stock at a price equal to 85% of the fair market value of the stock on the date an offering period commences or on the date an offering period terminates, whichever is lower. Under the ESPP, an aggregate of up to 250,000 shares of common stock can be issued and sold to participating employees of the Company through a series of three-month offering periods, beginning July 1, 1997. The ESPP covers substantially all employees, subject to certain limitations. Each employee may elect to have up to 10% of his or her base pay withheld and applied toward the purchase of shares in each such offering period. As of December 31, 2007, 25,730 shares of common stock remained reserved for future purchases under the ESPP.

6.              Income taxes

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN 48 did not have a material impact on the Company’s Consolidated Financial Statements. Additionally, the adoption of FIN 48 had no impact on retained earnings or the gross liability for uncertain tax positions.  The Company had no uncertain tax positions as of December 31, 2007 and 2006.

The Company did not have any material unrecognized tax benefits as of the date of the adoption of FIN 48 or as of December 31, 2007. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision. The Company recorded no interest and penalties during the year ended December 31, 2007 and had no accrued interest and penalties as of December 31, 2007. The Company is no longer subject to U.S. federal tax examinations by tax authorities for tax years before 2003. The Company is open to state tax audits until the applicable statute of limitations expires.

The components of income before income taxes were as follows (in thousands):

	For the Year Ended December 31,
	2007	2006	2005
Income before income taxes:
U.S.	$1,313	$9,951	$8,571
International	405	322	61
	1,718	10,273	8,632

The income tax provision included the following components (in thousands):

	For the Year Ended December 31,
	2007	2006	2005
Current income taxes:
Federal	$112	$91	$48
State	140	48	36
Foreign	115	79	—
	367	218	84
Deferred income taxes:
Federal	93	3,181	2,613
State	(109)	218	159
Foreign	—	73	(25)
	(16)	3,472	2,747
Provision for income taxes	$351	$3,690	$2,831

A reconciliation of the Company’s income tax provision computed using the federal statutory rate to the tax provision reported in the Company’s statements of operations is as follows (in thousands):

	For the Year Ended December 31,
	2007	2006	2005
Tax provision computed at the federal statutory rate	$584	$3,493	$2,935
State taxes, net of federal benefit	96	378	299
Increase (decrease) in tax from:
Stock-based compensation	244	334	—
Research and development tax credits	(682)	(562)	(362)
Business meals and entertainment	119	75	41
Extraterritorial income exclusion	—	(38)	(27)
Foreign tax rate differential	(23)	(5)	(5)
Change in state tax rate	—	—	(104)
Change in valuation allowance	(4)	(25)	47
Other, net	17	40	7
Provision for income taxes	$351	$3,690	$2,831

The significant components of the Company’s tax-effected net deferred tax assets were as follows (in thousands):

	December 31,
	2007	2006
Current:
Accrued expenses and allowances	$829	$465
Stock-based compensation	2,643	1,196
Total current deferred tax asset	3,472	1,661
Noncurrent:
Net operating loss carryforwards	4,221	6,218
Research and development tax credit carryforwards	3,579	2,896
Depreciation and amortization	952	633
Deferred revenue	416	428
Identifed intangible assets	(677)	(1,172)
Other	269	151
Total noncurrent deferred tax asset before valuation allowance	8,760	9,154
Less valuation allowance	(139)	(185)
Total net noncurrent deferred tax asset	8,621	8,969
Total net deferred tax asset	$12,093	$10,630

Net operating loss carryforwards and other tax credit carryforwards as of December 31, 2007

The Company had federal tax loss carryforwards of approximately $12.1 million, representing a $4.1 million deferred tax asset as of December 31, 2007. The federal tax loss carryforwards will expire in 2019 through 2026 if not utilized. The Company estimates that it is more likely than not that this deferred tax asset will be realized prior to expiration.

The Company had state tax loss carryforwards of approximately $1.9 million, representing a $108,000 deferred tax asset as of December 31, 2007. The state tax loss carryforwards will expire at various dates through 2023 if not utilized. The Company had a $17,000 valuation allowance related to this deferred tax asset as of December 31, 2007 due to the uncertainty in realization prior to expiration.

The Company had other federal and state tax credits and carryforwards of approximately $3.8 million, representing a $3.8 million deferred tax asset as of December 31, 2007. The federal and state credits and carryforwards will expire in 2008 through 2027 if not utilized. The Company had a $122,000 valuation allowance related to this deferred tax asset as of December 31, 2007 due to the uncertainty in realization prior to expiration.

During the year ended December 31, 2007, the Company reversed $4,000 of the valuation allowance relating to state tax loss carryforwards as it was more likely than not that the deferred tax asset would be realized prior to expiration. During the year ended December 31, 2007, the Company wrote off $42,000 to the valuation allowance related to research and development tax credits that had expired prior to realization.

Activity during the year ended December 31, 2007

The Company’s methodology for determining the realizability of its deferred tax assets involves estimates of future taxable income from its core business, the estimated impact of future tax deductions from the exercise of stock options outstanding as of December 31, 2007, and the expiration dates and amounts of net operating loss carryforwards and other tax credits. These estimates are projected through the life of the related deferred tax assets based on assumptions which management believes to be reasonable and consistent with current operating results.

Although the Company had cumulative pre-tax income for financial reporting purposes for the three years ended December 31, 2007, the Company did not pay any significant income taxes over that period due to tax deductions from the exercise of stock options as well as its utilization of net operating losses. In assessing the realizability of its deferred tax assets as of December 31, 2007, the Company considered evidence regarding its ability to generate sufficient future taxable income to realize its deferred tax assets. The primary evidence considered included the cumulative pre-tax income for financial reporting purposes for the past three years; the estimated impact of future tax deductions from the exercise of stock options outstanding as of December 31, 2007; and the estimated future taxable income based on historical operating results.

After giving consideration to these factors, the Company concluded that it was more likely than not that the tax loss carryforwards will be realized prior to their expiration and that other tax credits that expire prior to 2010 will not be utilized due to the estimated future tax deductions from the exercise of stock options outstanding as of December 31, 2007 as well as utilization of tax loss carryforwards. The Company had a valuation allowance of $139,000 as of December 31, 2007 relating to net operating losses and tax credits that expire prior to 2010.

The Company also concluded that it was more likely than not that the net deferred tax assets of $12.1 million as of December 31, 2007 and the estimated future tax deductions from the exercise of stock options outstanding as of December 31, 2007 would be utilized prior to expiring. Based on this conclusion, the Company would require approximately $29.1 million in cumulative future taxable income to be generated at various times over the next 20 years to realize the related net deferred tax assets of $12.1 million as of December 31, 2007 as well as the estimated future tax deductions from the exercise of stock options outstanding and in-the-money as of December 31, 2007.

If the Company adjusts either its estimates of future taxable income or tax deductions from the exercise of stock options, or if the Company’s stock price increases significantly without an increase in taxable income, causing the Company to believe that its deferred tax assets will not be utilized, the Company may need to establish additional valuation allowances on its deferred tax assets, which could materially impact its financial position and results of operations.

Activity during the year ended December 31, 2006

During the year ended December 31, 2006, the Company reversed $25,000 of the valuation allowance relating to state tax loss carryforwards, as it was more likely than not that the deferred tax asset would be realized prior to expiration. During the year ended December 31, 2006, the Company wrote-off $79,000 to the valuation allowance related to research and development tax credits that had expired prior to realization.

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

Net operating loss carryforward limitations

Under Section 382 of the Internal Revenue Code of 1986, certain stock transactions which significantly change ownership, including the sale of stock and the granting of options to purchase stock, could limit the amount of net operating loss carryforwards that may be utilized on an annual basis to offset taxable income in future periods. Management believes that any past changes in ownership, as defined by Section 382, would not materially impact the Company’s ability to utilize loss carryforwards.

7.              Employee benefit plan

The Company maintains the Vital Images, Inc. Salary Savings Plan (the “Plan”), which is intended to qualify under Section 401(k) of the Internal Revenue Code of 1986, as amended. The Plan covers substantially all employees. Each employee may elect to contribute to the Plan through payroll deductions up to 100% of his or her salary, subject to certain limitations. At the discretion of the Board of Directors, the Company may make matching contributions equal to a percentage of the salary reduction contributions or other discretionary amounts. The Company paid matching contributions of $410,000, $214,000 and $103,000 in 2007, 2006 and 2005, respectively.

8.  Major customers and geographic data

Customers accounting for more than 10% of the Company’s total revenue are as follows (in thousands):

	For the Year Ended December 31,
	2007	2006	2005

Toshiba Medical Systems Corporation	$32,710	$28,879	$24,307
Percentage of total revenue	47%	41%	47%

McKesson Corporation	$6,061	$7,314	$3,800
Percentage of total revenue	9%	10%	7%

As of December 31, 2007 and 2006, Toshiba Medical Systems Corporation accounted for 34% and 41% of accounts receivable, respectively. As of December 31, 2007 and 2006, McKesson Corporation accounted for 6% and 14% of accounts receivable, respectively.

The majority of the Company’s long-lived assets are located in the United States.

Export revenue accounted for 19%, 15% and 16% of total revenue for the years ended December 31, 2007, 2006 and 2005, respectively. Substantially all of the Company’s export sales are negotiated, invoiced and paid in U.S. dollars.

Sales by geographic area are summarized as follows (in thousands):

	For the Year Ended December 31,
	2007	2006	2005

United States	$56,630	$59,640	$43,552
Europe	8,378	5,713	4,461
Asia-Pacific	2,380	2,520	2,277
Other foreign countries	2,788	2,639	1,427
	$70,176	$70,512	$51,717

9. Selected quarterly financial data (unaudited)

The following summarized unaudited quarterly financial data has been prepared using the financial statements of the Company (in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2007
Total revenue	$20,825	$15,534	$17,115	$16,702
Gross profit	$16,480	$11,842	$13,329	$12,936
Net income (loss)	$2,372	$(379)	$927	$(1,553)
Earnings (loss) per share — basic (1)	$0.14	$(0.02)	$0.05	$(0.09)
Earnings (loss) per share — diluted (1)	$0.14	$(0.02)	$0.05	$(0.09)

2006
Total revenue	$15,796	$16,913	$17,781	$20,022
Gross profit	$12,592	$13,415	$14,311	$15,285
Net income	$1,427	$1,247	$1,624	$2,285
Earnings per share — basic (1)	$0.11	$0.09	$0.12	$0.15
Earnings per share — diluted (1)	$0.10	$0.09	$0.12	$0.15

(1)      The sum of the quarterly earnings (loss) per share may not equal the annual earnings per share due to changes in average shares outstanding.

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

10.4

Form of Change in Control Agreement between Vital Images, Inc. and Steven P. Canakes, incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.*

10.5

Employment Agreement dated September 8, 2005 by and between Vital Images, Inc. and Dr. Susan A. Wood, incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K dated September 12, 2005.*

10.6

Change in Control Agreement dated September 8, 2005 by and between Vital Images, Inc. and Dr. Susan A. Wood, incorporated by reference to Exhibit 99.5 to the Company’s Current Report on Form 8-K dated September 12, 2005.*

10.7

Employment Agreement dated September 8, 2005 by and between Vital Images, Inc. and Philip I. Smith, incorporated by reference to Exhibit 99.6 to the Company’s Current Report on Form 8-K dated September 12, 2005.*

10.8

Employment Agreement dated September 8, 2005 by and between Vital Images, Inc. and Steven P. Canakes, incorporated by reference to Exhibit 99.7 to the Company’s Current Report on Form 8-K dated September 12, 2005.*

10.9

Change in Control Agreement dated May 16, 2005, by and between Vital Images, Inc. and Michael H. Carrel, incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K dated May 19, 2005.*

10.10

Employment Agreement dated October 24, 2005 by and between Vital Images, Inc. and Jeremy A. Abbs, incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (“2005 Annual Report”).

10.11	Form of Change in Control Agreement between Vital Images, Inc. and Philip I. Smith and Jeremy A. Abbs, incorporated by reference to Exhibit 10.22 to the Company’s 2005 Annual Report.

10.12

2006 Long Term Incentive Plan, as amended, incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and Exhibit 99.1to the Company’s Registration Statement on Form S-8 dated September 08, 2006.*

10.13	Employment Agreement dated January 12, 2008 by and between Vital Images, Inc. and Michael H. Carrel, filed herewith.*

10.14	Employment Agreement dated January 12, 2008 by and between Vital Images, Inc. and Peter J. Goepfrich, filed herewith.*

10.15

Marketing and Distribution Agreement between Vital Images, Inc. and Toshiba Corporation, Medical Systems Company dated March 30, 2007, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.**

10.16	Amendment No. 1 to Marketing and Distribution Agreement between Vital Images, Inc. and Toshiba Corporation, Medical Systems Company, dated November 26, 2007, filed herewith.**

10.17	Amendment No. 2 to Marketing and Distribution Agreement between Vital Images, Inc. and Toshiba Corporation, Medical Systems Company, dated November 26, 2007, filed herewith.**

10.18	Amendment No. 3 to Marketing and Distribution Agreement between Vital Images, Inc. and Toshiba Corporation, Medical Systems Company, dated March, 2008, filed herewith.**

10.19	Separation and Non-Compete Agreement dated January 16, 2008 by and between Vital Images, Inc. and Jay D. Miller, filed herewith.*

21.1	Subsidiaries of Registrant, filed herewith.

23.1	Consent of PricewaterhouseCoopers LLP, filed herewith.

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

*                 Indicates a management contract or compensatory plan or arrangement.

**          Portions of such exhibit are treated as confidential pursuant to a request for that confidential treatment filed with the Commission by Vital Images.