Form 10-Q
period 2008-03-31
VITAL IMAGES INC
filed 2008-05-12
CIK 912888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒   No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐   No   ☒

On May 5, 2008, there were 17,203,652 shares of the Registrant’s common stock, par value $.01 per share, outstanding.

Vital Images, Inc.
Form 10-Q
March 31, 2008

Part I. Financial Information

Item 1. Financial Statements

Vital Images, Inc.
Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)
(Unaudited)

	March 31,	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$144,058	$146,685
Marketable securities	31,280	31,709
Accounts receivable, net	16,266	15,962
Deferred income taxes	3,472	3,472
Prepaid expenses and other current assets	2,436	2,441
Total current assets	197,512	200,269
Marketable securities	3,578	—
Property and equipment, net	10,909	11,165
Deferred income taxes	8,924	8,621
Other intangible assets, net	1,591	1,852
Goodwill	9,089	9,089
Total assets	$231,603	$230,996

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,579	$3,330
Accrued compensation	3,052	3,092
Accrued royalties	1,150	1,113
Other current liabilities	2,487	2,282
Deferred revenue	16,825	16,547
Total current liabilities	26,093	26,364
Deferred revenue	1,250	1,140
Deferred rent	1,178	1,276
Total liabilities	28,521	28,780

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock: $0.01 par value; 5,000 shares authorized; none issued or outstanding	—	—
Common stock: $0.01 par value; 40,000 shares authorized; 17,177 issued and outstanding as of March 31, 2008; and 17,153 shares issued and outstanding as of December 31, 2007	172	172
Additional paid-in capital	201,054	199,625
Retained earnings	1,826	2,420
Accumulated other comprehensive income (loss)	30	(1)
Total stockholders’ equity	203,082	202,216
Total liabilities and stockholders’ equity	$231,603	$230,996

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

Vital Images, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)
(Unaudited)

	For the three months ended
	March 31,
	2008	2007

Revenue:
License fees	$9,358	$13,470
Maintenance and services	7,534	7,049
Hardware	425	306
Total revenue	17,317	20,825

Cost of revenue:
License fees	1,153	1,605
Maintenance and services	2,572	2,523
Hardware	195	217
Total cost of revenue	3,920	4,345

Gross profit	13,397	16,480

Operating expenses:
Sales and marketing	8,051	8,025
Research and development	4,285	3,541
General and administrative	3,651	3,512
Total operating expenses	15,987	15,078

Operating (loss) income	(2,590)	1,402

Interest income	1,685	2,144
(Loss) income before income taxes	(905)	3,546
(Benefit) provision for income taxes	(311)	1,174
Net (loss) income	$(594)	$2,372

Net (loss) income per share – basic	$(0.03)	$0.14
Net (loss) income per share – diluted	$(0.03)	$0.14

Weighted average common shares outstanding - basic	17,075	16,845
Weighted average common shares outstanding - diluted	17,075	17,533

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

Vital Images, Inc.
Condensed Consolidated Statements of Cash Flows

(In thousands)
(Unaudited)

	For the three months ended
	March 31,
	2008	2007
Cash flows from operating activities:
Net (loss) income	$(594)	$2,372
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	1,244	1,026
Amortization of identified intangibles	261	326
Provision for doubtful accounts	135	53
Deferred income taxes	(311)	1,174
Excess tax benefit from stock transactions	(66)	(958)
Amortization of discount and accretion of premium on marketable securities	(299)	(153)
Employee stock-based compensation	1,232	1,275
Amortization of deferred rent	(93)	(70)
Changes in operating assets and liabilities:
Accounts receivable	(439)	(942)
Prepaid expenses and other assets	5	(144)
Accounts payable	(439)	(915)
Accrued expenses and other liabilities	65	(1,292)
Deferred revenue	388	876
Deferred rent	—	199
Net cash provided by operating activities	1,089	2,827

Cash flows from investing activities:
Purchases of property and equipment	(1,300)	(1,937)
Purchases of marketable securities	(20,609)	(9,764)
Proceeds from maturities of marketable securities	16,227	10,950
Proceeds from sale of marketable securities	1,581	—
Net cash used in investing activities	(4,101)	(751)

Cash flows from financing activities:
Proceeds from sale of common stock under stock plans	319	1,292
Excess tax benefit from stock transactions	66	958
Net cash provided by financing activities	385	2,250

Net (decrease) increase in cash and cash equivalents	(2,627)	4,326
Cash and cash equivalents, beginning of period	146,685	144,382
Cash and cash equivalents, end of period	$144,058	$148,708

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

Vital Images, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.              Basis of presentation

The accompanying unaudited Condensed Consolidated Financial Statements of Vital Images, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, for a fair statement have been included. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the year ending December 31, 2008. The December 31, 2007 condensed consolidated balance sheet information was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

2.              Major customer and geographic data

Major customers (dollars in thousands):

	For the three months ended
	March 31,
	2008	2007
Toshiba Medical Systems Corporation	$8,782	$9,937
Percentage of total revenue	51%	48%
McKesson Information Systems LLC	$1,590	$1,737
Percentage of total revenue	9%	8%

As of March 31, 2008 and December 31, 2007, Toshiba Medical Systems Corporation accounted for 53% and 34% of accounts receivable, respectively. As of March 31, 2008 and December 31, 2007, McKesson Information Systems LLC accounted for 9% and 6% of accounts receivable, respectively.

Revenue by geographic area is summarized as follows (dollars in thousands):

	For the three months ended
	March 31,
	2008	2007
United States	$13,224	$16,834
Europe	2,039	2,643
Asia and Pacific Region	887	719
Canada	728	55
Other Foreign Countries	439	574
Totals	$17,317	$20,825
Export revenue as a percent of total revenue	24%	19%

Substantially all of the Company’s export sales are negotiated, invoiced and paid in U.S. dollars.

3.              Equity-based compensation

The following table illustrates how equity-based compensation was allocated to the statements of operations (in thousands):

	For the three months ended
	March 31,
	2008	2007
Cost of revenue	$76	$97
Sales and marketing	368	529
Research and development	265	137
General and administrative	523	513
Total equity-based compensation expense	$1,232	$1,276

As of March 31, 2008, approximately $11.2 million of unrecognized compensation expense related to stock options was expected to be recognized over a weighted-average period of 3.1 years. As of March 31, 2008, approximately $1.0 million of unrecognized compensation expense related to restricted stock awards was expected to be recognized over a weighted-average period of 1.4 years.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. The Black-Scholes option valuation model requires the development of assumptions that are input into the model. These assumptions are the expected stock volatility, the risk-free interest rate, the option’s expected life and the dividend yield on the underlying stock.

For purposes of calculating the fair value of options under Statement of Accounting Standard (“SFAS”) No. 123(R), “Share-Based Payment,” the weighted-average fair value of options granted was $5.67 and $13.94 for the three months ended March 31, 2008 and 2007, respectively. The weighted-average fair values for the options were based on the fair values on the dates of grant. The fair values for the options were calculated using the Black-Scholes option-pricing model, with the following weighted-average assumptions and expense adjusted using the following expected forfeiture rate assumptions:

	For the three months ended March 31,
	2008	2007
Expected option life	3.75 years	3.75 years
Expected volatility factor	46%	52%
Expected dividend yield	0%	0%
Risk-free interest rate	2.35%	4.49%
Expected forfeiture rate	1.06%	1.07%

The following table summarizes stock option activity for the three months ended March 31, 2008:

Shares Underlying Options

Total outstanding as of December 31, 2007	1,981,404
Options granted	689,120
Options exercised	(24,040)
Options cancelled	(25,256)
Total outstanding as of March 31, 2008	2,621,228

Options granted during the three months ended March 31, 2008 primarily consisted of the Company’s annual grant to employees.

In the first quarter of 2007, the Company granted shares of restricted stock with performance-based vesting to certain employees. No equity-based compensation expense for the awards was recognized for the three months ended March 31, 2008, as the Company did not consider achievement of the performance metrics to be probable. The cumulative amount of the expense related to the awards not recognized as of March 31, 2008 but which may be recognized in future periods if performance metrics are met was $124,000.

4.              Per share data

Basic net income (loss) per share is computed using net income (loss) and the weighted-average number of common shares outstanding. Diluted net income (loss) per share reflects the weighted-average number of common shares outstanding plus any potentially dilutive shares outstanding during the period. Potentially dilutive shares consist of shares issuable upon the exercise of stock options, as well as unvested restricted stock. For the 2008 first quarter, all common share equivalents were anti-dilutive because the Company generated a net loss. For the 2007 first quarter, options and restricted stock awards for 736,000 shares were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.

The computations for basic and diluted net (loss) income per share are as follows (in thousands, except per share amounts):

	For the three months ended
	March 31,
	2008	2007
Numerator:
Net (loss) income	$(594)	$2,372

Denominator:
Denominator for weighted average common shares outstanding - basic	17,075	16,845
Dilution associated with the Company’s stock-based compensation plans	—	688
Denominator for weighted average common shares outstanding - diluted	17,075	17,533

Net (loss) income per share — basic	$(0.03)	$0.14
Net (loss) income per share — diluted	$(0.03)	$0.14

Antidilutive stock options and restricted stock awards excluded from above calculation	2,687	736

5.              Comprehensive (loss) income

Comprehensive (loss) income as defined by SFAS No. 130, “Reporting Comprehensive Income” (“SFAS 130”), includes net (loss) income and items defined as other comprehensive income. SFAS 130 requires that items defined as other comprehensive (loss) income, such as unrealized gains and losses on certain marketable securities, be separately classified in the financial statements. Such items are reported in the consolidated statements of stockholders’ equity as comprehensive (loss) income.

The components of comprehensive (loss) income  were as follows (in thousands):

	For the three months ended
	March 31,
	2008	2007
Net (loss) income	$(594)	$2,372
Other comprehensive income (loss):
Net change in unrealized gain or loss on available-for-sale investments, net of tax	31	(4)
Cumulative translation adjustment	—	1
Comprehensive (loss) income	$(563)	$2,369

6.              Other intangible assets

Acquired intangible assets subject to amortization were as follows (in thousands):

	March 31, 2008			December 31, 2007
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Existing software technology	$3,400	$(2,821)	$579	$3,400	$(2,650)	$750
Patents and patent applications	2,500	(1,488)	1,012	2,500	(1,398)	1,102
Total intangible assets subject to amortization	$5,900	$(4,309)	$1,591	$5,900	$(4,048)	$1,852

Intangible assets subject to amortization are amortized on a straight-line basis over the estimated period of benefit. Amortization expense related to other intangible assets was $261,000 and $296,000 for the three months ended March 31, 2008 and 2007, respectively. The estimated future amortization expense for identified intangible assets as of March 31, 2008 is as follows (in thousands):

Remainder of 2008	$783
2009	426
2010	360
2011	22
$1,591

The preceding expected amortization expense is an estimate. Actual amortization expense may differ from estimates due to additional intangible asset acquisitions, impairment of intangible assets, accelerated amortization of intangible assets and other events. A patent acquired in the HInnovation, Inc. acquisition having a net book value of $810,000 as of March 31, 2008 is currently under review by the United States Patent and Trademark Office.

7.           Deferred revenue

The components of deferred revenue were as follows:

	March 31,	December 31,
	2008	2007
Maintenance and support	$12,592	$12,376
Customer education	3,284	3,311
Installation	670	762
Professional services	242	186
Software	917	755
Hardware and other	370	297
Total deferred revenue	18,075	17,687
Less current portion	(16,825)	(16,547)
Long-term portion of deferred revenue	$1,250	$1,140

8.           Income taxes

Under the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), the Company did not have any material unrecognized tax benefits as of as of March 31, 2008 and December 31, 2007. The Company recorded no interest and penalties during the three months ended March 31, 2008 and 2007 and had no accrued interest and penalties as of March 31, 2008 and December 31, 2007. The Company is no longer subject to U.S. federal tax examinations by tax authorities for tax years before 2003. The Company is open to state tax audits until the applicable statute of limitations expires. The Company does not expect that the total amount of unrecognized tax benefits as of March 31, 2008 will change materially in the next 12 months.

The Company’s consolidated effective income tax rate was 34.3% and 33.1% for the three months ended March 31, 2008 and 2007, respectively, and 20.4% for fiscal year 2007. The provision for income taxes consists of provisions for federal, state and foreign income taxes. The consolidated income tax rate is a composite rate of the applicable rates in the various jurisdictions. The increase in the estimated effective tax rate is primarily due to the expiration of the research and development tax credit on December 31, 2007. The Company does not know if a similar tax credit will be enacted for 2008.

The Company has $12.4 million of deferred tax assets as of March 31, 2008. The ability to realize these deferred tax assets involves estimates of future taxable income, the estimated impact of future tax deductions from the exercise of stock options outstanding as of each balance sheet date, and the expiration dates and amounts of net operating loss carryforwards and other tax credits. If the Company decreases its estimates of future taxable income or tax deductions from the exercise of stock options, or its stock price increases significantly without an increase in taxable income, causing management to believe that the Company’s deferred tax assets may not be utilizable, the Company may need to establish additional valuation allowances on its deferred tax assets, which would reduce or eliminate the Company’s ability to use its deferred tax assets to offset taxes due and could materially impact the Company’s financial position and results of operations.

After giving consideration to these factors, the Company determined that there was no need to adjust its valuation allowance for deferred tax assets. The Company had a valuation allowance of $139,000 as of March 31, 2008 and December 31, 2007 relating to net operating losses and tax credits that expire prior to 2010.

9.              Commitments and contingencies

Under general contract terms, the Company often includes provisions in its software license agreements under which the Company agrees to indemnify its customers against liability and damages arising from claims of patent, copyright, trademark or trade secret infringement by the Company’s software. The Company has not incurred any material costs as a result of this type of indemnification clause, and the Company does not maintain a product warranty liability related to such indemnification clauses.

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

10.       Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”), which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. This statement applies under other accounting pronouncements that require or permit fair value measurements. The statement indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. SFAS 157 defines fair value based upon an exit price model.

Relative to SFAS 157, the FASB issued FASB Staff Positions (“FSP”) 157-1 and 157-2. FSP 157-1 amends SFAS 157 to exclude SFAS No. 13, “Accounting for Leases,” and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-2 delays the effective date of the application of SFAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis.

The Company adopted SFAS 157 as of January 1, 2008, with the exception of the application of SFAS 157 to non-recurring nonfinancial assets and nonfinancial liabilities. Non-recurring nonfinancial assets and nonfinancial liabilities to which we have not applied the provisions of SFAS 157 include those measured at fair value during impairment testing for goodwill and other long-lived assets and those initially measured at fair value in a business combination.

SFAS 157 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value. A financial asset’s or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2008 (in thousands):

		Fair Value Measurements at March 31, 2008 Using
	Total Carrying	Quoted price in	Significant other	Significant unobservable
	Value at	active markets	observable inputs	inputs
	March 31, 2008	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Corporate debt	$126,077	$126,077	$—	$—
Government debt	14,476	14,476	—	—
	140,553	140,553	—	—
Marketable securities:
Corporate debt	$16,826	$15,553	$1,273	$—
Government debt	18,032	18,032	—	—
	34,858	33,585	1,273	—
	$175,411	$174,138	$1,273	$—

Cash equivalents and marketable securities measured at fair value using quoted market prices are classified within Level 1 of the valuation hierarchy. Marketable securities classified within Level 2 of the valuation hierarchy consist of asset-backed securities for which significant observable market data exist but our nonstandard lot sizes prevent measurement using quoted market prices. The valuation of asset-backed securities is determined by reviewing quoted market prices for traded lots of the same or similar securities. All asset-backed securities held by the Company are rated AAA and are current on scheduled pay-downs with expected full maturity within the next 12 months. Given the current conditions of the credit markets, there is some risk the unrealized losses as of March 31, 2008 could increase if the credit markets continue to deteriorate.

The Company analyzes its investments for impairment on an ongoing basis. Factors considered in determining whether an unrealized loss is a temporary loss or an other-than-temporary loss include the length of time and extent to which the securities have been in an unrealized loss position and the Company’s ability and intent to hold the investment for a period of time sufficient to allow for any anticipated market recovery. The Company has the ability and intent to hold these investments until anticipated recovery of fair value, which may be maturity, and therefore the Company does not consider these investments to be impaired as of March 31, 2008.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The Company adopted SFAS 159 on January 1, 2008 and has elected not to measure any additional financial instruments and other items at fair value.

11.    New Accounting Pronouncements

As mentioned in Note 10, FSP 157-2 delayed the effective date of the application of SFAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. Non-recurring nonfinancial assets and nonfinancial liabilities for which we have not applied the provisions of SFAS 157 include those measured at fair value during impairment testing for goodwill and other long-lived assets and those initially measured at fair value in a business combination. The Company is currently assessing the impact of SFAS 157 for nonfinancial assets and nonfinancial liabilities on its consolidated financial position, results of operations and cash flows but does not believe it will have a material impact on the Company.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”), which changes accounting for business acquisitions. SFAS141(R) will require the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establish the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this standard will, among other things, impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets and tax benefits.  SFAS 141(R) will be effective for the Company for business combinations occurring after December 31, 2008. The impact on the Company’s consolidated financial statements of adopting SFAS 141(R) will depend on the nature, terms and size of business combinations completed after December 31, 2008.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive summary

Since the second quarter of 2007, financial results for Vital Images, Inc. (also referred to as “we”, “us” and “our”) have been significantly affected by the industry-wide slowdown in the computed tomography, or CT, market and by the broad impact of the Deficit Reduction Act.  Results in the first quarter of 2008 were therefore below our 2007 first quarter results as we continue to operate in this challenging market.

•                  Revenue decreased 17% to $17.3 million, compared to $20.8 million for the first quarter of 2007.

•                  Gross margin decreased to 77%, compared to 79% for the first quarter of 2007.

•                  Loss before taxes was $(905,000), compared to income before taxes of $3.5 million for the first quarter of 2007.

•                  Net loss was $(594,000), or $(0.03) per diluted share, compared to net income of $2.4 million, or $0.14 per diluted share, for the 2007 first quarter.

Our cash, cash equivalents and marketable securities position continued to strengthen during the three months ended March 31, 2008. Total cash, cash equivalents and marketable securities were $178.9 million as of March 31, 2008, compared to $178.4 million as of December 31, 2007.  However, working capital (defined as current assets less current liabilities) decreased to $171.4 million as of March 31, 2008, compared to $173.9 million as of December 31, 2007.

Overview

We are a leading provider of enterprise-wide advanced visualization and image analysis solutions for use by medical professionals in clinical analysis and therapy planning for medical conditions. We provide software, customer education, software maintenance, professional services and, on occasion, third-party hardware to our customers. Our technology rapidly transforms complex data generated by diagnostic imaging equipment into functional digital images that can be manipulated and analyzed using our specialized applications to better understand internal anatomy and pathology. Our solutions are designed to improve physician workflow and productivity, enhance the ability to make clinical decisions, facilitate less invasive patient care, and complement often significant capital investments in diagnostic imaging equipment made by our customers. Our software is compatible with equipment from all major manufacturers of diagnostic imaging equipment, such as CT scanners, and can be integrated into picture archiving and communication systems, or PACS. Many hospitals use PACS to acquire, distribute and archive medical images and diagnostic reports, reducing the need for film and increasing reliance on advanced visualization solutions such as ours. We also offer a Web-based solution that provides physicians with anywhere, anytime access to medical images and visualization tools through any Internet-enabled computer.

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

Vitrea® software, our flagship software product, is an easy-to-use, intuitive, high-speed volume rendering technology that creates interactive two-dimensional, or 2D, three-dimensional, or 3D, and four-dimensional, or 4D, images from information generated by standard CT scanners. Vitrea is commonly deployed on standalone workstations, as well as on PACS, using standard computer hardware, and provides advanced visualization for radiological, cardiac, oncological and surgical applications. Vitrea renders vibrant, clear, color images at high speeds and enables users to interactively navigate within these images to visualize, measure and understand internal structures and disease conditions. We believe our user interfaces are intuitive, and they are specifically configured to assist physicians in optimizing their clinical workflow. VitreaACCESS™  creates Vitrea-to-Vitrea workflow by allowing a Vitrea license and associated software to be used on other Vitrea workstations (non-simultaneously). This enables a facility to pass its access to Vitrea licenses from one workstation to another, giving the entire facility flexibility in how and where it uses its Vitrea licenses. VitreaACCESS™-Remote software provides physicians remote access to the full suite of advanced visualization and analysis tools provided by Vitrea software. It offers a cost effective solution designed to enable users to leverage workstations by allowing secure access to Vitrea applications from any personal computer in a facility or from external locations through a virtual private network, or VPN.

ViTALConnect® software, our Web-based solution, allows multiple physicians to collaboratively use enterprise-wide advanced visualization in their medical practices. It provides radiologists and referring physicians anywhere, anytime access to interactive 2D, 3D and 4D medical images and the ability to measure, rotate, analyze and segment those images. Our latest release includes features previously available only on multimodality workstations, such as a variety of multi-planar reformat, or MPR, modes, thick slab rendering in MPR, 3D volumetric visualization with simple point of interest navigation, 4D dataset visualization, CT/positron emission tomography, or PET, fusion and advanced analysis tools.

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

Vitrea Option	Clinical Use
•Vscore	—Quantifies calcium in the four major coronary arteries
•CT Brain Perfusion	—Analyzes the blood flow of stroke victims
•Innerview GI (virtual colonoscopy)	—Locates and analyzes polyps in the colon
•Automated Vessel Measurements	—Characterizes the course and dimensions of diseased blood vessels
•CT Cardiac	—Determines the extent of obstructive coronary artery disease
•SUREPlaque™	—Aids in evaluating, characterizing and quantifying plaque inside the coronary arteries
•Vessel Probe	—Defines vascular anatomy and the extent of obstruction in vessels other than the coronary arteries
•CT Lung and Lung Tools	—Visualizes and measures nodules in the lungs
•ImageChecker® CT	—Detects pulmonary nodules in the chest
•Fusion7D™	—Visualizes images and fuse studies from multiple modalities, such as magnetic resonance, or MR, and PET
•CADstream™	—Analyzes MR breast exams
•QMass™ MR	—Analyzes MR cardiac images
•EP Planning	—3D advanced visualization and modeling tool for the electrophysiology lab

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

Our products work with equipment from all major manufacturers of diagnostic imaging systems, including Toshiba Medical Systems Corporation (“Toshiba”), GE Medical Systems, Siemens Medical Systems, Inc. and Philips Medical Systems. Our products may also be integrated into PACS, such as those marketed by McKesson Corporation (“McKesson”), Sectra AB and DR Systems, Inc., and run on off-the-shelf third-party computer hardware.

Critical accounting policies and estimates

Our discussion and analysis of financial condition and results of operations are based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. We have adopted various accounting policies to prepare the Condensed Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States of America. The most significant accounting policies are disclosed in Note 2 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2007. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. We continually evaluate our critical accounting policies and estimates. We discuss our critical accounting estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. The adoption of SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) was the only significant change in our critical accounting policies or estimates since December 31, 2007.

Results of Operations

The following table sets forth information from our Condensed Consolidated Statements of Operations, expressed as a percentage of total revenue.

	For the three months ended March 31,
	2008	2007

Revenue:
License fees	54.0%	64.7%
Maintenance and services	43.5	33.8
Hardware	2.5	1.5
Total revenue	100.0	100.0

Cost of revenue:
License fees	6.6	7.7
Maintenance and services	14.9	12.1
Hardware	1.1	1.1
Total cost of revenue	22.6	20.9

Gross profit	77.4	79.1

Operating expenses:
Sales and marketing	46.5	38.5
Research and development	24.7	17.0
General and administrative	21.2	16.9
Total operating expenses	92.4	72.4

Operating (loss) income	(15.0)	6.7

Interest income	9.8	10.3
(Loss) income before income taxes	(5.2)	17.0

(Benefit) provision for income taxes	(1.8)	5.6

Net (loss) income	(3.4)%	11.4%

Revenue (dollars in thousands)

	For the three months ended March 31,
	2008	2007	Change
Revenue:
License fees	$9,358	$13,470	$(4,112)	(31)%
Maintenance and services	7,534	7,049	485	7%
Hardware	425	306	119	39%
Total revenue	$17,317	$20,825	$(3,508)	(17)%

Revenue for the three months ended March 31, 2008 was affected primarily by decreased sales of software licenses primarily due to a slowdown in the CT scanner market, offset by increased maintenance and services revenue from a larger installed base of customers.

License fee revenue (dollars in thousands)

	For the three months ended March 31,
	2008	2007	Change
License fee revenue:
Vitrea licenses	$3,020	$4,489	$(1,469)	(33)%
Vitrea options and third party software	5,895	8,566	(2,671)	(31)%
Other	443	415	28	7%
Total license fee revenue	$9,358	$13,470	$(4,112)	(31)%

The decrease in license fee revenue during the three months ended March 31, 2008 was driven primarily by a decrease in the number of Vitrea licenses sold. Top-selling options for the three months ended March 31, 2008 and 2007 were General Vessel Probe, Automated Vessel Measurement and CT Cardiac – all cardiovascular solutions. The following table sets forth information on license fee revenue by source:

	For the three months ended March 31,
	2008	2007
Percent of license fee revenue:
Direct	25%	36%
Toshiba	66	56
McKesson	9	8
Total license fee revenue	100%	100%

Maintenance and services revenue (dollars in thousands)

	For the three months ended March 31,
	2008	2007	Change
Maintenance and services revenue:
Maintenance and support	$6,141	$5,039	$1,102	22%
Customer education	1,030	1,672	(642)	(38)%
Installation	363	338	25	7%
Total maintenance and services	$7,534	$7,049	$485	7%

The increase in maintenance and support revenue for the three months ended March 31, 2008, compared to the same period in 2007, was due to a significant increase in the number of customers on maintenance contracts, as well as to increased pricing on maintenance-related services. The decrease in customer education revenue for the three months ended March 31, 2008, compared to the same period in 2007, was due to the general timing of training sessions and the effect of decreased license sales. Installation revenue increased due to the timing of installations and increased installation revenue from ViTALConnect software for the three months ended March 31, 2008.

Hardware revenue

Hardware revenue increased 39% to $425,000 in the first quarter of 2008, compared to $306,000 in the first quarter of 2007. We offer to sell hardware to our customers in conjunction with license sales, and fluctuations are driven by individual customer purchasing preferences. Sales of hardware systems are not core to our strategy and will fluctuate from period to period depending upon the needs of our customers.

Cost of revenue and gross profit

A comparison of gross profit and gross margin by revenue category is as follows (dollars in thousands):

	For the three months ended March 31,
	2008	2007	Change
Gross profit:
License fees	$8,205	$11,865	$(3,660)	(31)%
Maintenance and services	4,962	4,526	436	10%
Hardware	230	89	141	158%
Total gross profit	$13,397	$16,480	$(3,083)	(19)%

Gross margin:
License fees	88%	88%
Maintenance and services	66%	64%
Hardware	54%	29%
Total gross margin	77%	79%

License fee gross margin for the three months ended March 31, 2008 was consistent with the same period in 2007.

Maintenance and services gross margin increased during the three months ended March 31, 2008, compared to the same period in 2007, due to increases in the percentage of our customers who purchase maintenance services, as well as some increases in our pricing, without an increase in costs at a similar rate. We will continue to invest in our customer education, installation, professional services and customer support areas in the future to adequately support our growing installed base of customers. The increase in maintenance and services revenue as a percent of total revenue in the first quarter of 2008 compared to the same period in 2007 resulted in a lower overall gross margin for the 2008 first quarter.

Hardware gross margin increased for the three months ended March 31, 2008, compared to the same period in 2007, due to more favorable pricing in the first quarter of 2008.

Operating expenses

The following is a comparison of operating expenses as a percent of revenue as well as the percent increase in total expense:

	Percent of revenue for the three months ended March 31,		Percent increase for the three months ended March 31,
	2008	2007	2007 to 2008
Operating expenses:
Sales and marketing	46.5%	38.5%	—%
Research and development	24.7	17.0	21%
General and administrative	21.2	16.9	4%
Total operating expenses	92.4%	72.4%	6%

Sales and marketing

Sales and marketing expenses remained relatively flat at $8.1 million in the first quarter of 2008, compared to $8.0 million in the first quarter of 2007. Changes in sales and marketing expenses are as follows (dollars in thousands):

	Increase (decrease) from the three months ended March 31, 2007 to 2008
	Amount	Percent
Salaries, benefits and bonuses	$349	12%
Depreciation	111	36%
Overhead and other expenses	101	10%
Travel, meals and entertainment	9	1%
Trade shows and advertising	(33)	(4)%
Equity-based compensation	(161)	(30)%
Commissions	(350)	(23)%
Total	$26	—%

The increase in salaries and benefits costs resulted from additional personnel and international expansion. The decrease in equity-based compensation was due to the cancellation of options from terminated employees and to a personnel reorganization in the second quarter of 2007. Commission expense decreased in the first quarter of 2008 due to sales representatives being below plan relative to the 2007 first quarter. During the first quarter of 2008, we restructured the number of our United States sales zones from six to five. We had 101 and 96 sales and marketing personnel as of March 31, 2008 and 2007, respectively.

We will continue to manage sales and marketing expenses based on market conditions and business opportunities. For full year 2008, we expect sales and marketing expenses will be approximately 45% to 48% of total revenue.

Research and development

Research and development expenses increased $744,000 to $4.3 million in the first quarter of 2008, compared to $3.5 million in the first quarter of 2007. The change in research and development expenses is as follows (dollars in thousands):

	Increase (decrease) from the three months ended March 31, 2007 to 2008
	Amount	Percent
Consulting	$270	519%
Salaries, benefits and bonuses	228	9%
Overhead and other expenses	134	21%
Equity-based compensation	127	93%
Depreciation	(15)	(6)%
Total	$744	21%

The increase in research and development expenses for the three months ended March 31, 2008 was primarily due to an increase in consulting expense and compensation costs as a result of additional consultants and personnel focused on product development. We had 116 and 99 research and development personnel as of March 31, 2008 and 2007, respectively.

We will continue to devote resources to develop applications focused on cardiovascular disease and oncology, PACS integration and Web-based solutions that help physicians across the hospital enterprise better serve their patients. For full year 2008, we expect research and development expenses will be approximately 24% to 26% of total revenue.

General and administrative

General and administrative expenses increased $139,000 to $3.7 million in the first quarter of 2008, compared to $3.5 million in the first quarter of 2007. The change in general and administrative expenses is as follows (dollars in thousands):

	Increase (decrease) from the three months ended March 31, 2007 to 2008
	Amount	Percent
Overhead and other expenses	$166	23%
Consulting	103	37%
Accounting, auditing and legal fees	30	6%
Equity-based compensation	10	2%
Salaries, benefits and bonuses	(170)	(12)%
Total	$139	4%

The increase in general and administrative expenses during the three months ended March 31, 2008, compared to the same period in 2007, was primarily due to increases in consulting and overhead expenses we began to incur in the second half of 2007 related to international expansion. The decrease in salaries, benefits and bonuses was primarily the result of a decrease in bonus expense due to lower company performance against the bonus plan in the first quarter of 2008. We had 54 and 52 general and administrative personnel as of March 31, 2008 and 2007, respectively. We expect general and administrative expenses to decrease moderately in future periods as we continue to manage costs. For full year 2008, we expect research and development expenses will be approximately 18% to 20% of total revenue.

Equity-based compensation

Equity-based compensation decreased $44,000 to $1.2 million for the three months ended March 31, 2008, compared to $1.3 million in the same quarter in 2007.

Interest income

We generated $1.7 million of interest income in the first quarter of 2008, compared to $2.1 million in the first quarter of 2007. The decrease for the three months ended March 31, 2008, compared to the same period in 2007, was primarily due to a decline in interest rates.

Income taxes

Our consolidated effective income tax rate was 34.3% and 33.1% for the three months ended March 31, 2008 and 2007, respectively, and 20.4% for fiscal year 2007. The provision for income taxes consists of provisions for federal, state and foreign income taxes. The consolidated income tax rate is a composite rate of applicable rates in the various jurisdictions. The increase in the estimated effective tax rate is primarily due to the expiration of the research and development credit on December 31, 2007. We do not know if a similar tax credit will be enacted for 2008.

Due to the utilization of deferred tax assets relating to net operating losses and tax deductions from the exercise of stock options, we do not anticipate paying any significant federal income taxes for the next two to three years. Actual results could accelerate or defer the utilization of our deferred tax assets. Additionally, if we are unable to generate sufficient taxable income, causing us to believe that our deferred tax assets will not be utilizable, additional valuation allowances may need to be established on our deferred tax assets, which would reduce or eliminate our ability to use our deferred tax assets to offset taxes due and could materially impact our financial position and results of operations.

Liquidity and capital resources

As of March 31, 2008, we had $178.9 million in cash, cash equivalents and marketable securities, working capital (defined as current assets less current liabilities) of $171.4 million and no borrowings, as compared to $178.4 million in cash, cash equivalents and marketable securities, working capital of $173.9 million and no borrowings as of December 31, 2007.

Operating activities

During the first three months of 2008, cash provided by operations was $1.1 million, which consisted of a net loss of $594,000, an increase of $2.1 million from other non-cash operating activities, primarily equity-based compensation and depreciation, and a decrease of $420,000 from changes in working capital accounts. Changes in working capital accounts primarily related to an increase in accounts receivable of $439,000 due to timing of customer payments and a decrease in accounts payable of $439,000 due to the general timing of payments to vendors. Days’ sales outstanding (calculated by dividing ending net accounts receivable by revenue per day) were 84 and 83 as of March 31, 2008 and December 31, 2007, respectively. Our aging remains relatively current, with less than 10% of receivables greater than 90 days past due as of March 31, 2008 and December 31, 2007. We use days’ sales outstanding as an activity measure which places emphasis and focus on accounts receivable, but this measure is not defined under U.S. generally accepted accounting principles, and similarly titled measures may not be computed in the same way by other companies. The decreases in cash were offset by increases in deferred revenue of $388,000, accrued expenses and other liabilities of $65,000 and an increase in prepaid expenses of $5,000.

During the first three months of 2007, cash provided by operations was $2.8 million, which consisted of net income of $2.4 million, a decrease of $2.4 million from changes in working capital accounts, an increase of $199,000 in deferred rent relating to payments made by our Minnetonka landlord for our benefit, and an increase of $2.6 million from other non-cash operating activities. Changes in working capital accounts primarily related to a decrease in accrued expenses and other liabilities of $1.3 million, a decrease in accounts payable of $915,000, an increase in accounts receivable of $942,000, and an increase in deferred revenue of $876,000. Days’ sales outstanding were 90 and 101 as of March 31, 2007 and December 31, 2006, respectively. Our aging was relatively current, with less than 10% of receivables greater than 90 days past due as of March 31, 2007 and December 31, 2006.

Investing activities

Net cash used in investing activities was $4.1 million during the first three months of 2008. Net cash used by investing activities was $751,000 during the first three months of 2007.

We used $1.3 million for purchases of property and equipment during the three months ended March 31, 2008, compared to $1.9 million for the same period in 2007. The purchases for the first three months of 2008 were primarily related to our continued implementation of an enterprise resource planning system. The purchases for the first three months of 2007 were principally to expand our facilities, upgrade computer equipment and purchase computer equipment for new personnel. We anticipate that we will continue to purchase property and equipment in the normal course of business. The amount and timing of these purchases and the related cash outflows in future periods are difficult to predict and depend on a number of factors, including the hiring of employees and the rate of change of computer hardware.

We used $20.6 million to purchase investments in marketable securities during the first three months of 2008, compared to $9.8 million for the same period in 2007. We realized $17.8 million of proceeds from maturities and sales of marketable securities during the first three months of 2008, compared to $11.0 million for the same period in 2007. As of March 31, 2008, our marketable securities consisted of U.S. government obligations, U.S. government agency obligations, corporate commercial obligations and certificates of deposit.

Financing activities

Cash provided by financing activities totaled $385,000 and $2.3 million for the first three months of 2008 and 2007, respectively. Proceeds from the sale of common stock under stock plans were $319,000 and $1.3 million during the first three months of 2008 and 2007, respectively. The remaining increase in the first three months of 2008 and 2007 related to the excess tax benefit from stock transactions.

We have never paid or declared any cash dividends and do not intend to pay dividends in the foreseeable future.

Off-balance-sheet arrangements

We did not have any off-balance sheet arrangements as of March 31, 2008 or December 31, 2007.

Other purchase commitments

We had no significant outstanding purchase orders as of March 31, 2008. We have entered into a number of technology licensing agreements that provide for the payment of royalties when we sell Vitrea and ViTALConnect; we are not obligated for any minimum payments under such agreements.

Foreign currency transactions

Substantially all of our foreign transactions are negotiated, invoiced and paid in U.S. dollars.

Inflation

We believe inflation has not had a material effect on our operations or financial condition.

Recent accounting pronouncements

In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. 157-2, which delayed the effective date of the application of Statement of Accounting Standard (“SFAS”) No. 157 (“SFAS 157”) to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. Non-recurring nonfinancial assets and nonfinancial liabilities for which we have not applied the provisions of SFAS 157 include those measured at fair value during impairment testing for goodwill and other long-lived assets and those initially measured at fair value in a business combination. We are currently assessing the impact of SFAS 157 for nonfinancial assets and nonfinancial liabilities on our consolidated financial position, results of operations and cash flows, but we do not believe it will have a material impact on the Company.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”), which changes accounting for business acquisitions.  SFAS 141(R) will require the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this standard will, among other things, impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets and tax benefits.  SFAS 141(R) will be effective for us for business combinations occurring after December 31, 2008. The impact on the our consolidated financial statements of adopting SFAS No. 141(R) will depend on the nature, terms and size of business combinations completed after December 31, 2008.

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

Factors that may impact forward-looking statements include, among others, our abilities to maintain the technological competitiveness of our current products, develop new products, successfully market our products, respond to competitive developments, develop and maintain partnerships with providers of complementary technologies, identify and close mergers and acquisitions, manage our costs and the challenges that may come with growth of our business, and attract and retain qualified sales, technical and management employees. We are also affected by the growth and regulation of the medical technology industry, including the acceptance of enterprise-wide advanced visualization by hospitals, clinics, and universities, product clearances and approvals by the United States Food and Drug Administration and similar regulatory bodies outside the United States, and reimbursement and regulatory practices by Medicare, Medicaid, and private third-party payer organizations. We are also affected by other factors identified in our filings with the Securities and Exchange Commission, some of which are set forth in the section entitled “Item 1A.Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007 (and many of which we have discussed in prior filings). Although we have attempted to list comprehensively these important factors, we also wish to caution investors that other factors may prove to be important in the future in affecting our operating results. New factors emerge from time to time, and it is not possible for us to predict all of these factors, nor can we assess the impact each factor or combination of factors may have on our business.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For information regarding our exposure to certain market risks, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, which is hereby incorporated herein. There have been no significant changes in the financial instruments or market risk exposures from the amounts and descriptions disclosed therein.

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

Changes in internal control over financial reporting

There were no changes in internal control over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.    Legal Proceedings

None.

Item 1A. Risk Factors

The discussion of our business and operations included in this Quarterly Report on Form 10-Q should be read together with the risk factors described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007. They describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties, together with other factors described elsewhere in this report, have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. New risks may emerge at any time, and we cannot predict those risks or estimate the extent to which they may affect financial performance.

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

VITAL IMAGES, INC.

May 12, 2008	/s/ Peter J. Goepfrich
Peter J. Goepfrich
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)