Form 10-Q
period 2008-06-30
VITAL IMAGES INC
filed 2008-08-11
CIK 912888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒   No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐   No   ☒

On August 4, 2008, there were 15,823,207 shares of the Registrant’s common stock, par value $.01 per share, outstanding.

Vital Images, Inc.
Form 10-Q
June 30, 2008

Part I. Financial Information

Item 1. Financial Statements

Vital Images, Inc.
Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)
(Unaudited)

	June 30,	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$106,435	$146,685
Marketable securities	47,628	31,709
Accounts receivable, net	13,968	15,962
Deferred income taxes	3,472	3,472
Prepaid expenses and other current assets	2,578	2,441
Total current assets	174,081	200,269
Marketable securities	14,346	—
Property and equipment, net	11,238	11,165
Deferred income taxes	9,978	8,621
Other intangible assets, net	1,330	1,852
Goodwill	9,089	9,089
Total assets	$220,062	$230,996

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,932	$3,330
Accrued compensation	3,800	3,092
Accrued royalties	1,042	1,113
Other current liabilities	2,361	2,282
Deferred revenue	17,324	16,547
Total current liabilities	28,459	26,364
Deferred revenue	1,164	1,140
Deferred rent	1,080	1,276
Total liabilities	30,703	28,780

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock: $0.01 par value; 5,000 shares authorized; none issued or outstanding	—	—
Common stock: $0.01 par value; 40,000 shares authorized; 16,280 issued and outstanding as of June 30, 2008; and 17,153 shares issued and outstanding as of December 31, 2007	163	172
Additional paid-in capital	189,005	199,625
Retained earnings	249	2,420
Accumulated other comprehensive loss	(58)	(1)
Total stockholders’ equity	189,359	202,216
Total liabilities and stockholders’ equity	$220,062	$230,996

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

Vital Images, Inc.
Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)
(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2008	2007	2008	2007

Revenue:
License fees	$7,706	$7,710	$17,064	$21,180
Maintenance and services	7,811	7,663	15,345	14,712
Hardware	190	161	615	467
Total revenue	15,707	15,534	33,024	36,359

Cost of revenue:
License fees	1,011	940	2,164	2,545
Maintenance and services	2,479	2,596	5,051	5,119
Hardware	111	156	306	373
Total cost of revenue	3,601	3,692	7,521	8,037

Gross profit	12,106	11,842	25,503	28,322

Operating expenses:
Sales and marketing	8,117	7,513	16,168	15,538
Research and development	4,378	3,718	8,663	7,259
General and administrative	3,330	3,558	6,981	7,070
Total operating expenses	15,825	14,789	31,812	29,867

Operating loss	(3,719)	(2,947)	(6,309)	(1,545)

Interest income	1,159	2,249	2,844	4,393
(Loss) income before income taxes	(2,560)	(698)	(3,465)	2,848
(Benefit) provision for income taxes	(983)	(319)	(1,294)	855
Net (loss) income	$(1,577)	$(379)	$(2,171)	$1,993

Net (loss) income per share – basic	$(0.09)	$(0.02)	$(0.13)	$0.12
Net (loss) income per share – diluted	$(0.09)	$(0.02)	$(0.13)	$0.11

Weighted average common shares outstanding - basic	16,827	16,976	16,951	16,911
Weighted average common shares outstanding - diluted	16,827	16,976	16,951	17,507

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

Vital Images, Inc.
Condensed Consolidated Statements of Cash Flows

(In thousands)
(Unaudited)

	For the six months ended
	June 30,
	2008	2007
Cash flows from operating activities:
Net (loss) income	$(2,171)	$1,993
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	2,456	2,140
Amortization of identified intangibles	522	635
Provision for doubtful accounts	259	111
Deferred income taxes	(1,294)	855
Excess tax benefit from stock transactions	(157)	(1,325)
Amortization of discount and accretion of premium on marketable securities	(428)	(347)
Employee stock-based compensation	2,542	2,746
Amortization of deferred rent	(186)	(159)
Changes in operating assets and liabilities:
Accounts receivable	1,735	4,478
Prepaid expenses and other assets	(137)	(1,118)
Accounts payable	111	(340)
Accrued expenses and other liabilities	571	(1,291)
Deferred revenue	801	623
Deferred rent	—	199
Net cash provided by operating activities	4,624	9,200

Cash flows from investing activities:
Purchases of property and equipment	(2,792)	(3,440)
Purchases of marketable securities	(68,427)	(27,628)
Proceeds from maturities of marketable securities	36,917	14,777
Proceeds from sale of marketable securities	1,581	750
Net cash used in investing activities	(32,721)	(15,541)

Cash flows from financing activities:
Repurchases of common stock	(13,309)	—
Proceeds from sale of common stock under stock plans	999	2,420
Excess tax benefit from stock transactions	157	1,325
Net cash (used) provided by financing activities	(12,153)	3,745

Net decrease in cash and cash equivalents	(40,250)	(2,596)
Cash and cash equivalents, beginning of period	146,685	144,382
Cash and cash equivalents, end of period	$106,435	$141,786

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

Vital Images, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.                Basis of presentation

The accompanying unaudited Condensed Consolidated Financial Statements of Vital Images, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, for a fair statement have been included. Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the year ending December 31, 2008. The December 31, 2007 condensed consolidated balance sheet information was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

The Condensed Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated. The Company views its operations and manages its business as one reportable segment — the development and marketing of software and related services for advanced visualization and analysis solutions for use by medical professionals in clinical analysis and therapy planning. Factors used to identify the Company’s single operating segment include the financial information available for evaluation by the chief operating decision maker in making decisions about how to allocate resources and assess performance. The Company markets its products and services through a direct sales force and independent distributors in the United States and international markets.

2.           Major customer and geographic data

Major customers (dollars in thousands):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Toshiba Medical Systems Corporation	$7,883	$6,180	$16,666	$16,117
Percentage of total revenue	50%	40%	50%	44%
McKesson Information Systems LLC	$1,073	$1,435	$2,663	$3,173
Percentage of total revenue	7%	9%	8%	9%

As of June 30, 2008 and December 31, 2007, Toshiba Medical Systems Corporation accounted for 51% and 34% of accounts receivable, respectively. As of June 30, 2008 and December 31, 2007, McKesson Information Systems LLC accounted for 10% and 6% of accounts receivable, respectively.

Revenue by geographic area is summarized as follows (dollars in thousands):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2008	2007	2008	2007
United States	$11,987	$13,008	$25,211	$29,842
Europe	1,921	1,261	3,960	3,904
Asia and Pacific Region	796	533	1,683	1,252
Canada	327	134	1,055	189
Other Foreign Countries	676	598	1,115	1,172
Total	$15,707	$15,534	$33,024	$36,359
Export revenue as a percent of total revenue	24%	16%	24%	18%

Substantially all of the Company’s export sales are negotiated, invoiced and paid in U.S. dollars.

3.           Equity-based compensation

The following table illustrates how equity-based compensation was allocated to the statements of operations (in thousands):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Cost of revenue	$88	$115	$164	$212
Sales and marketing	364	607	732	1,136
Research and development	288	189	553	326
General and administrative	570	559	1,093	1,072
Total equity-based compensation expense	$1,310	$1,470	$2,542	$2,746

As of June 30, 2008, approximately $9.9 million of unrecognized compensation expense related to stock options was expected to be recognized over a weighted-average period of 3.0 years. As of June 30, 2008, approximately $765,000 of unrecognized compensation expense related to restricted stock awards was expected to be recognized over a weighted-average period of 1.2 years.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. The Black-Scholes option valuation model requires the development of assumptions that are input into the model. These assumptions include the expected stock volatility, the risk-free interest rate, the option’s expected life and the dividend yield on the underlying stock.

For purposes of calculating the fair value of options under Statement of Accounting Standard (“SFAS”) No. 123(R), “Share-Based Payment,” the weighted-average fair value of options granted was $5.81 and $5.68 for the three and six months ended June 30, 2008, respectively, and $12.47 and $13.85 for the three and six months ended June 30, 2007, respectively. The weighted-average fair values for the options were based on the fair values on the dates of grant. The fair values for the options were calculated using the Black-Scholes option-pricing model, with the following weighted-average assumptions and expense adjusted using the following expected forfeiture rate assumptions:

	For the three months ended June 30,		For the six months ended June 30,
	2008	2007	2008	2007
Expected option life	3.75 years	3.75 years	3.75 years	3.75 years
Expected volatility factor	45%	51%	46%	52%
Expected dividend yield	0%	0%	0%	0%
Risk-free interest rate	3.00%	4.59%	2.40%	4.50%
Expected forfeiture rate	2%	1%	1%	1%

The following table summarizes stock option activity for the six months ended June 30, 2008:

Shares Underlying Options

Total outstanding as of December 31, 2007	1,981,404
Options granted	744,570
Options exercised	(83,052)
Options cancelled	(99,602)
Total outstanding as of June 30, 2008	2,543,320

Options granted during the six months ended June 30, 2008 primarily consisted of the Company’s annual grant to employees in the first quarter of 2008.

In the first quarter of 2007, the Company granted shares of restricted stock with performance-based vesting to certain employees. No equity-based compensation expense for the awards was recognized for the three and six months ended June 30, 2008, as the Company did not consider achievement of the performance metrics to be probable. The cumulative amount of the expense related to the awards not recognized as of June 30, 2008 but which may be recognized in future periods if performance metrics are met was $133,000.

4.           Per share data

Basic net (loss) income per share is computed using net (loss) income and the weighted-average number of common shares outstanding. Diluted net (loss) income per share reflects the weighted-average number of common shares outstanding plus any potentially dilutive shares outstanding during the period. Potentially dilutive shares consist of shares issuable upon the exercise of stock options, as well as unvested restricted stock.

The computations for basic and diluted net (loss) income per share are as follows (in thousands, except per share amounts):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Numerator:
Net (loss) income	$(1,577)	$(379)	$(2,171)	$1,993

Denominator:
Denominator for weighted average common shares outstanding – basic	16,827	16,976	16,951	16,911
Dilution associated with the Company’s stock-based compensation plans	—	—	—	596
Denominator for weighted average common shares outstanding – diluted	16,827	16,976	16,951	17,507

Net (loss) income per share — basic	$(0.09)	$(0.02)	$(0.13)	$0.12
Net (loss) income per share — diluted	$(0.09)	$(0.02)	$(0.13)	$0.11

Antidilutive stock options and restricted stock awards excluded from above calculation	2,602	2,128	2,602	814

5.           Comprehensive (loss) income

Comprehensive (loss) income, as defined by SFAS No. 130, “Reporting Comprehensive Income” (“SFAS 130”), includes net (loss) income and items defined as other comprehensive income. SFAS 130 requires that items defined as other comprehensive (loss) income, such as unrealized gains and losses on certain marketable securities, be separately classified in the financial statements. Such items are reported in the consolidated statements of stockholders’ equity as comprehensive (loss) income.

The components of comprehensive (loss) income were as follows (in thousands):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Net (loss) income	$(1,577)	$(379)	$(2,171)	$1,993
Other comprehensive income (loss):
Net change in unrealized gain or loss on available-for-sale investments, net of tax	(88)	(2)	(57)	(6)
Cumulative translation adjustment	—	7	—	8
Comprehensive (loss) income	$(1,665)	$(374)	$(2,228)	$1,995

6.                                      Other intangible assets

Acquired intangible assets subject to amortization were as follows (in thousands):

	June 30, 2008			December 31, 2007
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Existing software technology	$3,400	$(2,992)	$408	$3,400	$(2,650)	$750
Patents and patent applications	2,500	(1,578)	922	2,500	(1,398)	1,102
Total intangible assets subject to amortization	$5,900	$(4,570)	$1,330	$5,900	$(4,048)	$1,852

Intangible assets subject to amortization are amortized on a straight-line basis over the estimated period of benefit. Amortization expense related to other intangible assets was $261,000 and $522,000 for the three and six months ended June 30, 2008, respectively, and $279,000 and $575,000 for the three and six months ended June 30, 2007, respectively. The estimated future amortization expense for identified intangible assets as of June 30, 2008 is as follows (in thousands):

Remainder of 2008	$522
2009	426
2010	360
2011	22
Total	$1,330

The preceding expected amortization expense is an estimate. Actual amortization expense may differ from estimates due to additional intangible asset acquisitions, impairment of intangible assets, accelerated amortization of intangible assets and other events. A patent acquired in the HInnovation, Inc. acquisition having a net book value of $738,000 as of June 30, 2008 is currently under review by the United States Patent and Trademark Office.

7.           Deferred revenue

The components of deferred revenue were as follows:

	June 30,	December 31,
	2008	2007
Maintenance and support	$13,416	$12,376
Customer education	3,089	3,311
Professional services	950	948
Software	705	755
Hardware and other	328	297
Total deferred revenue	18,488	17,687
Less current portion	(17,324)	(16,547)
Long-term portion of deferred revenue	$1,164	$1,140

8.              Income taxes

Under the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), the Company did not have any material unrecognized tax benefits as of June 30, 2008 and December 31, 2007. The Company recorded no interest and penalties during the three and six months ended June 30, 2008 and 2007 and had no accrued interest and penalties as of June 30, 2008 and December 31, 2007. The Company is no longer subject to U.S. federal tax examinations by tax authorities for tax years before 2003. The Company is open to state tax audits until the applicable statute of limitations expires. The Company does not expect that the total amount of unrecognized tax benefits as of June 30, 2008 will change materially in the next 12 months.

The Company’s consolidated effective income tax rate was 38.4% and 45.7% for the three months ended June 30, 2008 and 2007, respectively, and 37.3% and 30.0% for the six months ended June 30, 2008 and 2007, respectively. The Company’s consolidated effective income tax rate was 20.4% for fiscal year 2007. The provision for income taxes consists of provisions for federal, state and foreign income taxes. The consolidated income tax rate is a composite rate of the applicable rates in the various jurisdictions. The increase in the estimated annual effective tax rate for 2008 over the 2007 annual effective tax rate is primarily due to the expiration of the research and development tax credit on December 31, 2007. The Company does not know if a similar tax credit will be enacted for 2008.

The Company has $13.5 million of deferred tax assets as of June 30, 2008. The ability to realize these deferred tax assets involves estimates of future taxable income, the estimated impact of future tax deductions from the exercise of stock options outstanding as of each balance sheet date, and the expiration dates and amounts of net operating loss carryforwards and other tax credits. If the Company decreases its estimates of future taxable income or tax deductions from the exercise of stock options, or its stock price increases significantly without an increase in taxable income, causing management to believe that the Company’s deferred tax assets may not be utilizable, the Company may need to establish additional valuation allowances on its deferred tax assets, which would reduce or eliminate the Company’s ability to use its deferred tax assets to offset taxes due and could materially impact the Company’s financial position and results of operations. If the Company does not achieve a higher level of taxable income in the next two years, the potential that a valuation allowance will need to be established for some or all of the Company’s deferred tax assets increases considerably.

After giving consideration to these factors, the Company determined that there was no need to adjust its valuation allowance for deferred tax assets. The Company had a valuation allowance of $139,000 as of June 30, 2008 and December 31, 2007 relating to net operating losses and tax credits that expire prior to 2010.

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

10. Share Repurchase Program

In April 2008, the Company’s Board of Directors approved a share repurchase program, which authorizes open market transactions of up to $25.0 million, including fees and expenses, of common stock. The program authorizes management to repurchase shares from time to time, depending on market conditions. During the three and six months ended June 30, 2008, the Company completed stock repurchases of 961,000 shares for $14.1 million, inclusive of fees and expenses. This included $754,000 of non-cash financing activity for repurchases of common stock purchased in late June and settled in early July.  At time of repurchase, shares are returned to the status of authorized and unissued shares. The Company has accounted for the repurchases as constructively retired and recorded such repurchases as a reduction of common stock and additional paid-in capital.

Subsequent to June 30, 2008, and through August 7, 2008, the Company purchased 612,000 shares under the program, bringing the total aggregate shares repurchased to 1,573,000.

In July 2008, the Company’s Board of Directors authorized additional repurchases of up to $15.0 million of the Company’s common stock under the share repurchase program, allowing for total repurchases of up to $40.0 million of our common stock under the share repurchase program.

11. Fair Value Measurements

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

Relative to SFAS 157, the FASB issued FASB Staff Positions (“FSP”) 157-1 and 157-2. FSP 157-1 amends SFAS 157 to exclude SFAS No. 13, “Accounting for Leases,” and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-2 delays the effective date of the application of SFAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.

The Company adopted SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”), as of January 1, 2008, with the exception of the application of SFAS 157 to nonrecurring nonfinancial assets and nonfinancial liabilities. Nonrecurring nonfinancial assets and nonfinancial liabilities to which we have not applied the provisions of SFAS 157 include those measured at fair value during impairment testing for goodwill and other long-lived assets and those initially measured at fair value in a business combination.

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2008 (in thousands):

	Fair Value Measurements at June 30, 2008 Using
	Total Carrying Value at June 30, 2008	Quoted price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Cash equivalents:
Corporate debt	$103,211	$103,211	$—	$—
Government debt	—	—	—	—
	103,211	103,211	—	—
Marketable securities:
Corporate debt	17,730	17,134	596	—
Government debt	44,244	44,244	—	—
	61,974	61,378	596	—
	$165,185	$164,589	$596	$—

Cash equivalents and marketable securities measured at fair value using quoted market prices are classified within Level 1 of the valuation hierarchy. Marketable securities classified within Level 2 of the valuation hierarchy consist of asset-backed securities for which significant observable market data exists but our nonstandard lot sizes prevent measurement using quoted market prices. The valuation of asset-backed securities is determined by reviewing quoted market prices for traded lots of the same or similar securities. All asset-backed securities held by the Company are rated AAA and are current on scheduled pay-downs with expected full maturity within the next 12 months. Given the current conditions of the credit markets, there is some risk the unrealized losses as of June 30, 2008 could increase if the credit markets continue to deteriorate.

The Company analyzes its investments for impairment on an ongoing basis. Factors considered in determining whether an unrealized loss is a temporary loss or an other-than-temporary loss include the length of time and extent to which the securities have been in an unrealized loss position and the Company’s ability and intent to hold the investment for a period of time sufficient to allow for any anticipated market recovery. The Company has the ability and intent to hold these investments until anticipated recovery of fair value, which may be maturity, and therefore the Company did not consider these investments to be other than temporarily impaired as of June 30, 2008.

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

12.       New Accounting Pronouncements

As mentioned in Note 11, FASB Staff Position (“FSP”) 157-2 delayed the effective date of the application of SFAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. Nonrecurring nonfinancial assets and nonfinancial liabilities for which we have not applied the provisions of SFAS 157 include those measured at fair value during impairment testing for goodwill and other long-lived assets and those initially measured at fair value in a business combination. The Company is currently assessing the impact of SFAS 157 for nonfinancial assets and nonfinancial liabilities on its consolidated financial position, results of operations and cash flows but does not believe it will have a material impact on the Company.

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

In June 2008, the FASB issued FSP No. Emerging Issues Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 is effective for the Company in the first quarter of 2009. The Company does not expect that the adoption of FSP EITF 03-6-1 will have a material impact on the Company’s consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive summary

Since the second quarter of 2007, financial results for Vital Images, Inc. (also referred to as “we”, “us” and “our”) have been significantly affected by the industry-wide slowdown in the computed tomography, or CT, market and by the broad impact of the Deficit Reduction Act.

Revenue for the 2008 second quarter was in line with the 2007 second quarter, while expenses increased due to our continued investment in product development activities and our expansion into Europe, which increased significantly in the second half of 2007.

•                  Revenue in the 2008 second quarter increased 1% to $15.7 million, compared to $15.5 million for the second quarter of 2007.

•                  Gross margin was 77%, compared to 76% for the second quarter of 2007.

•                  Loss before income taxes was $(2.6) million, compared to $(698,000) for the second quarter of 2007.

•                  Net loss was $(1.6) million, or $(0.09) per diluted share, compared to $(379,000), or $(0.02) per diluted share, for the 2007 second quarter.

Revenue decreased for the six months ended June 30, 2008, compared to the same period in 2007, reflecting the market slowdown. Expenses for the first six months of 2008 were higher than the year ago period as we continued to increase our investment in product development activities and our expansion into Europe, which increased significantly in the second half of 2007.

•                  Revenue decreased 9% to $33.0 million for the first six months of 2008, compared to $36.4 million for the same period in 2007.

•                  Gross margin was 77%, compared to 78% for the first six months of 2007.

•                  Loss before income taxes was $(3.5) million, compared to income before taxes of $2.8 million for the first six months of 2007.

•                  Net loss was $(2.2) million, or $(0.13) loss per diluted share, compared to net income of $2.0 million, or $0.12 income per diluted share, for the six months ended June 30, 2007.

Total cash, cash equivalents and marketable securities were $168.4 million as of June 30, 2008, compared to $178.9 as of March 31, 2008 and $178.4 million as of December 31, 2007. Working capital (defined as current assets less current liabilities) decreased to $145.6 million as of June 30, 2008, compared to $171.4 as of March 31, 2008 and $173.9 million as of December 31, 2007. The decrease in cash and working capital during the first six months of 2008 was primarily the result of repurchases of our common stock totaling $14.1 million under a share repurchase program authorized by our Board of Directors in April 2008, as well as the purchase of $14.3 million of long-term marketable securities during the three-month period ended June 30, 2008.

Overview

We are a leading provider of advanced visualization and analysis solutions for use by medical professionals in clinical analysis and therapy planning. We provide software, customer education, software maintenance and support, professional services and, on occasion, third-party hardware to our customers. Our technology rapidly transforms complex data generated by diagnostic imaging equipment into functional digital images that can be manipulated and analyzed using our specialized applications to better understand internal anatomy and pathology. Our solutions are designed to improve physician workflow and productivity, enhance the ability to make clinical decisions, facilitate less invasive patient care, and complement often significant capital investments in diagnostic imaging equipment made by our customers. Our software is compatible with equipment from all major manufacturers of diagnostic imaging equipment, such as CT scanners, and can be integrated into picture archiving and communication systems, or PACS. Many hospitals use PACS to acquire, distribute and archive medical images and diagnostic reports, reducing the need for film and increasing reliance on advanced visualization solutions such as ours. We also offer a Web-based solution that provides physicians with anywhere, anytime access to medical images and visualization tools through any Internet-enabled computer.

We operate and manage our business as a single business segment – the development and marketing of software and related services for advanced visualization and analysis solutions for use by medical professionals in clinical analysis and therapy planning. We market our products and services through a direct sales force, resellers and independent distributors in the United States and in international markets. Our common stock is currently traded on The NASDAQ Global Select Market under the symbol “VTAL.”

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

ViTAL Enterprise, introduced in May 2008, enables unlimited enterprise access to the complete ViTAL solution offering, including Vitrea, ViTALConnect and our specialized clinical options. ViTAL Enterprise provides customers with full access to our best-of-class clinical solutions and comprehensive services, including education, consulting and maintenance. ViTAL Enterprise has the flexibility to scale to the size of the customer’s enterprise by providing access to the complete ViTAL solution based on unlimited users or concurrent users. Additionally, ViTAL Enterprise offers customers the ability to license the solution through capital or subscription pricing, and is available to our worldwide installed base of existing customers. Going forward, we anticipate an increasing percentage of license fee revenue will be from sales of ViTAL Enterprise.

Advanced visualization options expand the relevance of our products beyond the radiology department to referring physicians and surgical specialists, particularly in the areas of cardiology, cardiovascular, oncology, neurology and gastroenterology. Our advanced visualization options allow physicians to customize their Vitrea software according to their unique requirements. Most options are proprietary; however, Vitrea also serves as an integration platform for applications offered by our visualization technology partners. Our options include:

Option		Clinical Use
•Vscore	—	Quantifies calcium in the four major coronary arteries
•CT Brain Perfusion	—	Analyzes the blood flow of stroke victims
•Innerview GI (virtual colonoscopy)	—	Locates and analyzes polyps in the colon
•Automated Vessel Measurements	—	Characterizes the course and dimensions of diseased blood vessels
•CT Cardiac	—	Determines the extent of obstructive coronary artery disease
•SUREPlaque™	—	Aids in evaluating, characterizing and quantifying plaque inside the coronary arteries
•Vessel Probe	—	Defines vascular anatomy and the extent of obstruction in vessels other than the coronary arteries
•CT Lung and Lung Tools	—	Visualizes and measures nodules in the lungs
•ImageChecker® CT	—	Detects pulmonary nodules in the chest
•Fusion7D™	—	Visualizes images and fuse studies from multiple modalities, such as magnetic resonance, or MR, and PET
•CADstream™	—	Analyzes MR breast exams
•QMass™ MR	—	Analyzes MR cardiac images
•EP Planning	—	3D advanced visualization and modeling tool for the electrophysiology lab
•Collaboration	—	Enables two users to collaborate while viewing the same study at the same time
•PET/CT Overlay	—	Provides the ability to overlay PET and CT images with Standardized Uptake Value (SUV) calculations

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

Our products work with equipment from all major manufacturers of diagnostic imaging systems, including Toshiba Medical Systems Corporation (“Toshiba”), GE Medical Systems, Siemens Medical Systems, Inc. and Philips Medical Systems. Our products may also be integrated into PACS, such as those marketed by McKesson Corporation (“McKesson”) and Sectra AB, and run on off-the-shelf third-party computer hardware.

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

Results of Operations

The following table sets forth information from our Condensed Consolidated Statements of Operations, expressed as a percentage of total revenue.

	For the three months ended June 30,		For the six months ended June 30,
	2008	2007	2008	2007

Revenue:
License fees	49.1%	49.6%	51.7%	58.2%
Maintenance and services	49.7	49.3	46.5	40.5
Hardware	1.2	1.1	1.8	1.3
Total revenue	100.0	100.0	100.0	100.0

Cost of revenue:
License fees	6.4	6.1	6.6	7.0
Maintenance and services	15.8	16.7	15.3	14.1
Hardware	0.7	1.0	0.9	1.0
Total cost of revenue	22.9	23.8	22.8	22.1

Gross profit	77.1	76.2	77.2	77.9

Operating expenses:
Sales and marketing	51.7	48.4	49.0	42.7
Research and development	27.9	23.9	26.2	20.0
General and administrative	21.2	22.9	21.1	19.4
Total operating expenses	100.8	95.2	96.3	82.1

Operating loss	(23.7)	(19.0)	(19.1)	(4.2)

Interest income	7.4	14.5	8.6	12.1
(Loss) income before income taxes	(16.3)	(4.5)	(10.5)	7.9

(Benefit) provision for income taxes	(6.3)	(2.1)	(3.9)	2.4

Net (loss) income	(10.0)%	(2.4)%	(6.6)%	5.5%

Revenue (dollars in thousands)

	For the three months ended June 30,				For the six months ended June 30,
	2008	2007	Change		2008	2007	Change
Revenue:
License fees	$7,706	$7,710	$(4)	(0)%	$17,064	$21,180	$(4,116)	(19)%
Maintenance and services	7,811	7,663	148	2%	15,346	14,712	634	4%
Hardware	190	161	29	18%	614	467	147	31%
Total revenue	$15,707	$15,534	$173	1%	$33,024	$36,359	$(3,335)	(9)%

Revenue for the six months ended June 30, 2008 was affected primarily by decreased sales of software licenses primarily due to a slowdown in the CT scanner market, offset by increased maintenance and services revenue from a larger installed base of customers.

License fee revenue (dollars in thousands)

	For the three months ended June 30,				For the six months ended June 30,
	2008	2007	Change		2008	2007	Change
License fee revenue:
Vitrea licenses	$2,134	$2,427	$(293)	(12)%	$5,154	$6,916	$(1,762)	(25)%
Vitrea options and third party software	4,724	4,861	(137)	(3)%	10,619	13,427	(2,808)	(21)%
ViTAL Enterprise	453	—	453	n/m %	453	—	453	n/m %
Other	395	422	(27)	(6)%	838	837	1	0%
Total license fee revenue	$7,706	$7,710	$(4)	(0)%	$17,064	$21,180	$(4,116)	(19)%

The decrease in license fee revenue during the three and six months ended June 30, 2008 was driven primarily by a decrease in the number of Vitrea licenses sold and to a greater percentage of license fee revenue from Toshiba, which has lower revenue per license. Top-selling options for the three months ended June 30, 2008 and 2007 were General Vessel Probe, Automated Vessel Measurement and CT Cardiac – all cardiovascular solutions. ViTAL Enterprise, introduced in May 2008, enables unlimited enterprise access to the complete ViTAL solution offering, including Vitrea, ViTALConnect and our specialized clinical options. The following table sets forth information on license fee revenue by source:

	For the three months ended June 30,		For the six months ended June 30,
	2008	2007	2008	2007
Percent of license fee revenue:
Direct	31%	46%	27%	39%
Toshiba	66	44	66	52
McKesson	3	10	7	9
Total license fee revenue	100%	100%	100%	100%

Maintenance and services revenue (dollars in thousands)

	For the three months ended June 30,				For the six months ended June 30,
	2008	2007	Change		2008	2007	Change
Maintenance and services revenue:
Maintenance and support	$6,409	$5,846	$563	10%	$12,550	$10,885	$1,665	15%
Customer education	1,150	1,495	(345)	(23)%	2,180	3,167	(987)	(31)%
Installation	252	322	(70)	(22)%	615	660	(45)	(7)%
Total maintenance and services	$7,811	$7,663	$148	2%	$15,345	$14,712	$633	4%

The increase in maintenance and support revenue for the three and six months ended June 30, 2008, compared to the same periods in 2007, was due to an increase in the number of customers on maintenance contracts both from new license sales and increased maintenance contract capture rates. The decrease in customer education revenue for the three and six months ended June 30, 2008, compared to the same periods in 2007, was due to the general timing of training sessions and the effect of decreased license sales. Installation revenue decreased due to the timing of installations for the three and six months ended June 30, 2008.

Hardware revenue

Hardware revenue increased 18% to $190,000 in the second quarter of 2008, compared to $161,000 in the second quarter of 2007, and increased 31% to $614,000 for the first six months of 2008, compared to $467,000 for the same period in 2007. We offer to sell hardware to our customers in conjunction with license sales, and fluctuations are driven by individual customer purchasing preferences. Sales of hardware systems are not core to our strategy and will fluctuate from period to period depending upon the needs and preferences of our customers.

Cost of revenue and gross profit

A comparison of gross profit and gross margin by revenue category is as follows (dollars in thousands):

	For the three months ended June 30,				For the six months ended June 30,
	2008	2007	Change		2008	2007	Change
Gross profit:
License fees	$6,695	$6,770	$(75)	(1)%	$14,900	$18,635	$(3,735)	(20)%
Maintenance and services	5,332	5,067	265	5%	10,294	9,593	701	7%
Hardware	79	5	74	1,480%	309	94	215	229%
Total gross profit	$12,106	$11,842	$264	2%	$25,503	$28,322	$(2,819)	(10)%

Gross margin:
License fees	87%	88%			87%	88%
Maintenance and services	68%	66%			67%	65%
Hardware	41%	3%			50%	20%
Total gross margin	77%	76%			77%	78%

License fee gross margins for the three and six months ended June 30, 2008 were consistent with the same periods in 2007.

Maintenance and services gross margins increased during the three and six months ended June 30, 2008, compared to the same periods in 2007, due to increases in the percentage of our customers who purchase maintenance services, without a corresponding increase in the cost of revenue for maintenance and services. We will continue to invest in our customer education, installation, professional services and customer support areas in the future to adequately support our growing installed base of customers. The increase in maintenance and services revenue as a percent of total revenue for the six months ended June 30, 2008, compared to the same period in 2007, resulted in a lower overall gross margin for the first six months of 2008.

Hardware gross margins increased for the three and six months ended June 30, 2008, compared to the same periods in 2007, due to more favorable pricing in 2008.

Operating expenses

The following is a comparison of operating expenses as a percent of revenue, as well as the percent increase in total expense:

	Percent of revenue for the three months ended June 30,		Percent change for the three months ended June 30,	Percent of revenue for the six months ended June 30,		Percent change for the six months ended June 30,
	2008	2007	2007 to 2008	2008	2007	2007 to 2008
Operating expenses:
Sales and marketing	51.7%	48.4%	8%	49.0%	42.7%	4%
Research and development	27.9	23.9	18%	26.2	20.0	19%
General and administrative	21.2	22.9	(6)%	21.1	19.4	(1)%
Total operating expenses	100.8%	95.2%	7%	96.3%	82.1%	7%

Sales and marketing

Sales and marketing expenses increased $604,000 to $8.1 million in the second quarter of 2008, compared to $7.5 million in the second quarter of 2007, and increased $630,000 to $16.2 million for the first six months of 2008, compared to $15.5 million for the same period in 2007. Changes in sales and marketing expenses are as follows (dollars in thousands):

	Increase (decrease) from the three months ended June 30, 2007 to 2008		Increase (decrease) from the six months ended June 30, 2007 to 2008
	Amount	Percent	Amount	Percent
Salaries, benefits and bonuses	$553	20%	$1,046	18%
Depreciation	55	17%	165	26%
Overhead and other expenses	104	9%	64	3%
Travel, meals and entertainment	62	7%	51	3%
Commissions	218	31%	(135)	(6)%
Trade shows and advertising	(145)	(16)%	(157)	(9)%
Equity-based compensation	(243)	(40)%	(404)	(36)%
Total	$604	8%	$630	4%

The increase in salaries and benefits costs for the three and six months ended June 30, 2008 resulted primarily from higher average headcount and international expansion. The decrease in equity-based compensation during the same periods was due to the cancellation of options from terminated employees and to a personnel reorganization in the second quarter of 2007. Commission expense increased in the second quarter of 2008, compared to the 2007 second quarter, which included a $245,000 reversal of commission expense recorded in the first quarter of 2007 due to lower estimated sales for full-year 2007. During the first quarter of 2008, we restructured the number of our United States sales zones from six to five. We had 95 and 101 sales and marketing personnel as of June 30, 2008 and 2007, respectively.

We will continue to manage sales and marketing expenses based on market conditions and business opportunities. For full year 2008, we expect sales and marketing expenses will be approximately 45% to 48% of total revenue.

Research and development

Research and development expenses increased $660,000 to $4.4 million in the second quarter of 2008, compared to $3.7 million in the second quarter of 2007, and increased $1.4 million to $8.7 million for the first six months of 2007, compared to $7.3 million for the same period in 2007. The changes in research and development expenses are as follows (dollars in thousands):

	Increase (decrease) from the three months ended June 30, 2007 to 2008		Increase (decrease) from the six months ended June 30, 2007 to 2008
	Amount	Percent	Amount	Percent
Salaries, benefits and bonuses	$265	10%	$626	12%
Consulting	156	93%	426	194%
Equity-based compensation	100	53%	228	70%
Overhead and other expenses	174	31%	174	15%
Depreciation	(35)	(13)%	(50)	(10)%
Total	$660	18%	$1,404	19%

The increase in research and development expenses for the three months ended June 30, 2008 was primarily due to an increase in compensation costs and consulting expense as a result of additional personnel and consultants focused on product development. We had 120 and 113 research and development personnel as of June 30, 2008 and 2007, respectively.

We will continue to devote resources to develop applications and solutions that help physicians across the hospital enterprise better serve their patients. For full year 2008, we expect research and development expenses will be approximately 24% to 26% of total revenue.

General and administrative

General and administrative expenses decreased $228,000 to $3.3 million in the second quarter of 2008, compared to $3.6 million in the second quarter of 2007, and decreased $89,000 to $7.0 million for the first six months of 2008, compared to $7.1 million for the same period in 2007. The changes in general and administrative expenses are as follows (dollars in thousands):

	Increase (decrease) from the three months ended June 30, 2007 to 2008		Increase (decrease) from the six months ended June 30, 2007 to 2008
	Amount	Percent	Amount	Percent
Consulting	$(27)	(8)%	$76	12%
Salaries, benefits and bonuses	160	13%	68	3%
Equity-based compensation	11	2%	21	2%
Overhead and other expenses	(108)	(11)%	(19)	(1)%
Accounting, auditing and legal fees	(264)	(53)%	(235)	(23)%
Total	$(228)	(6)%	$(89)	(1)%

The decrease in general and administrative expenses during the three and six months ended June 30, 2008, compared to the same periods in 2007, was primarily due to lower accounting and legal expenses in 2008 due to cost-control measures. We had 52 and 55 general and administrative personnel as of June 30, 2008 and 2007, respectively. We expect general and administrative expenses to decrease moderately in future periods as we continue to manage costs. For full year 2008, we expect general and administrative expenses will be approximately 18% to 20% of total revenue.

Equity-based compensation

Equity-based compensation decreased $160,000 to $1.3 million for the three months ended June 30, 2008, compared to $1.5 million in the same quarter in 2007. Equity-based compensation decreased $204,000 to $2.5 million for the six months ended June 30, 2008, compared to $2.7 million in the same period in 2007. The decreases in equity-based compensation are primarily due to employee terminations.

Interest income

We generated $1.2 million of interest income in the second quarter of 2008, compared to $2.2 million in the second quarter of 2007, and generated $2.8 million of interest income for the first six months of 2008, compared to $4.4 million for the first six months 2007. The decrease for the three and six months ended June 30, 2008, compared to the same periods in 2007, was primarily due to a decline in interest rates.

Income taxes

Our consolidated effective income tax rate was 38.4% and 45.7% for the three months ended June 30, 2008 and 2007, respectively, and 37.3% and 30.0% for the six months ended June 30, 2008 and 2007, respectively. Our consolidated effective income tax rate was 20.4% for fiscal year 2007. The provision for income taxes consists of provisions for federal, state and foreign income taxes. The consolidated income tax rate is a composite rate of applicable rates in the various jurisdictions. The increase in the estimated effective tax rate is primarily due to the expiration of the research and development tax credit on December 31, 2007. We do not know if a similar tax credit will be enacted for 2008.

Due to the utilization of deferred tax assets relating to net operating losses and tax deductions from the exercise of stock options, we do not anticipate paying any significant federal income taxes for the next two to three years. Actual results could accelerate or defer the utilization of our deferred tax assets. Additionally, if we are unable to generate sufficient taxable income, causing us to believe that our deferred tax assets will not be utilizable, additional valuation allowances may need to be established on our deferred tax assets, which would reduce or eliminate our ability to use our deferred tax assets to offset taxes due and could materially impact our financial position and results of operations. If we do not achieve a higher level of taxable income in the next two years, the potential that a valuation allowance will need to be established for some or all of our deferred tax assets increases considerably.

Liquidity and capital resources

As of June 30, 2008, we had $168.4 million in cash, cash equivalents and marketable securities, working capital (defined as current assets less current liabilities) of $145.6 million and no borrowings, as compared to $178.4 million in cash, cash equivalents and marketable securities, working capital of $173.9 million and no borrowings as of December 31, 2007. During the 2008 second quarter, we repurchased 961,000 shares of our common stock, which represented 5.6% of our shares outstanding at March 31, 2008, for $14.1 million under a $25.0 million share repurchase program authorized by our Board of Directors in April 2008.

Operating activities

During the first six months of 2008, cash provided by operations was $4.6 million, which consisted of a net loss of $2.2 million, an increase of $3.7 million from other non-cash operating activities, primarily equity-based compensation and depreciation, and an increase of $3.1 million from changes in working capital accounts. Changes in working capital accounts primarily related to a decrease in accounts receivable of $1.7 million due to timing of customer payments and increases in accounts payable of $111,000 due to the general timing of payments to vendors; deferred revenue of $801,000 due to increased maintenance and service contracts and an increased customer base; and accrued expenses and other liabilities of $571,000. Days’ sales outstanding (calculated by dividing ending net accounts receivable by revenue per day) were 77 and 83 as of June 30, 2008 and December 31, 2007, respectively. Our accounts receivable aging remains relatively current, with less than 10% of receivables greater than 90 days past due as of both June 30, 2008 and December 31, 2007. We use days’ sales outstanding as an activity measure which places emphasis and focus on accounts receivable, but this measure is not defined under U.S. generally accepted accounting principles, and similarly titled measures may not be computed in the same way by other companies. The increases in cash from changes in working capital accounts were offset by an increase in prepaid expenses of $137,000.

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

Investing activities

Net cash used in investing activities was $32.7 million during the first six months of 2008. Net cash used by investing activities was $15.5 million during the first six months of 2007.

We used $2.8 million for purchases of property and equipment during the six months ended June 30, 2008, compared to $3.4 million for the same period in 2007. The purchases for the first six months of 2008 were primarily related to our continued implementation of an enterprise resource planning system (“ERP”). The purchases for the first six months of 2007 were principally to expand our facilities, upgrade computer equipment, purchase computer equipment for new personnel, and begin implementation of our ERP system. We anticipate that we will continue to purchase property and equipment in the normal course of business. The amount and timing of these purchases and the related cash outflows in future periods are difficult to predict and depend on a number of factors, including the hiring of employees and the rate of change of computer hardware.

We used $68.4 million to purchase investments in marketable securities during the first six months of 2008, compared to $27.6 million for the same period in 2007. We realized $38.5 million of proceeds from maturities and sales of marketable securities during the first six months of 2008, compared to $15.5 million for the same period in 2007. As of June 30, 2008, our marketable securities consisted of U.S. government obligations, U.S. government agency obligations, corporate commercial obligations and certificates of deposit.

Financing activities

Cash used by financing activities totaled $12.2 million for the first six months of 2008, compared to cash provided by financing activities of $3.7 million for the same period in 2007. We used $13.3 million of cash to repurchase common stock during the first six months of 2008. Proceeds from sales of common stock under stock plans were $999,000 and $2.4 million during the first six months of 2008 and 2007, respectively. The remaining portion of cash used or provided by financing activities in the first six months of 2008 and 2007 related to the excess tax benefit from stock transactions.

We have never paid or declared any cash dividends and do not intend to pay cash dividends in the foreseeable future.

Off-balance-sheet arrangements

We did not have any off-balance sheet arrangements as of June 30, 2008 or December 31, 2007.

Other purchase commitments

We had no significant outstanding purchase orders as of June 30, 2008. We have entered into a number of technology licensing agreements that provide for the payment of royalties when we sell our products; we are not obligated for any minimum payments under such agreements.

Foreign currency transactions

Substantially all of our foreign transactions are negotiated, invoiced and paid in U.S. dollars.

Inflation

We believe inflation has not had a material effect on our operations or financial condition.

Recent accounting pronouncements

In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. 157-2, which delayed the effective date of the application of Statement of Accounting Standard (“SFAS”) No. 157 (“SFAS 157”) to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. Nonrecurring nonfinancial assets and nonfinancial liabilities for which we have not applied the provisions of SFAS 157 include those measured at fair value during impairment testing for goodwill and other long-lived assets and those initially measured at fair value in a business combination. We are currently assessing the impact of SFAS 157 for nonfinancial assets and nonfinancial liabilities on our consolidated financial position, results of operations and cash flows, but we do not believe it will have a material impact on the Company.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”), which changes accounting for business acquisitions.  SFAS 141(R) will require the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this standard will, among other things, impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets and tax benefits.  SFAS 141(R) will be effective for us for business combinations occurring after December 31, 2008. The impact on our consolidated financial statements of adopting SFAS No. 141(R) will depend on the nature, terms and size of business combinations completed after December 31, 2008.

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

Changes in internal control over financial reporting

There were no changes in internal control over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

c)              The following table presents information with respect to purchases of Vital Images, Inc. common stock made during the quarter ended June 30, 2008 by us or our “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
April 1-30, 2008	—	$—	—	—
May 1-31, 2008	487,958	$14.59	487,958	$17.9
June 1-30, 2008	472,758	$14.63	472,758	$10.9
Total	960,716	$14.61	960,716	$10.9

On May 8, 2008, we announced a share repurchase program of up to $25.0 million of our common stock. On August 7, 2008, we announced additional repurchases of up to $15.0 million of our common stock under the share repurchase program, allowing for total repurchases of up to $40.0 million of our common stock under the share repurchase program. We intend to complete this share repurchase program during 2008 through only open market transactions. Since the inception of this share repurchase program, and through June 30, 2008, we repurchased 961,000 shares of our common stock for $14.1 million.

Item 3.           Defaults upon Senior Securities

None.

Item 4.           Submission of Matters to a Vote of Security Holders

a)              We held an Annual Meeting of Shareholders on June 3, 2008.

b)             At the Annual Meeting of Shareholders, Douglas M. Pihl, Michael H. Carrel, James B. Hickey, Jr., Gregory J. Peet, Richard W. Perkins, Michael W. Vannier, M.D. and Sven A. Wehrwein, constituting all of the members of our Board, were elected to the Board.

c)              At the Annual Meeting of Shareholders held on June 3, 2008, the following proposals were adopted by the votes indicated:

1.               Elect a Board of Directors to hold offices until the next Annual Meeting of Shareholders and until their successors are elected and qualified.

	Number of Shares Voted
	For	Withheld
Douglas M. Pihl	12,266,319	3,773,508
Michael H. Carrel	15,728,128	311,699
James B. Hickey, Jr.	15,395,317	644,510
Gregory J. Peet	15,438,679	601,148
Richard W. Perkins	15,674,977	364,850
Michael W. Vannier, M.D.	13,912,494	2,127,333
Sven A. Wehrwein	14,102,125	1,937,702

2.               Approve an amendment to the 2006 Long-Term Incentive Plan to increase the share reserve by 1,600,000 shares.

Number of Shares Voted			Broker
For	Against	Abstaining	Non-votes
8,437,331	4,961,182	15,252	2,626,062

3.               Approve an amendment to the 1997 Employee Stock Purchase Plan to increase the share reserve by 150,000 shares.

Number of Shares Voted			Broker
For	Against	Abstaining	Non-votes
13,319,787	81,643	12,335	2,626,062

4.               Ratify the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the year ending December 31, 2008.

Number of Shares Voted			Broker
For	Against	Abstaining	Non-votes
15,857,897	175,557	6,372	—

Item 5.           Other Information

None.

Item 6.           Exhibits

The following exhibits are filed with this Quarterly Report on Form 10-Q:

10.1	Separation and Non-Compete Agreement dated June 30, 2008 by and between Vital Images, Inc. and Philip I. Smith, filed herewith.*

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 (filed herewith electronically).

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 (filed herewith electronically).

32.1	Section 1350 Certification of Chief Executive Officer (filed herewith electronically).

32.2	Section 1350 Certification of Chief Financial Officer (filed herewith electronically).

*                 Indicates a management contract or compensatory plan or arrangement.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VITAL IMAGES, INC.

August 11, 2008	/s/ Peter J. Goepfrich
Peter J. Goepfrich
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)