Form 10-Q
period 2008-09-30
VITAL IMAGES INC
filed 2008-11-10
CIK 912888

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Yes   ☐   No   ☒

On November 4, 2008, there were 15,215,775 shares of the Registrant’s common stock, par value $.01 per share, outstanding.

Vital Images, Inc.

Form 10-Q

September 30, 2008

Part I. Financial Information

Item 1. Financial Statements

Vital Images, Inc.
Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)
(Unaudited)

	September 30,	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$99,797	$146,685
Marketable securities	57,954	31,709
Accounts receivable, net	14,403	15,962
Deferred income taxes	3,472	3,472
Prepaid expenses and other current assets	2,723	2,441
Total current assets	178,349	200,269
Property and equipment, net	11,266	11,165
Deferred income taxes	10,272	8,621
Other intangible assets, net	1,069	1,852
Goodwill	9,089	9,089
Total assets	$210,045	$230,996

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,465	$3,330
Accrued compensation	3,877	3,092
Accrued royalties	1,005	1,113
Other current liabilities	2,374	2,282
Deferred revenue	17,436	16,547
Total current liabilities	28,157	26,364
Deferred revenue	1,086	1,140
Deferred rent	981	1,276
Total liabilities	30,224	28,780

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock: $0.01 par value; 5,000 shares authorized; none issued or outstanding	—	—
Common stock: $0.01 par value; 40,000 shares authorized; 15,580 issued and outstanding as of September 30, 2008; and 17,153 shares issued and outstanding as of December 31, 2007	156	172
Additional paid-in capital	179,765	199,625
Retained earnings	6	2,420
Accumulated other comprehensive loss	(106)	(1)
Total stockholders’ equity	179,821	202,216
Total liabilities and stockholders’ equity	$210,045	$230,996

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

Vital Images, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)
(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenue:
License fees	$9,114	$9,406	$26,178	$30,586
Maintenance and services	8,157	7,464	23,502	22,176
Hardware	408	245	1,023	712
Total revenue	17,679	17,115	50,703	53,474

Cost of revenue:
License fees	1,181	995	3,345	3,540
Maintenance and services	2,561	2,416	7,612	7,535
Hardware	318	133	624	506
Impairment of patent	—	242	—	242
Total cost of revenue	4,060	3,786	11,581	11,823

Gross profit	13,619	13,329	39,122	41,651

Operating expenses:
Sales and marketing	6,962	7,380	23,130	22,918
Research and development	4,566	4,039	13,229	11,298
General and administrative	3,540	3,057	10,521	10,127
Total operating expenses	15,068	14,476	46,880	44,343

Operating loss	(1,449)	(1,147)	(7,758)	(2,692)

Interest income	1,012	2,294	3,856	6,687
(Loss) income before income taxes	(437)	1,147	(3,902)	3,995
(Benefit) provision for income taxes	(194)	220	(1,488)	1,075
Net (loss) income	$(243)	$927	$(2,414)	$2,920

Net (loss) income per share – basic	$(0.02)	$0.05	$(0.15)	$0.17
Net (loss) income per share – diluted	$(0.02)	$0.05	$(0.15)	$0.17

Weighted average common shares outstanding - basic	15,711	17,019	16,535	16,947
Weighted average common shares outstanding - diluted	15,711	17,364	16,535	17,476

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

Vital Images, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)
(Unaudited)

	For the nine months ended
	September 30,
	2008	2007
Cash flows from operating activities:
Net (loss) income	$(2,414)	$2,920
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	3,679	3,288
Amortization of identified intangibles	783	944
Impairment of patent	—	242
Provision for doubtful accounts	391	175
Deferred income taxes	(1,488)	1,075
Excess tax benefit from stock transactions	(317)	(1,334)
Amortization of discount and accretion of premium on marketable securities	(538)	(575)
Employee stock-based compensation	3,864	4,237
Amortization of deferred rent	(280)	(248)
Changes in operating assets and liabilities:
Accounts receivable	1,168	4,420
Prepaid expenses and other assets	(282)	(1,025)
Accounts payable	349	(300)
Accrued expenses and other liabilities	584	(1,428)
Deferred revenue	835	683
Deferred rent	—	199
Net cash provided by operating activities	6,334	13,273

Cash flows from investing activities:
Purchases of property and equipment	(3,994)	(4,861)
Purchases of marketable securities	(76,313)	(36,428)
Proceeds from maturities of marketable securities	48,857	30,634
Proceeds from sale of marketable securities	1,581	750
Net cash used in investing activities	(29,869)	(9,905)

Cash flows from financing activities:
Repurchases of common stock	(25,383)	—
Proceeds from sale of common stock under stock plans	1,713	2,612
Excess tax benefit from stock transactions	317	1,334
Net cash (used in) provided by financing activities	(23,353)	3,946

Net (decrease) increase in cash and cash equivalents	(46,888)	7,314
Cash and cash equivalents, beginning of period	146,685	144,382
Cash and cash equivalents, end of period	$99,797	$151,696

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

Vital Images, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.                Basis of presentation

The accompanying unaudited Condensed Consolidated Financial Statements of Vital Images, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, for a fair statement have been included. Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the year ending December 31, 2008. The December 31, 2007 condensed consolidated balance sheet information was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

2.           Major customer and geographic data

Major customers (dollars in thousands):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Toshiba Medical Systems Corporation	$9,789	$8,619	$26,455	$24,736
Percentage of total revenue	55%	50%	52%	46%
McKesson Information Systems LLC	$965	$1,782	$3,628	$4,955
Percentage of total revenue	6%	10%	7%	9%

As of September 30, 2008 and December 31, 2007, Toshiba Medical Systems Corporation accounted for 53% and 34% of accounts receivable, respectively. As of September 30, 2008 and December 31, 2007, McKesson Information Systems LLC accounted for 8% and 6% of accounts receivable, respectively.

Revenue by geographic area is summarized as follows (dollars in thousands):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
United States	$11,996	$14,261	$37,207	$44,103
Europe	3,475	1,711	7,436	5,615
Asia and Pacific Region	1,079	529	2,762	1,781
Canada	173	32	1,228	221
Other Foreign Countries	956	582	2,070	1,754
Total	$17,679	$17,115	$50,703	$53,474
Export revenue as a percent of total revenue	32%	17%	27%	18%

Substantially all of the Company’s export sales are negotiated, invoiced and paid in U.S. dollars.

3.           Equity-based compensation

The following table illustrates how equity-based compensation was allocated to the statements of operations (in thousands):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Cost of revenue	$86	$88	$250	$300
Sales and marketing	361	646	1,093	1,782
Research and development	286	202	839	528
General and administrative	589	555	1,682	1,627
Total equity-based compensation expense	$1,322	$1,491	$3,864	$4,237

As of September 30, 2008, approximately $9.0 million of unrecognized compensation expense related to stock options was expected to be recognized over a weighted-average period of 2.9 years. As of September 30, 2008, approximately $729,000 of unrecognized compensation expense related to restricted stock awards was expected to be recognized over a weighted-average period of 1.9 years.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. The Black-Scholes option valuation model requires the development of assumptions that are input into the model. These assumptions include the expected stock volatility, the risk-free interest rate, the option’s expected life and the dividend yield on the underlying stock.

For purposes of calculating the fair value of options under Statement of Accounting Standard (“SFAS”) No. 123(R), “Share-Based Payment,” the weighted-average fair value of options granted was $5.66 and $5.67 for the three and nine months ended September 30, 2008, respectively, and $8.27 and $13.73 for the three and nine months ended September 30, 2007, respectively. The weighted-average fair values for the options were based on the fair values on the dates of grant. The fair values for the options were calculated using the Black-Scholes option-pricing model, with the following weighted-average assumptions and expense adjusted using the following expected forfeiture rate assumptions:

	For the three months ended September 30,		For the nine months ended September 30,
	2008	2007	2008	2007
Expected option life	3.75 years	3.75 years	3.75 years	3.75 years
Expected volatility factor	45%	50%	46%	52%
Expected dividend yield	0%	0%	0%	0%
Risk-free interest rate	2.88%	4.32%	2.49%	4.49%
Expected forfeiture rate	2%	1%	1%	1%

The following table summarizes stock option activity for the nine months ended September 30, 2008:

Shares Underlying Options

Total outstanding as of December 31, 2007	1,981,404
Options granted	924,820
Options exercised	(153,460)
Options cancelled	(174,540)
Total outstanding as of September 30, 2008	2,578,224

Options granted during the nine months ended September 30, 2008 primarily consisted of the Company’s annual grant to employees in the first quarter of 2008.

In the first quarter of 2007, the Company granted shares of restricted stock with performance-based vesting to certain employees. No equity-based compensation expense for the awards was recognized for the three and nine months ended September 30, 2008, as the Company did not consider achievement of the performance metrics to be probable. The cumulative amount of the expense related to these awards not recognized as of September 30, 2008 but that may be recognized in future periods if performance metrics are met was $135,000.

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

The computations for basic and diluted net (loss) income per share are as follows (in thousands, except per share amounts):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Numerator:
Net (loss) income	$(243)	$927	$(2,414)	$2,920

Denominator:
Denominator for weighted average common shares outstanding - basic	15,711	17,019	16,535	16,947
Dilution associated with the Company’s stock-based compensation plans	—	345	—	529
Denominator for weighted average common shares outstanding – diluted	15,711	17,364	16,535	17,476

Net (loss) income per share — basic	$(0.02)	$0.05	$(0.15)	$0.17
Net (loss) income per share — diluted	$(0.02)	$0.05	$(0.15)	$0.17

Antidilutive stock options and restricted stock awards excluded from above calculation	2,634	1,012	2,634	800

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

The components of comprehensive (loss) income were as follows (in thousands):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Net (loss) income	$(243)	$927	$(2,414)	$2,920
Other comprehensive (loss) income:
Net change in unrealized gain or loss on available-for-sale investments, net of tax	(48)	12	(105)	6
Cumulative translation adjustment	—	15	—	23
Comprehensive (loss) income	$(291)	$954	$(2,519)	$2,949

6.             Other intangible assets

Acquired intangible assets subject to amortization were as follows (in thousands):

	September 30, 2008			December 31, 2007
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Existing software technology	$3,400	$(3,163)	$237	$3,400	$(2,650)	$750
Patents and patent applications	2,500	(1,668)	832	2,500	(1,398)	1,102
Total intangible assets subject to amortization	$5,900	$(4,831)	$1,069	$5,900	$(4,048)	$1,852

Intangible assets subject to amortization are amortized on a straight-line basis over the estimated period of benefit. Amortization expense related to other intangible assets was $261,000 and $783,000 for the three and nine months ended September 30, 2008, respectively, and $279,000 and $854,000 for the three and nine months ended September 30, 2007, respectively. During the three months ended September 30, 2007, the Company recognized a $242,000 patent impairment charge related to a patent application acquired in the HInnovation, Inc. acquisition in February 2004. This patent application was rejected by the United States Patent and Trademark Office (“Patent Office”) on August 23, 2007, and the Company decided not to pursue this application further.

The estimated future amortization expense for identified intangible assets as of September 30, 2008 is as follows (in thousands):

Remainder of 2008	$261
2009	426
2010	360
2011	22
Total	$1,069

The preceding expected amortization expense is an estimate. Actual amortization expense may differ from estimates due to additional intangible asset acquisitions, impairment of intangible assets, accelerated amortization of intangible assets and other events. A patent acquired in the HInnovation, Inc. acquisition having a net book value of $666,000 as of September 30, 2008 is currently under review by the Patent Office.

7.           Deferred revenue

The components of deferred revenue were as follows:

	September 30,	December 31,
	2008	2007
Maintenance and support	$13,452	$12,376
Customer education	3,081	3,311
Professional services	989	948
Software	678	755
Hardware and other	322	297
Total deferred revenue	18,522	17,687
Less current portion	(17,436)	(16,547)
Long-term portion of deferred revenue	$1,086	$1,140

8.           Income taxes

Under the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), the Company did not have any material unrecognized tax benefits as of September 30, 2008 and December 31, 2007. The Company recorded no interest and penalties during the three and nine months ended September 30, 2008 and 2007 and had no accrued interest and penalties as of September 30, 2008 and December 31, 2007. The Company is no longer subject to U.S. federal tax examinations by tax authorities for tax years before 2003. The Company is open to state tax audits until the applicable statute of limitations expires. The Company does not expect that the total amount of unrecognized tax benefits as of September 30, 2008 will change materially in the next 12 months.

The Company’s consolidated effective income tax rate was 44.4% and 19.2% for the three months ended September 30, 2008 and 2007, respectively, and 38.1% and 26.9% for the nine months ended September 30, 2008 and 2007, respectively. The Company’s consolidated effective income tax rate was 20.4% for fiscal year 2007. The provision for income taxes consists of provisions for federal, state and foreign income taxes. The consolidated income tax rate is a composite rate of the applicable rates in the various jurisdictions. The increase in the effective tax rate for the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007, is primarily due to the impact of the research and development tax credit, which decreased the effective tax rate for the nine months ended September 30, 2007 but had no impact on the effective tax rate for the nine months ended September 30, 2008, as the credit expired on December 31, 2007. However, during October 2008, the research and development tax credit was extended by Congress and will therefore increase the Company's annual and fourth quarter effective tax rates, as the Company anticipates a pretax loss for 2008.

The Company had $13.7 million of deferred tax assets as of September 30, 2008. The ability to realize these deferred tax assets involves estimates of future taxable income, the estimated impact of future tax deductions from the exercise of stock options outstanding as of each balance sheet date, and the expiration dates and amounts of net operating loss carryforwards and other tax credits. If the Company does not achieve a substantial improvement in pretax income in fiscal year 2009 over fiscal year 2008, the Company may need to establish a valuation allowance for some or all of the Company’s deferred tax assets, which could materially impact the Company’s income tax provision, results of operations and financial position. In addition, a portion of the Company’s deferred tax assets relates to stock-based compensation and is realizable for tax purposes upon exercise of options or vesting of restricted stock. Options that are currently out-of-the money may expire unutilized, resulting in the reduction of eligible pool of windfall tax benefits under SFAS 123(R).

After giving consideration to these factors, the Company determined that there was no need to adjust its valuation allowance for deferred tax assets. The Company had a valuation allowance of $139,000 as of September 30, 2008 and December 31, 2007 relating to net operating losses and tax credits that expire prior to 2010.

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

10. Share Repurchase Program

During 2008, the Company’s Board of Directors approved a share repurchase program, which authorizes open market transactions of up to $40.0 million, including fees and expenses, of the Company’s common stock. The program authorizes management to repurchase shares from time to time, depending on market conditions. During the three and nine months ended September 30, 2008, the Company completed stock repurchases of 784,000 and 1.7 million shares for $11.3 million and $25.4 million, respectively, inclusive of fees and expenses. At time of repurchase, shares are returned to the status of authorized and unissued shares. The Company has accounted for the repurchases as constructively retired and recorded such repurchases as a reduction of common stock and additional paid-in capital.

Subsequent to September 30, 2008, and through November 7, 2008, the Company purchased 459,000 shares under the program, bringing the total aggregate shares repurchased to 2.2 million shares.

11. Fair Value Measurements

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2008 (in thousands):

		Fair Value Measurements at September 30, 2008 Using
	Total Carrying Value at September 30, 2008	Quoted price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents:
Money market	$88,250	$88,250	$—	$—
Corporate debt	5,969	5,969	—	—
Total cash equivalents	94,219	94,219	—	—

Marketable securities:
Corporate debt	16,335	15,933	402	—
Government debt	41,619	41,619	—	—
Total marketable securities	57,954	57,552	402	—
Total cash equivalents and marketable securities	$152,173	$151,771	$402	$—

Cash equivalents and marketable securities measured at fair value using quoted market prices are classified within Level 1 of the valuation hierarchy. Marketable securities classified within Level 2 of the valuation hierarchy consist of asset-backed securities for which significant observable market data exists but the Company’s nonstandard lot sizes prevent measurement using quoted market prices. The valuation of asset-backed securities is determined by reviewing quoted market prices for traded lots of the same or similar securities. All asset-backed securities held by the Company are rated AAA and are current on scheduled pay-downs with expected full maturity within the next 12 months. Given the current conditions of the credit markets, there is some risk the unrealized losses as of September 30, 2008 could increase if the credit markets continue to deteriorate.

The Company analyzes its investments for impairment on an ongoing basis. Factors considered in determining whether an unrealized loss is a temporary loss or an other-than-temporary loss include the length of time and extent to which the securities have been in an unrealized loss position and the Company’s ability and intent to hold the investment for a period of time sufficient to allow for any anticipated market recovery. The Company has the ability and intent to hold these investments until anticipated recovery of fair value, which may be maturity, and therefore the Company did not consider these investments to be other than temporarily impaired as of September 30, 2008.

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

In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 is effective for the Company in the first quarter of 2009. The Company does not expect that the adoption of FSP EITF 03-6-1 will have a material impact on the Company’s consolidated financial statements.

13. Subsequent Event

On November 5, 2008, the Company announced a cost reduction effort, including a workforce reduction of approximately 11% and other internal cost measures. The cost reduction is intended to bring the Company’s cost structure more in line with its revenue and support continued investment in strategic growth areas. The reduction is expected to result in pretax restructuring charges of approximately $800,000 in the fourth quarter of 2008.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive summary

Since the second quarter of 2007, financial results for Vital Images, Inc. (also referred to as “we”, “us” and “our”) have been significantly affected by weakness in the computed tomography, or CT, and picture archiving and communication systems, or PACS, markets and by the broad impact of the Deficit Reduction Act.

Revenue for the 2008 third quarter increased compared to the 2007 third quarter due primarily to higher international sales, and expenses increased due to our continued investment in product development activities and the expansion of our European operations.

•                  Revenue in the 2008 third quarter increased 3% to $17.7 million, compared to $17.1 million for the third quarter of 2007.

•                  Gross margin was 77%, compared to 78% for the third quarter of 2007.

•                  Loss before income taxes was $(437,000), compared to income before income taxes of $1.1 million for the third quarter of 2007.

•                  Net loss was $(243,000), or $(0.02) per diluted share, compared to net income of $927,000, or $0.05 per diluted share, for the 2007 third quarter.

Revenue decreased for the nine months ended September 30, 2008, compared to the same period in 2007, reflecting the markets’ weakness. Expenses for the first nine months of 2008 were higher than the year ago period as we continued to increase our investment in product development activities and our expansion into Europe, which increased significantly in the second half of 2007.

•                  Revenue decreased 5% to $50.7 million for the first nine months of 2008, compared to $53.5 million for the same period in 2007.

•                  Gross margin was 77%, compared to 78% for the first nine months of 2007.

•                  Loss before income taxes was $(3.9) million, compared to income before income taxes of $4.0 million for the first nine months of 2007.

•                  Net loss was $(2.4) million, or $(0.15) loss per diluted share, compared to net income of $2.9 million, or $0.17 income per diluted share, for the nine months ended September 30, 2007.

Total cash, cash equivalents and marketable securities were $157.8 million as of September 30, 2008, compared to $168.4 as of June 30, 2008 and $178.4 million as of December 31, 2007. Working capital (defined as current assets less current liabilities) was $150.2 million as of September 30, 2008, an increase from $145.6 million as of June 30, 2008 and a decrease from $173.9 million as of December 31, 2007. The decrease in cash and working capital during the first nine months of 2008 was primarily the result of repurchases of our common stock totaling $25.4 million under a share repurchase program authorized by our Board of Directors in 2008.

Overview

We are a leading provider of advanced visualization and analysis solutions for use by medical professionals in clinical analysis and therapy planning. We provide software, customer education, software maintenance and support, professional services and, on occasion, third-party hardware to our customers. Our technology rapidly transforms complex data generated by diagnostic imaging equipment into functional digital images that can be manipulated and analyzed using our specialized applications to better understand internal anatomy and pathology. Our solutions are designed to improve physician workflow and productivity, enhance the ability to make clinical decisions, facilitate less invasive patient care, and complement often significant capital investments in diagnostic imaging equipment made by our customers. Our software is compatible with equipment from all major manufacturers of diagnostic imaging equipment, such as CT scanners, and can be integrated into PACS. Many hospitals use PACS to acquire, distribute and archive medical images and diagnostic reports, reducing the need for film and increasing reliance on advanced visualization solutions such as ours. We also offer a Web-based solution that provides physicians with anywhere, anytime access to medical images and visualization tools through any Internet-enabled computer.

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

ViTALConnect® software, our Web-based solution, allows multiple physicians to collaboratively use advanced visualization in their medical practices. It provides radiologists and referring physicians anywhere, anytime access to interactive 2D, 3D and 4D medical images and the ability to measure, rotate, analyze and segment those images. Our latest release includes features previously available only on multimodality workstations, such as a variety of multi-planar reformat, or MPR, modes, thick slab rendering in MPR, 3D volumetric visualization with simple point of interest navigation, 4D dataset visualization, CT/positron emission tomography, or PET, fusion and advanced analysis tools.

ViTAL Enterprise, introduced in May 2008, enables unlimited enterprise access to the complete ViTAL solution offering, including Vitrea, ViTALConnect and our specialized clinical options. ViTAL Enterprise provides customers with full access to our best-in-class clinical solutions and comprehensive services, including education, consulting and maintenance. ViTAL Enterprise has the flexibility to scale to the size of the customer’s enterprise by providing access to the complete ViTAL solution based on unlimited users or concurrent users. Additionally, ViTAL Enterprise offers customers the ability to license the solution through capital or subscription pricing, and it is available to our worldwide installed base of existing customers. Going forward, we anticipate an increasing percentage of license fee revenue will be from sales of ViTAL Enterprise.

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

Option	Clinical Use
•Vscore	—Quantifies calcium in the four major coronary arteries
•CT Brain Perfusion	—Analyzes the blood flow of stroke victims
•Innerview GI (virtual colonoscopy)	—Locates and analyzes polyps in the colon
•Automated Vessel Measurements	—Characterizes the course and dimensions of diseased blood vessels
•CT Cardiac	—Determines the extent of obstructive coronary artery disease
•SUREPlaque™	—Aids in evaluating, characterizing and quantifying plaque inside the coronary arteries
•Vessel Probe	—Defines vascular anatomy and the extent of obstruction in vessels other than the coronary arteries
•CT Lung and Lung Tools	—Visualizes and measures nodules in the lungs
•ImageChecker® CT	—Detects pulmonary nodules in the chest
•Fusion7D™	—Visualizes images and fuse studies from multiple modalities, such as magnetic resonance, or MR, and PET
•CADstream™	—Analyzes MR breast exams
•QMass™ MR	—Analyzes MR cardiac images
•EP Planning	—3D advanced visualization and modeling tool for the electrophysiology lab
•Collaboration	—Enables two users to collaborate while viewing the same study at the same time
•PET/CT Overlay	—Provides the ability to overlay PET and CT images with Standardized Uptake Value (SUV) calculations

Our software solutions are used with medical diagnostic equipment, primarily in clinical analysis and therapy planning. Our software applies proprietary technologies to a variety of data supplied by CT scanners to allow medical clinicians to create 2D, 3D and 4D views of human anatomy and to non-invasively navigate within these images to better visualize and understand internal structures and pathologies. Our main customers are hospitals and clinics, university medical schools and diagnostic imaging companies. We market our products and services to these customers both directly through our own sales force and indirectly through digital imaging equipment manufacturers and PACS companies, who sell our products with other products they either manufacture or acquire from third parties.

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

Critical accounting policies and estimates

Our discussion and analysis of financial condition and results of operations are based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. We have adopted various accounting policies to prepare the Condensed Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States of America. The most significant accounting policies are disclosed in Note 2 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2007. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. We continually evaluate our critical accounting policies and estimates. We discuss our critical accounting estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. The adoption of SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), was the only significant change in our critical accounting policies or estimates since December 31, 2007.

Results of Operations

The following table sets forth information from our Condensed Consolidated Statements of Operations, expressed as a percentage of total revenue.

	For the three months ended September 30,		For the nine months ended September 30,
	2008	2007	2008	2007

Revenue:
License fees	51.6%	55.0%	51.6%	57.2%
Maintenance and services	46.1	43.6	46.4	41.5
Hardware	2.3	1.4	2.0	1.3
Total revenue	100.0	100.0	100.0	100.0

Cost of revenue:
License fees	6.7	5.8	6.6	6.6
Maintenance and services	14.5	14.1	15.0	14.1
Hardware	1.8	0.8	1.2	0.9
Impairment of patent	—	1.4	—	0.5
Total cost of revenue	23.0	22.1	22.8	22.1

Gross profit	77.0	77.9	77.2	77.9

Operating expenses:
Sales and marketing	39.4	43.1	45.6	42.9
Research and development	25.8	23.6	26.1	21.1
General and administrative	20.0	17.9	20.8	18.9
Total operating expenses	85.2	84.6	92.5	82.9

Operating loss	(8.2)	(6.7)	(15.3)	(5.0)

Interest income	5.7	13.4	7.6	12.5
(Loss) income before income taxes	(2.5)	6.7	(7.7)	7.5

(Benefit) provision for income taxes	(1.1)	1.3	(2.9)	2.0

Net (loss) income	(1.4)%	5.4%	(4.8)%	5.5%

Revenue

A comparison of revenue by category is as follows (dollars in thousands):

	For the three months ended September 30,				For the nine months ended September 30,
	2008	2007	Change		2008	2007	Change
Revenue:
License fees	$9,114	$9,406	$(292)	(3)%	$26,178	$30,586	$(4,408)	(14)%
Maintenance and services	8,157	7,464	693	9%	23,502	22,176	1,326	6%
Hardware	408	245	163	67%	1,023	712	311	44%
Total revenue	$17,679	$17,115	$564	3%	$50,703	$53,474	$(2,771)	(5)%

License fee revenue (dollars in thousands)

	For the three months ended September 30,				For the nine months ended September 30,
	2008	2007	Change		2008	2007	Change
License fee revenue:
Vitrea licenses	$2,126	$3,111	$(985)	(32)%	$7,280	$10,027	$(2,747)	(27)%
Vitrea options and third party software	5,775	5,869	(94)	(2)%	16,394	19,296	(2,902)	(15)%
ViTAL Enterprise	986	—	986	100%	1,439	—	1,439	100%
Other	227	426	(199)	(47)%	1,065	1,263	(198)	(16)%
Total license fee revenue	$9,114	$9,406	$(292)	(3)%	$26,178	$30,586	$(4,408)	(14)%

ViTAL Enterprise, introduced in May 2008, enables unlimited enterprise access to the complete ViTAL solution offering, including Vitrea, ViTALConnect and our specialized clinical options. We expect that revenue from Vitrea licenses, Vitrea options and third party software will continue to decrease in significance as compared to overall license fee revenue as sales of ViTAL Enterprise increase. The decrease in license fee revenue during the three and nine months ended September 30, 2008, compared to the same periods in 2007, was driven primarily by a decrease in the number of Vitrea licenses sold by our direct sales force, offset in part by new sales of ViTAL Enterprise, and by a greater percentage of license fee revenue from Toshiba, which has lower revenue per license.

The following table sets forth information on license fee revenue by source (dollars in thousands):

	For the three months ended September 30,				For the nine months ended September 30,
	2008	2007	Change		2008	2007	Change
License fee revenue:
Direct	$2,196	$2,433	$(237)	(10)%	$6,907	$10,868	$(3,961)	(36)%
Toshiba	6,818	5,909	909	15%	18,035	16,819	1,216	7%
McKesson	100	1,064	(964)	(91)%	1,236	2,899	(1,663)	(57)%
Total license fee revenue	$9,114	$9,406	$(292)	(3)%	$26,178	$30,586	$(4,408)	(14)%

Percent of license fee revenue:
Direct	24%	26%			26%	36%
Toshiba	75	63			69	55
McKesson	1	11			5	9
Total license fee revenue	100%	100%			100%	100%

The decrease in direct and McKesson license fee revenue for the three and nine months ended September 30, 2008 was due primarily to continued weakness in the U.S. CT scanner and PACS markets and to the broad impact of the

Deficit Reduction Act. The increase in license fee revenue through Toshiba for the three and nine months ended September 30, 2008 was due primarily to strong international sales in the 2008 third quarter.

Maintenance and services revenue (dollars in thousands)

	For the three months ended September 30,				For the nine months ended September 30,
	2008	2007	Change		2008	2007	Change
Maintenance and services revenue:
Maintenance and support	$6,841	$5,862	$979	17%	$19,391	$16,747	$2,644	16%
Customer education	1,131	1,350	(219)	(16)%	3,311	4,517	(1,206)	(27)%
Professional services	185	252	(67)	(27)%	800	912	(112)	(12)%
Total maintenance and services	$8,157	$7,464	$693	9%	$23,502	$22,176	$1,326	6%

The increase in maintenance and support revenue for the three and nine months ended September 30, 2008, compared to the same periods in 2007, was due to an increase in the number of customers on maintenance contracts both from new license sales and increased maintenance contract capture rates. The decrease in customer education revenue for the three and nine months ended September 30, 2008, compared to the same periods in 2007, was due to the general timing of training sessions and the effect of decreased license sales. Professional services revenue decreased due to the amount and timing of installations for the three and nine months ended September 30, 2008, compared to the same periods in 2007.

Hardware revenue

Hardware revenue increased 67% to $408,000 in the third quarter of 2008, compared to $245,000 in the third quarter of 2007, and increased 44% to $1.0 million for the first nine months of 2008, compared to $712,000 for the same period in 2007. We offer to sell hardware to our customers in conjunction with license sales, and fluctuations are driven by individual customer purchasing preferences. Sales of hardware systems are not core to our strategy and will fluctuate from period to period depending upon the needs and preferences of our customers.

Cost of revenue and gross profit

A comparison of gross profit and gross margin by revenue category is as follows (dollars in thousands):

	For the three months ended September 30,				For the nine months ended September 30,
	2008	2007	Change		2008	2007	Change
Gross profit:
License fees	$7,933	$8,412	$(479)	(6)%	$22,833	$27,047	$(4,214)	(16)%
Maintenance and services	5,596	5,047	549	11%	15,890	14,640	1,250	9%
Hardware	90	112	(22)	(20)%	399	206	193	94%
Impairment of patent	—	(242)	242	(100)%	—	(242)	242	(100)%
Total gross profit	$13,619	$13,329	$290	2%	$39,122	$41,651	$(2,529)	(6)%

Gross margin:
License fees	87%	89%			87%	88%
Maintenance and services	69%	68%			68%	66%
Hardware	22%	46%			39%	29%
Total gross margin	77%	78%			77%	78%

Gross margins for license fees and maintenance and services for the three and nine months ended September 30, 2008 were relatively consistent with the same periods in 2007.

Hardware gross margins decreased for the three months ended September 30, 2008, compared to the same period in 2007, but increased for the nine months ended September 30, 2008, compared to the same period in 2007, due to variability in pricing during the periods.

Operating expenses

The following is a comparison of operating expenses as a percent of revenue, as well as the percent increase in total expense:

	Percent of revenue for the three months ended September 30,		Percent change for the three months ended September 30,	Percent of revenue for the nine months ended September 30,		Percent change for the nine months ended September 30,
	2008	2007	2007 to 2008	2008	2007	2007 to 2008
Operating expenses:
Sales and marketing	39.4%	43.1%	(6)%	45.6%	42.9%	1%
Research and development	25.8	23.6	13%	26.1	21.1	17%
General and administrative	20.0	17.9	16%	20.8	18.9	4%
Total operating expenses	85.2%	84.6%	4%	92.5%	82.9%	6%

Sales and marketing

Sales and marketing expenses are as follows (dollars in thousands):

	For the three months ended September 30,
	2008	2007	Change
Salaries, benefits and bonuses	$3,001	$2,959	$42	1%
Overhead and other expenses	1,028	1,197	(169)	(14)%
Travel, meals and entertainment	886	929	(43)	(5)%
Commissions	880	1,066	(186)	(17)%
Trade shows and advertising	411	241	170	71%
Depreciation	395	342	53	15%
Equity-based compensation	361	646	(285)	(44)%
Total	$6,962	$7,380	$(418)	(6)%

	For the nine months ended September 30,
	2008	2007	Change
Salaries, benefits and bonuses	$9,819	$8,744	$1,075	12%
Overhead and other expenses	3,294	3,389	(95)	(3)%
Commissions	3,008	3,326	(318)	(10)%
Travel, meals and entertainment	2,727	2,719	8	—%
Trade shows and advertising	1,987	1,975	12	1%
Depreciation	1,202	983	219	22%
Equity-based compensation	1,093	1,782	(689)	(39)%
Total	$23,130	$22,918	$212	1%

The increase in salaries and benefits costs for the three months ended September 30, 2008, compared to the 2007 third quarter, resulted primarily from international expansion. The increase in salaries and benefit costs for the nine months ended September 30, 2008, compared to the same period in 2007, resulted primarily from higher average headcount and international expansion. The decrease in commissions expense for the three and nine months ended September 30, 2008, compared to the same periods in 2007, was due to decreased direct license revenue. The decrease in equity-based compensation for the three and nine months ended September 30, 2008, compared to the same periods in 2007, was due to the cancellation of options from terminated employees and to an internal personnel transfer in the first quarter of 2008. We had 94 and 104 sales and marketing personnel as of September 30, 2008 and 2007, respectively.

We will continue to manage sales and marketing expenses based on market conditions and business opportunities. For full year 2008, we expect sales and marketing expenses will be approximately 45% to 47% of total revenue.

Research and development

Research and development expenses are as follows (dollars in thousands):

	For the three months ended September 30,
	2008	2007	Change
Salaries, benefits and bonuses	$2,801	$2,697	$104	4%
Overhead and other expenses	775	763	12	2%
Consulting	467	108	359	332%
Equity-based compensation	286	202	84	42%
Depreciation	237	269	(32)	(12)%
Total	$4,566	$4,039	$527	13%

	For the nine months ended September 30,
	2008	2007	Change
Salaries, benefits and bonuses	$8,441	$7,719	$722	9%
Overhead and other expenses	2,141	1,946	195	10%
Consulting	1,113	328	785	239%
Equity-based compensation	839	528	311	59%
Depreciation	695	777	(82)	(11)%
Total	$13,229	$11,298	$1,931	17%

The increase in research and development expenses for the three and nine months ended September 30, 2008, compared to the same periods in 2007, was primarily due to an increase in compensation costs and consulting expense as a result of additional personnel and consultants focused on product development. The increase in equity-based compensation for the nine months ended September 30, 2008 was due primarily to an internal personnel transfer in the first quarter of 2008. We had 119 and 118 research and development personnel as of September 30, 2008 and 2007, respectively.

We will continue to devote resources to develop applications and solutions that help physicians across the hospital enterprise better serve their patients. For full year 2008, we expect research and development expenses will be approximately 26% to 27% of total revenue.

General and administrative

General and administrative expenses are as follows (dollars in thousands):

	For the three months ended September 30,
	2008	2007	Change
Salaries, benefits and bonuses	$1,161	$1,244	$(83)	(7)%
Overhead and other expenses	972	696	276	40%
Equity-based compensation	589	555	34	6%
Consulting	422	327	95	29%
Accounting, auditing and legal fees	396	235	161	69%
Total	$3,540	$3,057	$483	16%

	For the nine months ended September 30,
	2008	2007	Change
Salaries, benefits and bonuses	$3,912	$3,937	$(25)	(1)%
Overhead and other expenses	2,633	2,368	265	11%
Equity-based compensation	1,682	1,627	55	3%
Accounting, auditing and legal fees	1,168	1,240	(72)	(6)%
Consulting	1,126	955	171	18%
Total	$10,521	$10,127	$394	4%

The increase in general and administrative expenses during the three and nine months ended September 30, 2008, compared to the same periods in 2007, was primarily due to higher international consulting costs and other international expenses. We had 52 and 53 general and administrative personnel as of September 30, 2008 and 2007, respectively. We expect general and administrative expenses to decrease moderately as a percent of revenue in future periods as we continue to manage costs. For full year 2008, we expect general and administrative expenses will be approximately 20% to 21% of total revenue.

Equity-based compensation

Equity-based compensation decreased to $1.3 million for the three months ended September 30, 2008, compared to $1.5 million in the same quarter in 2007. Equity-based compensation decreased to $3.9 million for the nine months ended September 30, 2008, compared to $4.2 million in the same period in 2007. The decreases in equity-based compensation are primarily due to employee terminations.

Interest income

We generated $1.0 million of interest income in the third quarter of 2008, compared to $2.3 million in the third quarter of 2007, and generated $3.9 million of interest income for the first nine months of 2008, compared to $6.7 million for the first nine months 2007. The decrease for the three and nine months ended September 30, 2008, compared to the same periods in 2007, was primarily due to a decline in interest rates.

Income taxes

Our consolidated effective income tax rate was 44.4% and 19.2% for the three months ended September 30, 2008 and 2007, respectively, and 38.1% and 26.9% for the nine months ended September 30, 2008 and 2007, respectively. Our consolidated effective income tax rate was 20.4% for fiscal year 2007. The provision for income taxes consists of provisions for federal, state and foreign income taxes. The consolidated income tax rate is a composite rate of the applicable rates in the various jurisdictions. The increase in the effective tax rate for the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007, is primarily due to the impact of the research and development tax credit, which decreased the effective tax rate for the nine months ended September 30, 2007 but had no impact on the effective tax rate for the nine months ended September 30, 2008, as the credit expired on December 31, 2007. However, during October 2008, the research and development tax credit was extended by Congress and will therefore increase our annual and fourth quarter effective tax rates, as we anticipate a pretax loss for 2008.

We had $13.7 million of deferred tax assets as of September 30, 2008. The ability to realize these deferred tax assets involves estimates of future taxable income, the estimated impact of future tax deductions from the exercise of stock options outstanding as of each balance sheet date, and the expiration dates and amounts of net operating loss carryforwards and other tax credits. If we do not achieve a substantial improvement in pretax income in fiscal year 2009 over fiscal year 2008, we may need to establish a valuation allowance for some or all of our deferred tax assets, which could materially impact our income tax provision, results of operations and financial position. In addition, a portion of our deferred tax assets relates to stock-based compensation and is realizable for tax purposes upon exercise of options or vesting of restricted stock. Options that are currently out-of-the money may expire unutilized, resulting in the reduction of eligible pool of windfall tax benefits under SFAS No. 123(R), “Share-Based Payment.”

Liquidity and capital resources

As of September 30, 2008, we had $157.8 million in cash, cash equivalents and marketable securities, $150.2 million of working capital (defined as current assets less current liabilities) and no borrowings. As of December 31, 2007, we had $178.4 million in cash, cash equivalents and marketable securities, $173.9 million of working capital and no borrowings. We began repurchasing shares of our common stock in the second quarter of 2008 under a $25.0 million share repurchase program authorized by our Board of Directors. The repurchase program was increased to $40.0 million during the third quarter. We repurchased 784,000 shares of our common stock for $11.3 million during the 2008 third quarter and 1.7 million shares our common stock for $25.4 million during the first nine months of 2008. The total shares repurchased as of September 30, 2008 represented 10.2% of our shares outstanding at March 31, 2008.

Operating activities

During the first nine months of 2008, cash provided by operations was $6.3 million, which consisted of a net loss of $2.4 million, an increase of $6.1 million from other non-cash operating activities, primarily equity-based compensation and depreciation, and an increase of $2.6 million from changes in working capital accounts. Changes in working capital accounts primarily related to a decrease in accounts receivable of $1.2 million due to the timing of customer payments and increases in accounts payable of $349,000 due to the general timing of payments to vendors; deferred revenue of $835,000 due to increased maintenance and service contracts and an increased customer base; and accrued expenses and other liabilities of $584,000. Days’ sales outstanding (calculated by dividing ending net accounts receivable by revenue per day) were 74 and 83 as of September 30, 2008 and December 31, 2007, respectively. Our accounts receivable aging remains relatively current, with 10% or less of receivables greater than 90 days past due as of both September 30, 2008 and December 31, 2007. We use days’ sales outstanding as an activity measure which places emphasis and focus on accounts receivable, but this measure is not defined under U.S. generally accepted accounting principles, and similarly titled measures may not be computed in the same way by other companies. The increases in cash from changes in working capital accounts were offset by an increase in prepaid expenses of $282,000.

During the first nine months of 2007, cash provided by operations was $13.3 million, which consisted of net income of $2.9 million, an increase of $2.4 million from changes in working capital accounts, an increase of $199,000 in deferred rent relating to payments made by our Minnetonka landlord for our benefit, and an increase of $7.8 million from other non-cash operating activities. Changes in working capital accounts primarily related to a decrease in accounts receivable of $4.4 million due to decreased sales in the third quarter of 2007, and an increase in deferred revenue of $683,000 due to increased maintenance and service contracts and an increased customer base in 2007. Our aging remains relatively current, with less than 10% of receivables greater than 90 days past due as of September 30, 2007 and December 31, 2006, respectively. The increases in cash were offset by a decrease in accrued expenses and other liabilities of $1.4 million due primarily to the payment in 2007 of 2006 bonuses; an increase in prepaid expenses and other current assets of $1.0 million due primarily to increases in prepaid insurance and estimated tax payments paid in the 2007 second quarter; and a decrease in accounts payable of $300,000 due to the general timing of vendor payments.

Investing activities

Net cash used in investing activities was $29.9 million during the first nine months of 2008. Net cash used by investing activities was $9.9 million during the first nine months of 2007.

We used $4.0 million for purchases of property and equipment during the nine months ended September 30, 2008, compared to $4.9 million for the same period in 2007. The purchases for the first nine months of 2008 were primarily related to our continued implementation of an enterprise resource planning (“ERP”) system. The purchases for the first nine months of 2007 were principally to expand our facilities, upgrade computer equipment, purchase computer equipment for new personnel, and begin implementation of our ERP system. We anticipate that we will continue to purchase property and equipment in the normal course of business. The amount and timing of these purchases and the related cash outflows in future periods are difficult to predict and depend on a number of factors, including the hiring of employees and the rate of change of computer hardware.

We used $76.3 million to purchase investments in marketable securities during the first nine months of 2008, compared to $36.4 million for the same period in 2007. We realized $50.4 million of proceeds from maturities and sales of marketable securities during the first nine months of 2008, compared to $31.4 million for the same period in 2007. As of September 30, 2008, our marketable securities consisted of U.S. government obligations, asset-backed securities and corporate commercial obligations.

Financing activities

Cash used by financing activities totaled $23.4 million for the first nine months of 2008, compared to cash provided by financing activities of $3.9 million for the same period in 2007. We used $25.4 million of cash to repurchase common stock during the first nine months of 2008. Proceeds from sales of common stock under stock plans were $1.7 million and $2.6 million during the first nine months of 2008 and 2007, respectively. The remaining portion of cash used or provided by financing activities in the first nine months of 2008 and 2007 related to the excess tax benefit from stock transactions.

We have never paid or declared any cash dividends and do not intend to pay cash dividends in the foreseeable future.

Off-balance-sheet arrangements

We did not have any off-balance sheet arrangements as of September 30, 2008 or December 31, 2007.

Other purchase commitments

We had no significant outstanding purchase orders as of September 30, 2008. We have entered into a number of technology licensing agreements that provide for the payment of royalties when we sell our products; we are not obligated for any minimum payments under such agreements.

Subsequent Event

On November 5, 2008, we announced a cost reduction effort, including a workforce reduction of approximately 11% and other internal cost measures. The cost reduction is intended to bring our cost structure more in line with our revenue and support continued investment in strategic growth areas. The reduction is expected to result in pretax restructuring charges of approximately $800,000 in the fourth quarter of 2008.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”), which changes accounting for business acquisitions.  SFAS 141(R) will require the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this standard will, among other things, impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets and tax benefits.  SFAS 141(R) will be effective for us for business combinations occurring after December 31, 2008. The impact on our consolidated financial statements of adopting SFAS 141(R) will depend on the nature, terms and size of business combinations completed after December 31, 2008, which are not determinable at this time.

In June 2008, the FASB issued FASB Staff Position Emerging Issues Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 is effective for us in the first quarter of 2009. We do not expect that the adoption of FSP EITF 03-6-1 will have a material impact on our consolidated financial statements.

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

Factors that may impact forward-looking statements include, among others, our abilities to maintain the technological competitiveness of our current products, develop new products, successfully market our products, respond to competitive developments, develop and maintain partnerships with providers of complementary technologies, identify and close mergers and acquisitions, manage our costs and the challenges that may come with growth of our business, and attract and retain qualified sales, technical and management employees. We are also affected by the growth and regulation of the medical technology industry, including the acceptance of advanced visualization by hospitals, clinics, and universities, product clearances and approvals by the United States Food and Drug Administration and similar regulatory bodies outside the United States, and reimbursement and regulatory practices by Medicare, Medicaid, and private third-party payer organizations. We are also affected by other factors identified in our filings with the Securities and Exchange Commission, some of which are set forth in the section entitled “Item 1A.Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007 (and many of which we have discussed in prior filings). Although we have attempted to list comprehensively these important factors, we also wish to caution investors that other factors may prove to be important in the future in affecting our operating results. New factors emerge from time to time, and it is not possible for us to predict all of these factors, nor can we assess the impact each factor or combination of factors may have on our business.

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

Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance.

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

Changes in internal control over financial reporting

There were no changes in internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

c)            The following table presents information with respect to purchases of Vital Images, Inc. common stock made during the quarter ended September 30, 2008 by us or our “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act.

			Total Number of Shares	Approximate Dollar Value of Shares that May Yet Be
		Average	Purchased as Part of	Purchased Under the
	Total Number of	Price Paid	Publicly Announced	Plans or Programs (in
Period	Shares Purchased	per Share	Plans or Programs	millions)
July 1-31, 2008	421,844	$13.71	421,844	$5.1
August 1-31, 2008	361,905	$15.24	361,905	$14.6
September 1-30, 2008	—	$—	—	$14.6
	783,749	$14.41	783,749	$14.6

On May 8, 2008, we announced a share repurchase program of up to $25.0 million of our common stock. On August 7, 2008, we announced additional repurchases of up to $15.0 million of our common stock under the share repurchase program, allowing for total repurchases of up to $40.0 million of our common stock under the share repurchase program. We intend to complete this share repurchase program during 2008 through only open market transactions. Since the inception of this share repurchase program, and through September 30, 2008, we repurchased 1.7 million shares of our common stock for $25.4 million. The program terminates on May 15, 2009.

Item 3.    Defaults upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Item 5.    Other Information

None.

Item 6.    Exhibits

The following exhibits are filed with this Quarterly Report on Form 10-Q:

10.1	Separation and Non-Compete Agreement dated June 30, 2008 by and between Vital Images, Inc. and Susan A. Wood, Ph. D., filed herewith.*

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 (filed herewith electronically).

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 (filed herewith electronically).

32.1	Section 1350 Certification of Chief Executive Officer (filed herewith electronically).

32.2	Section 1350 Certification of Chief Financial Officer (filed herewith electronically).

*   Indicates a management contract or compensatory plan or arrangement.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VITAL IMAGES, INC.

November 10, 2008	/s/ Peter J. Goepfrich
Peter J. Goepfrich
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)