Form 10-Q
period 2009-03-31
VITAL IMAGES INC
filed 2009-05-11
CIK 912888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

On May 4, 2009, there were 14,380,334 shares of the Registrant’s common stock, par value $.01 per share, outstanding.

Vital Images, Inc.
Form 10-Q
March 31, 2009

Part I. Financial Information

Item 1.    Financial Statements

Vital Images, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)
(Unaudited)

	March 31,	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$98,044	$109,706
Marketable securities	34,941	37,287
Accounts receivable, net	10,437	13,047
Deferred income taxes	654	654
Prepaid expenses and other current assets	1,856	2,179
Total current assets	145,932	162,873
Marketable securities	11,934	—
Property and equipment, net	11,240	11,519
Deferred income taxes	14,252	13,904
Other intangible assets, net	652	808
Goodwill	9,089	9,089
Total assets	$193,099	$198,193

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,024	$3,792
Accrued compensation	2,485	2,936
Accrued royalties	600	1,057
Other current liabilities	1,938	1,947
Deferred revenue	16,630	17,724
Total current liabilities	24,677	27,456
Deferred revenue	1,103	1,164
Deferred rent	780	882
Total liabilities	26,560	29,502

Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred stock: $0.01 par value; 5,000 shares authorized; none issued or outstanding	—	—
Common stock: $0.01 par value; 40,000 shares authorized; 14,440 issued and outstanding as of March 31, 2009; and 14,673 shares issued and outstanding as of December 31, 2008	144	147
Additional paid-in capital	166,926	168,738
Accumulated deficit	(631)	(380)
Accumulated other comprehensive income	100	186
Total stockholders’ equity	166,539	168,691
Total liabilities and stockholders’ equity	$193,099	$198,193

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

Vital Images, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended March 31,
	2009	2008

Revenue:
License fees	$5,994	$9,358
Maintenance and services	8,561	7,534
Hardware	233	425
Total revenue	14,788	17,317

Cost of revenue:
License fees	970	1,153
Maintenance and services	2,377	2,572
Hardware	209	195
Total cost of revenue	3,556	3,920

Gross profit	11,232	13,397

Operating expenses:
Sales and marketing	5,955	8,051
Research and development	3,261	4,285
General and administrative	2,969	3,651
Total operating expenses	12,185	15,987

Operating loss	(953)	(2,590)

Interest income	430	1,685
Loss before income taxes	(523)	(905)
Income tax benefit	(272)	(311)
Net loss	$(251)	$(594)

Net loss per share — basic	$(0.02)	$(0.03)
Net loss per share — diluted	$(0.02)	$(0.03)

Weighted average common shares outstanding - basic	14,518	17,075
Weighted average common shares outstanding - diluted	14,518	17,075

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

Vital Images, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(251)	$(594)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property and equipment	1,285	1,244
Amortization of identified intangibles	156	261
Provision for doubtful accounts	88	135
Deferred income taxes	(300)	(311)
Excess tax benefit from stock transactions	(58)	(66)
Amortization of discount and accretion of premium on marketable securities	90	(299)
Employee stock-based compensation	992	1,232
Amortization of deferred rent	(97)	(93)
Changes in operating assets and liabilities:
Accounts receivable	2,522	(439)
Prepaid expenses and other assets	323	5
Accounts payable	(1,053)	(439)
Accrued expenses and other liabilities	(993)	65
Deferred revenue	(1,155)	388
Net cash provided by operating activities	1,549	1,089

Cash flows from investing activities:
Purchases of property and equipment	(721)	(1,300)
Purchases of marketable securities	(11,902)	(20,609)
Proceeds from maturities of marketable securities	2,090	16,227
Proceeds from sale of marketable securities	—	1,581
Net cash used in investing activities	(10,533)	(4,101)

Cash flows from financing activities:
Repurchases of common stock	(3,249)	—
Proceeds from sale of common stock under stock plans	513	319
Excess tax benefit from stock transactions	58	66
Net cash (used in) provided by financing activities	(2,678)	385

Net decrease in cash and cash equivalents	(11,662)	(2,627)
Cash and cash equivalents, beginning of period	109,706	146,685
Cash and cash equivalents, end of period	$98,044	$144,058

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

Vital Images, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.           Basis of presentation

The accompanying unaudited Condensed Consolidated Financial Statements of Vital Images, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, for a fair statement have been included. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the year ending December 31, 2009. The December 31, 2008 condensed consolidated balance sheet information was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

The Condensed Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated. The Company views its operations and manages its business as one reportable segment - the development and marketing of software and related services for advanced visualization and analysis solutions for use by medical professionals in clinical analysis and therapy planning. Factors used to identify the Company’s single operating segment include the financial information available for evaluation by the chief operating decision maker in making decisions about how to allocate resources and assess performance. The Company markets its products and services through a direct sales force and independent distributors in the United States and international markets.

2.           Significant customers and geographic data

Significant customer (dollars in thousands):

	For the Three Months Ended
	March 31,
	2009	2008
Toshiba Medical Systems Corporation	$8,233	$8,782
Percentage of total revenue	56%	51%

As of March 31, 2009 and December 31, 2008, Toshiba Medical Systems Corporation (“Toshiba”) accounted for 55% and 42% of accounts receivable, respectively. As of March 31, 2009 and December 31, 2008, McKesson Information Systems LLC accounted for 13% and 7% of accounts receivable, respectively.

Revenue by geographic area is summarized as follows (dollars in thousands):

	For the Three Months Ended
	March 31,
	2009	2008
United States	$9,684	$13,224
Europe	2,663	2,039
Asia and Pacific	1,348	1,025
Other foreign	1,093	1,029
Total	$14,788	$17,317
Export revenue as a percent of total revenue	35%	24%

The Company’s export sales are primarily negotiated, invoiced and paid in U.S. dollars, with a portion of sales transactions denominated in foreign currencies.

3.           Research and Development

In January 2009, the Company and Toshiba entered into a co-development and collaboration agreement in which the two companies will enter into a mutual license of intellectual property and will jointly invest to develop and deliver innovative technology advancements for Toshiba’s medical equipment and the Company’s advanced visualization software solutions. The Company accounts for the agreement under the provisions of Emerging Issues Task Force (“EITF”) Issue No. 07-1, “Accounting for Collaborative Arrangements” (“EITF 07-1”). The Company’s policy is to recognize payments received under the agreement as an offset to research and development expense in the period in which the related costs are incurred. During the first quarter of 2009, the Company received $569,000 and recognized a credit of $243,000 to its research and development expense for reimbursement from Toshiba for development costs the Company incurred under the agreement. The remaining unrecognized balance of $326,000 was included in other current liabilities as of March 31, 2009.

4.           Equity-based compensation

The following table illustrates how equity-based compensation was allocated to the statements of operations (in thousands):

	For the Three Months Ended
	March 31,
	2009	2008
Cost of revenue	$80	$76
Sales and marketing	342	368
Research and development	195	265
General and administrative	375	523
Total equity-based compensation expense	$992	$1,232

As of March 31, 2009, approximately $7.3 million of unrecognized compensation expense related to stock options was expected to be recognized over a weighted-average period of 3.1 years. As of March 31, 2009, approximately $505,000 of unrecognized compensation expense related to restricted stock awards was expected to be recognized over a weighted-average period of 2.9 years.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. The Black-Scholes option valuation model requires the development of assumptions that are input into the model. These assumptions include the expected stock volatility, the risk-free interest rate, the option’s expected life and the dividend yield on the underlying stock.

For purposes of calculating the fair value of options under Statement of Financial Accounting Standard (“SFAS”) No. 123(R), “Share-Based Payment,” the weighted-average fair value of options granted was $3.34 and $5.67 for the three months ended March 31, 2009 and 2008, respectively. The weighted-average fair values for the options were based on the fair values on the dates of grant. The fair values for the options were calculated using the Black-Scholes option-pricing model, with the following weighted-average assumptions and expense adjusted using the following expected forfeiture rate assumptions:

	For the Three Months Ended March 31,
	2009	2008
Expected option life	3.75 years	3.75 years
Expected volatility factor	48%	46%
Expected dividend yield	0%	0%
Risk-free interest rate	1.57%	2.35%
Expected forfeiture rate	2%	1%

The following table summarizes stock option activity for the three months ended March 31, 2009:

Shares Underlying Options

Total outstanding as of December 31, 2008	2,452,859
Options granted	367,620
Options exercised	(54,558)
Options cancelled	(160,498)
Total outstanding as of March 31, 2009	2,605,423

Options granted during the three months ended March 31, 2009 primarily consisted of the Company’s annual grant to employees in the first quarter of 2009.

In the first quarter of 2007, the Company granted shares of restricted stock with performance-based vesting to certain employees. No equity-based compensation expense for the awards was recognized for the three months ended March 31, 2009, as the Company did not consider achievement of the performance metrics to be probable. The cumulative amount of the expense related to these awards not recognized as of March 31, 2009 but that may be recognized in future periods if performance metrics are met was $158,000.

5.           Per share data

Basic net loss per share is computed using net loss and the weighted-average number of common shares outstanding. Diluted net loss per share reflects the weighted-average number of common shares outstanding plus any potentially dilutive shares outstanding during the period. Potentially dilutive shares consist of shares issuable upon the exercise of stock options, as well as unvested restricted stock.

For the three months ended March 31, 2009 and 2008, common share equivalents are not included in the diluted net loss per share calculations because they were antidilutive. Antidilutive stock options and restricted stock awards excluded from net loss per share totaled 2.7 million for each of the three months ended March 31, 2009 and 2008.

6.           Comprehensive (loss) income

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

The components of comprehensive loss were as follows (in thousands):

	For the Three Months Ended
	March 31,
	2009	2008
Net loss	$(251)	$(594)
Other comprehensive (loss) income:
Net change in unrealized gain or loss on available-for-sale investments, net of tax	(86)	31
Comprehensive loss	$(337)	$(563)

7.           Fair Value Measurements

The following table provides the assets and liabilities carried at fair value measured on a recurring basis in accordance with SFAS No. 157, “Fair Value Measurements,” as of March 31, 2009 (in thousands):

		Fair Value Measurements at March 31, 2009 Using
	Total Carrying Value at	Quoted price in active markets	Significant other observable inputs	Significant unobservable inputs
	March 31, 2009	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market	$88,705	$88,705	$—	$—

Marketable securities:
Corporate debt	12,105	11,934	171	—
Government debt	34,770	34,770	—	—
Total marketable securities	46,875	46,704	171	—
Total cash equivalents and marketable securities	$135,580	$135,409	$171	$—

Cash equivalents and marketable securities measured at fair value using quoted market prices are classified within Level 1 of the valuation hierarchy. Marketable securities classified within Level 2 of the valuation hierarchy consist of asset-backed securities for which significant observable market data exists but the Company’s nonstandard lot sizes prevent measurement using quoted market prices. The valuation of asset-backed securities is determined by reviewing quoted market prices for traded lots of the same or similar securities. All asset-backed securities held by the Company are rated AAA and are current on scheduled pay-downs, with expected full maturity within the next 12 months.

The Company analyzes its investments for impairment on an ongoing basis. Factors considered in determining whether an unrealized loss is a temporary loss or an other-than-temporary loss include the length of time and extent to which the securities have been in an unrealized loss position and the Company’s ability and intent to hold the investment for a period of time sufficient to allow for any anticipated market recovery. The Company has the ability and intent to hold these investments until the anticipated recovery of their fair value, which may be maturity, and therefore the Company did not consider these investments to be other than temporarily impaired as of March 31, 2009.

8.           Other intangible assets

Acquired intangible assets subject to amortization were as follows (in thousands):

	March 31, 2009			December 31, 2008
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Existing software technology	$3,400	$(3,400)	$—	$3,400	$(3,334)	$66
Patents and patent applications	2,500	(1,848)	652	2,500	(1,758)	742
Total intangible assets subject to amortization	$5,900	$(5,248)	$652	$5,900	$(5,092)	$808

Intangible assets subject to amortization are amortized on a straight-line basis over the estimated period of benefit. Amortization expense related to other intangible assets was $156,000 and $261,000 for the three months ended March 31, 2009 and 2008, respectively. As of March 31, 2009, fully amortized existing software technology was still in use.

The estimated future amortization expense for identified intangible assets as of March 31, 2009 is as follows (in thousands):

Remainder of 2009	$270
2010	360
2011	22
Total	$652

The preceding expected amortization expense is an estimate. Actual amortization expense may differ from estimates due to any additional intangible asset acquisitions, impairment of intangible assets, accelerated amortization of intangible assets and other events. A patent acquired in the HInnovation, Inc. acquisition having a net book value of $522,000 as of March 31, 2009 is currently under review by the United States Patent and Trademark Office.

9.           Restructuring charge

The Company reduced its workforce by approximately 11% under a plan announced in November 2008 in order to align the Company’s operations with the current market conditions and improve profitability in 2009 and beyond. During the three months ended March 31, 2009 the Company paid the remaining balance of $141,000 that was accrued as of December 31, 2008 related to severance and other termination costs.

10.    Deferred revenue

The components of deferred revenue were as follows:

	March 31,	December 31,
	2009	2008
Maintenance and support	$13,841	$13,912
Customer education	2,581	3,034
Professional services	720	788
Software	190	616
Hardware and other	401	538
Total deferred revenue	17,733	18,888
Less current portion	(16,630)	(17,724)
Long-term portion of deferred revenue	$1,103	$1,164

11.    Income taxes

Under the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), the Company did not have any material unrecognized tax benefits as of March 31, 2009 and December 31, 2008. The Company recorded no interest and penalties during the three months ended March 31, 2009 and 2008 and had no accrued interest and penalties as of March 31, 2009 and December 31, 2008. The Company is no longer subject to U.S. federal tax examinations by tax authorities for tax years before 2004. The Company is open to state tax audits until the applicable statute of limitations expires. The Company does not expect that the total amount of unrecognized tax benefits as of March 31, 2009 will change materially in the next 12 months.

The Company’s consolidated effective income tax rate was 52.0% and 34.3% for the three months ended March 31, 2009 and 2008, respectively. The Company’s consolidated effective income tax rate was 46.0% for fiscal year 2008. The provision for income taxes consists of provisions for federal, state and foreign income taxes. The consolidated income tax rate is a composite rate of the applicable rates in the various jurisdictions. The increase in the estimated annual effective tax rate for 2009 over the 2008 annual effective tax rate is primarily due to the relative impact of research and development credits on the Company’s income or loss before income taxes.

The Company has $14.9 million of deferred tax assets as of March 31, 2009. The ability to realize these deferred tax assets involves estimates of future taxable income, the estimated impact of future tax deductions from the exercise of stock options outstanding as of each balance sheet date, and the expiration dates and amounts of net operating loss carryforwards and other tax credits. If the Company decreases its estimates of future taxable income or tax deductions from the exercise of stock options, or its stock price increases significantly without an increase in taxable income, causing management to believe that the Company’s deferred tax assets may not be utilizable, the Company may need to establish additional valuation allowances on its deferred tax assets, which would reduce or eliminate the Company’s ability to use its deferred tax assets to offset taxes due and could materially impact the Company’s financial position and results of operations.

After giving consideration to the above factors, the Company concluded that the net deferred tax assets of $14.9 million as of March 31, 2009 do not require any additional valuation allowance. The Company had a valuation allowance of $221,000 as of March 31, 2009 and December 31, 2008 relating to net operating losses and tax credits that expire prior to 2013.  However, if the Company does not achieve a substantial improvement in pretax results in 2009 over 2008, it is reasonably possible that the Company may need to establish additional valuation allowances for some or all of the Company’s deferred tax assets, which could materially impact the Company’s income tax provision, financial position and results of operations.

12.    Commitments and contingencies

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

13.    Share Repurchase Programs

During 2008, the Company’s Board of Directors approved a share repurchase program, which authorized open market transactions of up to $40.0 million, including fees and expenses, of the Company’s common stock. The program authorized management to repurchase shares from time to time, depending on market conditions. During the first quarter of 2009, the Company purchased 149,000 shares for $1.8 million under the program. The Company completed the $40.0 million share repurchase program on February 6, 2009, having repurchased an aggregate 2.9 million shares under the program.

On March 3, 2009, the Company announced an additional share repurchase program, authorizing up to an additional 1.0 million shares to be repurchased on the open market. During the first quarter of 2009, the Company completed stock repurchases under this program of 145,000 shares for $1.5 million, inclusive of fees and expenses. Subsequent to March 31, 2009 and through May 7, 2009, the Company purchased 82,000 shares under the program, bringing the total aggregate shares repurchased under this additional share repurchase program to 227,000 shares.

At time of repurchase, shares are returned to the status of authorized and unissued shares. The Company has accounted for the repurchases as constructively retired and recorded such repurchases as a reduction of common stock and additional paid-in capital.

14.    New Accounting Pronouncements

Recent Accounting Standards Adopted in 2009

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which provides enhanced guidance for using fair value to measure assets and liabilities. In February 2008, the FASB issued Staff Position (FSP) No. 157-2, which deferred the effective date of SFAS No. 157 for one year relative to certain nonfinancial assets and nonfinancial liabilities. On January 1, 2009, the Company adopted the requirements of SFAS No. 157 that had been deferred under FSP 157-2. The adoption did not have a material impact on the Company’s financial condition, results of operations or cash flows.

In December 2007, the FASB ratified the EITF consensus on EITF 07-1, “Accounting for Collaborative Arrangements,” which defines collaborative arrangements and establishes reporting and disclosure requirements for transactions between participants in a collaborative arrangement and between participants in the arrangements and third parties. EITF 07-1 is effective for periods beginning after December 15, 2008 and applies to arrangements in existence as of the effective date. The Company adopted the requirements of EITF 07-1 on January 1, 2009 and applied its provisions to the accounting for its collaborative arrangement with Toshiba, as discussed in Note 3. The adoption did not have a material impact on the Company’s consolidated results of operations or financial condition.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”), which changes accounting for business acquisitions. SFAS No. 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination.  The Company adopted the requirements of SFAS No. 141(R) on January 1, 2009. The application of SFAS No. 141(R) is likely to have a significant impact on how the Company allocates the purchase price of prospective business combinations, including the recognition and measurement of assets acquired and liabilities assumed and the expensing of direct transaction costs and costs to integrate the acquired business. The adoption did not have an impact on the Company’s results of operations or financial condition for the three months ended March 31, 2009, as the Company did not enter into any business combinations during the period.

In June 2008, the FASB staff issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). The Company adopted the requirements of FSP EITF 03-6-1 on January 1, 2009. The adoption did not have a material impact on the Company’s consolidated results of operations or financial condition.

Recent Accounting Standards Not Yet Adopted

In April 2009, the FASB staff issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2”), which is effective for the Company for the quarterly period beginning April 1, 2009. FSP 115-2 amends existing guidance for determining whether an other than temporary impairment of debt securities has occurred. Among other changes, the FASB replaced the existing requirement that an entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert (a) it does not have the intent to sell the security, and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. The Company does not expect that the adoption of FSP 115-2 will have a material impact on the Company’s consolidated results of operations or financial condition.

In April 2009, the FASB staff issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1”), which is effective for the Company for the quarterly period beginning April 1, 2009. FSP 107-1 requires an entity to provide the annual disclosures required by FASB SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” in its interim financial statements. The Company does not expect that the adoption of FSP 107-1 will have a material impact on the Company’s consolidated results of operations or financial condition.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive summary

The financial results for Vital Images, Inc. (also referred to as “we”, “us” and “our”) have continued to be affected by the general decline in the U.S. economy, which has resulted in contracted capital spending by U.S. hospitals and lower interest rates on our cash and investments.  Additionally, we have been impacted by weakness in the high-end computed tomography, or CT, and picture archiving and communication systems, or PACS, markets and the impact of the Deficit Reduction Act of 2005.

Revenue decreased for the first quarter of 2009, compared to the same period in 2008, reflecting the markets’ continued weakness. Expenses decreased during the 2009 first quarter, as we experienced lower compensation costs, compared to the same period in 2008, resulting primarily from our 11 % workforce reduction in November 2008. Other cost-control measures also contributed a decrease in all operating expense categories during the 2009 first quarter, compared to the same period in 2008.

•                  Revenue in the 2009 first quarter decreased 15% to $14.8 million, compared to $17.3 million for the first quarter of 2008.

•                  Gross margin was 76%, compared to 77% for the first quarter of 2008.

•                  Loss before income taxes was $(523,000), compared to $(905,000) for the first quarter of 2008.

•                  Net loss was $(251,000), or $(0.02) per diluted share, compared to $(594,000), or $(0.03) per diluted share, for the first quarter of 2008.

Total cash, cash equivalents and marketable securities were $144.9 million as of March 31, 2009, compared to $147.0 million as of December 31, 2008. Working capital (defined as current assets less current liabilities) was $121.3 million as of March 31, 2009, a decrease from $135.4 million as of December 31, 2008. The decrease in cash and working capital during the first three months of 2008 was primarily the result of purchases of noncurrent marketable securities totaling $11.9 million at March 31, 2009 and repurchases of our common stock totaling $3.2 million under our share repurchase programs.

Overview

We are a leading provider of advanced visualization and analysis solutions for use by medical professionals in clinical analysis and therapy planning. We provide software, customer education, software maintenance and support, professional services and, on occasion, third-party hardware to our customers. Our technology rapidly transforms complex data generated by diagnostic imaging equipment into functional digital images that can be manipulated and analyzed using our specialized applications to better understand internal anatomy and pathology. Our solutions are designed to improve the cost, quality and accessibility of health care by improving physician workflow and productivity, enhancing the ability to make clinical decisions, facilitating less invasive patient care, and complementing often significant capital investments in diagnostic imaging equipment made by our customers. Our software is compatible with equipment from all major manufacturers of diagnostic imaging equipment, such as CT scanners, and can be integrated into PACS. Many hospitals use PACS to acquire, distribute and archive medical images and diagnostic reports, reducing the need for film and increasing reliance on advanced visualization solutions such as ours. We also offer a Web-based solution that provides physicians with anywhere, anytime access to medical images and visualization tools through any Internet-enabled computer.

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

Vitrea® software, our flagship software product, is an easy-to-use, intuitive, high-speed volume rendering technology that creates interactive two-dimensional, or 2D, three-dimensional, or 3D, and four-dimensional, or 4D, images from information generated by standard CT scanners. Vitrea is commonly deployed on standalone workstations, as well as on PACS, using standard computer hardware, and provides advanced visualization for radiological, cardiac, oncological and surgical applications. Vitrea renders vibrant, clear color images at high speeds and enables users to interactively navigate within these images to visualize, measure and understand internal structures and disease conditions. We believe our user interfaces are intuitive, and they are specifically configured to assist physicians in optimizing their clinical workflow.

Vitrea Web provides users with everywhere access to Vital Images’ powerful advanced clinical applications via the Web. With Vitrea Web, customers have the same capabilities of a standalone workstation to review, analyze and communicate findings, all from any PC. Vitrea Web enables advanced best of breed clinical applications access throughout the healthcare enterprise.

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

Critical accounting policies and estimates

Our discussion and analysis of financial condition and results of operations are based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. We have adopted various accounting policies to prepare the Condensed Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States of America. The most significant accounting policies are disclosed in Note 2 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2008. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. We continually evaluate our critical accounting policies and estimates. We discuss our critical accounting estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. The adoption of Emerging Issues Task Force (“EITF”) Issue No. 07-1, “Accounting for Collaborative Arrangements” and its application to our collaborative arrangement with Toshiba was the only significant new accounting policy during the first quarter of 2009.

Results of Operations

The following table sets forth information from our Condensed Consolidated Statements of Operations, expressed as a percentage of total revenue.

	For the Three Months Ended March 31,
	2009	2008

Revenue:
License fees	40.5%	54.0%
Maintenance and services	57.9	43.5
Hardware	1.6	2.5
Total revenue	100.0	100.0

Cost of revenue:
License fees	6.5	6.6
Maintenance and services	16.1	14.9
Hardware	1.4	1.1
Total cost of revenue	24.0	22.6

Gross profit	76.0	77.4

Operating expenses:
Sales and marketing	40.3	46.5
Research and development	22.0	24.7
General and administrative	20.1	21.2
Total operating expenses	82.4	92.4

Operating loss	(6.4)	(15.0)

Interest income	2.9	9.8
Loss before income taxes	(3.5)	(5.2)

Income tax benefit	(1.8)	(1.8)

Net loss	(1.7)%	(3.4)%

Revenue

A comparison of revenue by category is as follows (dollars in thousands):

	For the Three Months Ended March 31,
	2009	2008	Change
Revenue:
License fees	$5,994	$9,358	$(3,364)	(36)%
Maintenance and services	8,561	7,534	1,027	14%
Hardware	233	425	(192)	(45)%
Total revenue	$14,788	$17,317	$(2,529)	(15)%

License fee revenue (dollars in thousands)

	For the Three Months Ended March 31,
	2009	2008	Change
License fee revenue:
Vitrea licenses	$1,579	$3,020	$(1,441)	(48)%
Vitrea options and third party software	3,395	5,895	(2,500)	(42)%
ViTAL Enterprise	658	—	658	100%
Other	362	443	(81)	(18)%
Total license fee revenue	$5,994	$9,358	$(3,364)	(36)%

ViTAL Enterprise, introduced in May 2008, enables unlimited enterprise access to the complete ViTAL solution offering, including Vitrea, ViTALConnect and our specialized clinical options. We expect that revenue from sales of ViTAL Enterprise to become a larger portion of our total license revenue, which will cause revenue from sales of individual Vitrea licenses, Vitrea options and third party software to continue to decrease in significance. The decrease in license fee revenue during the three months ended March 31, 2009, compared to the same period in 2008, was driven primarily by continued pressure on hospital capital spending in the U.S., which was partially offset by international growth.

The following table sets forth information on license fee revenue by source (dollars in thousands):

	For the Three Months Ended March 31,

	2009	2008	Change
License fee revenue:
Direct and other distributors	$1,360	$3,197	$(1,837)	(57)%
Toshiba	4,634	6,161	(1,527)	(25)%
Total license fee revenue	$5,994	$9,358	$(3,364)	(36)%

Percent of license fee revenue:
Direct and other distributors	23%	34%
Toshiba	77	66
Total license fee revenue	100%	100%

Maintenance and services revenue (dollars in thousands)

	For the Three Months Ended March 31,
	2009	2008	Change
Maintenance and services revenue:
Maintenance and support	$7,371	$6,117	$1,254	21%
Customer education	955	1,054	(99)	(9)%
Professional services	235	363	(128)	(35)%
Total maintenance and services	$8,561	$7,534	$1,027	14%

The increase in maintenance and support revenue for the three months ended March 31, 2009, compared to the same period in 2008, was due to an increase in the number of customers on maintenance contracts both from new license sales and increased maintenance contract capture rates. The decrease in customer education revenue for the three months ended March 31, 2009, compared to the same period in 2008, was due to the general timing of training sessions and the effect of decreased license sales. Professional services revenue decreased due to the amount and timing of installations and the effect of decreased license sales for the three months ended March 31, 2009, compared to the same period in 2008.

Hardware revenue

Hardware revenue decreased 45% to $233,000 in the first quarter of 2009, compared to $425,000 in the first quarter of 2008. We offer to sell hardware to our customers in conjunction with license sales, and fluctuations are driven by individual customer purchasing preferences. Sales of hardware systems are not core to our strategy and will fluctuate from period to period depending upon the needs and preferences of our customers.

Cost of revenue and gross profit

A comparison of gross profit and gross margin by revenue category is as follows (dollars in thousands):

For the Three Months Ended March 31,

	2009	2008	Change
Gross profit:
License fees	$5,024	$8,205	$(3,181)	(39)%
Maintenance and services	6,184	4,962	1,222	25%
Hardware	24	230	(206)	(90)%
Total gross profit	$11,232	$13,397	$(2,165)	(16)%

Gross margin:
License fees	84%	88%
Maintenance and services	72%	66%
Hardware	10%	54%
Total gross margin	76%	77%

License fee gross margin is affected by changes in average sales prices, product mix, and the mix between direct sales and sales to distribution partners, which tend to carry lower margins. The decrease in license fees gross margin for the three months ended March 31, 2009, compared to the same period in 2008, is due in part to a smaller percentage of each ViTAL Enterprise sale being allocated to license fee revenue than has historically been allocated for sales of Vitrea, without a corresponding decrease in costs. Additionally, license fee margins have been negatively affected by pricing pressuring in a difficult market.

Maintenance and services gross margin increased during the 2009 first quarter, compared to the 2008 first quarter, due in part to a larger percentage of each ViTAL Enterprise sale being allocated to maintenance and services revenue and a lower percentage allocated to license fee revenue, as noted above. In addition, in the first quarter of 2009, we recognized a $552,000 benefit to maintenance and support revenue arising from Toshiba billing adjustments relating to historic periods.

Hardware gross margins decreased for the three months ended March 31, 2009, compared to the same period in 2008, due to variability in pricing during the periods.

Operating expenses

The following is a comparison of operating expenses as a percent of revenue, as well as the percent change in total expense:

	Percent of Revenue for the Three Months Ended March 31,		Percent Change for the Three Months Ended March 31,
	2009	2008	2008 to 2009
Operating expenses:
Sales and marketing	40.3%	46.5%	(26)%
Research and development	22.0	24.7	(24)%
General and administrative	20.1	21.2	(19)%
Total operating expenses	82.4%	92.4%	(24)%

Sales and marketing

Sales and marketing expenses are as follows (dollars in thousands):

	For the Three Months Ended March 31,
	2009	2008	Change
Salaries, benefits and bonuses	$2,596	$3,439	$(843)	(25)%
Overhead and other expenses	818	984	(166)	(17)%
Travel, meals and entertainment	642	826	(184)	(22)%
Trade shows and advertising	590	819	(229)	(28)%
Commissions	496	1,196	(700)	(59)%
Depreciation	471	419	52	12%
Equity-based compensation	342	368	(26)	(7)%
Total	$5,955	$8,051	$(2,096)	(26)%

The decrease in salaries and benefits costs for the three months ended March 31, 2009, compared to the 2008 first quarter, resulted from decreased headcount, primarily from our 11% reduction in workforce in November 2008. The decrease in commissions expense for the three months ended March 31, 2009, compared to the same period in 2008, was due to decreased direct sales. We had 79 and 101 sales and marketing personnel as of March 31, 2009 and 2008, respectively.

We will continue to manage sales and marketing expenses based on market conditions and business opportunities.

Research and development

Research and development expenses are as follows (dollars in thousands):

	For the Three Months Ended March 31,
	2009	2008	Change
Salaries, benefits and bonuses	$2,442	$2,839	$(397)	(14)%
Overhead and other expenses	655	629	26	4%
Depreciation	203	230	(27)	(12)%
Equity-based compensation	195	265	(70)	(26)%
Consulting	9	322	(313)	(97)%
Development reimbursement	(243)	—	(243)	100%
Total	$3,261	$4,285	$(1,024)	(24)%

The decrease in research and development expenses for the three months ended March 31, 2009, compared to the same period in 2008, was primarily due to a decrease in compensation costs and consulting expense as a result of the workforce reduction in November 2008 and other cost-control measures. Additionally, during the 2009 first quarter, we entered into a co-development and collaboration agreement with Toshiba, in which the two companies will enter into a mutual license of intellectual property and will jointly invest to develop and deliver innovative technology advancements for Toshiba’s medical equipment and the our advanced visualization software solutions. During the first quarter of 2009, we recognized a credit of $243,000 to our research and development expenses for reimbursement from Toshiba for development costs we incurred under the co-development agreement. We had 96 and 116 research and development personnel as of March 31, 2009 and 2008, respectively.

We will continue to devote resources to develop applications and solutions to improve the cost, quality and accessibility of health care.

General and administrative

General and administrative expenses are as follows (dollars in thousands):

	For the Three Months Ended March 31,
	2009	2008	Change
Salaries, benefits and bonuses	$1,329	$1,384	$(55)	(4)%
Overhead and other expenses	673	826	(153)	(19)%
Accounting, auditing and legal fees	466	535	(69)	(13)%
Equity-based compensation	375	523	(148)	(28)%
Consulting	126	383	(257)	(67)%
Total	$2,969	$3,651	$(682)	(19)%

The decrease in general and administrative expenses during the three months ended March 31, 2009, compared to the same period in 2008, was due in part to a lower utilization of consultants and reduced headcount resulting from the November 2008 workforce reduction. We had 47 and 54 general and administrative personnel as of March 31, 2009 and 2008, respectively.

We will continue to manage general and administrative expenses relative to changes in revenue.

Interest income

We generated $430,000 of interest income in the first quarter of 2009, compared to $1.7 million in the first quarter of 2008. The decrease for the three months ended March 31, 2009, compared to the same period in 2008, was primarily due to a decline in interest rates.

Income taxes

Our consolidated effective income tax rate was 52.0% and 34.3% for the three months ended March 31, 2009 and 2008, respectively. Our consolidated effective income tax rate was 46.0% for fiscal year 2008. The increase in our effective tax rates for the first quarter of 2009, compared to the first quarter of 2008, was due primarily to the relative impact of research and development credits on pretax results in first quarter of 2009.

We had $14.9 million of deferred tax assets as of March 31, 2009. The ability to realize these deferred tax assets involves estimates of future taxable income, the estimated impact of future tax deductions from the exercise of stock options outstanding as of each balance sheet date, and the expiration dates and amounts of net operating loss carryforwards and other tax credits. If we decrease our estimates of future taxable income or tax deductions from the exercise of stock options, or our stock price increases significantly without an increase in taxable income, causing us to believe that our deferred tax assets may not be utilizable, we may need to establish additional valuation allowances on our deferred tax assets, which would reduce or eliminate our ability to use our deferred tax assets to offset taxes due and could materially impact our financial position and results of operations.

After giving consideration to the above factors, we concluded that the net deferred tax assets of $14.9 million as of March 31, 2009 do not require any additional valuation allowance. We had a valuation allowance of $221,000 as of March 31, 2009 and December 31, 2008 relating to net operating losses and tax credits that expire prior to 2013.  However, if we do not achieve a substantial improvement in pretax results in 2009 over 2008, it is reasonably possible that we may need to establish additional valuation allowances for some or all of our deferred tax assets, which could materially impact the our income tax provision, financial position and results of operations.

Our effective income tax rate may fluctuate significantly from quarter to quarter due to the relative proximity to breakeven of our results before taxes. Due to the utilization of deferred tax assets relating to net operating losses and tax deductions from the exercise of stock options, we do not anticipate paying any significant cash for federal income taxes for the next three to four years. Actual results could accelerate or defer the utilization of our deferred tax assets. Additional information regarding income taxes and deferred tax assets is included in our Annual Report on Form 10-K for the year ended December 31, 2008, under “Deferred taxes” of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical accounting policies and estimates.”

Liquidity and capital resources

The following table sets forth certain relevant measures of our liquidity and capital resources (in thousands):

	March 31, 2009	December 31, 2008
Cash and cash equivalents	$98,044	$109,706
Marketable securities - current	34,941	37,287
Marketable securities - noncurrent	11,934	—
Cash, cash equivalents and marketable securities	$144,919	$146,993

Working capital	$121,255	$135,417

Debt	$—	$—

The decrease in our net cash position as of March 31, 2009, compared to December 31, 2008, is primarily due to $3.2 million of share repurchases in the first quarter of 2009 under our share repurchase programs. During the 2009 first quarter, we completed a $40.0 million share repurchase plan implemented in 2008 and began a new share repurchase program, which authorizes up to an additional 1.0 million shares to be repurchased on the open market, pursuant to the parameters and conditions of a Rule 10b5-1 plan. As of March 31, 2009, 855,000 shares remained to be purchased under the plan.

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

Summary of Cash Flows

A summary of cash flows is as follows (in thousands):

	For the Three Months Ended March 31,
	2009	2008
Cash provided by (used in)
Operating activities	$1,549	$1,089
Investing activities	(10,533)	(4,101)
Financing activities	(2,678)	385
Net change in cash and cash equivalents	$(11,662)	$(2,627)

Operating activities

Net cash provided by operating activities increased $460,000 in the first quarter of 2009, compared to the same period in 2008, due to a $343,000 decrease in net loss, a $53,000 increase in non-cash operating items, and a $64,000 increase due to the timing of other receipts and payments in the ordinary course of business.

Investing activities

We used $10.5 million for cash and investing activities in the first quarter of 2009. Net cash used by investing activities was $4.1 million for the same period in 2008.

We used $721,000 and $1.3 million for purchases of property and equipment in the first quarter of 2009 and 2008, respectively. The purchases for both periods were principally to upgrade computer equipment. Additionally, in 2007, we began the implementation of an enterprise resource planning (“ERP”) system. We continued implementation of the ERP during 2008 and the first quarter of 2009 and expect to continue to incur costs in future periods as we complete subsequent phases of the implementation. We anticipate that we will continue to purchase property and equipment in the normal course of business. The amount and timing of these purchases and the related cash outflows in future periods are difficult to predict and depend on a number of factors, including the hiring of employees and the rate of change of computer hardware.

We used $11.9 million and $20.6 million to purchase investments in marketable securities during the first quarter of 2009 and 2008, respectively. We realized $2.1 million and $16.2 million of proceeds from maturities and sales of marketable securities during the first quarter of 2009 and 2008, respectively. The marketable securities consist of U.S. government obligations, U.S. government agency obligations and corporate commercial obligations.

Financing activities

Cash used by financing activities totaled $2.7 million for the first quarter of 2009, compared to cash provided by financing activities of $385,000 for the first quarter of 2008. The primary use of cash in the 2009 first quarter was for the repurchase of $3.2 million of our common stock under our share repurchase programs. The cash provided by financing activities in the 2008 first quarter resulted primarily from the exercise of stock options granted under our stock plans.

We have never paid or declared any dividends and do not intend to pay dividends in the foreseeable future.

Off-balance-sheet arrangements

We did not have any off-balance sheet arrangements as of March 31, 2009 or December 31, 2008.

Other purchase commitments

We had no significant outstanding purchase orders as of March 31, 2009. We have entered into a number of technology licensing agreements that provide for the payment of royalties when we sell our products; we are not obligated for any minimum payments under such agreements.

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

Recent accounting pronouncements

Information regarding new accounting pronouncements is included in Note 14 to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

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

Factors that may impact forward-looking statements include, among others, our abilities to maintain the technological competitiveness of our current products, develop new products, successfully market our products, respond to competitive developments, develop and maintain partnerships with providers of complementary technologies, identify and close mergers and acquisitions, manage our costs and the challenges that may come with growth of our business, and attract and retain qualified sales, technical and management employees. We are also affected by the growth and regulation of the medical technology industry, including the acceptance of advanced visualization by hospitals, clinics, and universities, product clearances and approvals by the United States Food and Drug Administration and similar regulatory bodies outside the United States, and reimbursement and regulatory practices by Medicare, Medicaid, and private third-party payer organizations. We are also affected by other factors identified in our filings with the Securities and Exchange Commission, some of which are set forth in the section entitled “Item 1A.Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008 (and many of which we have discussed in prior filings). Although we have attempted to list comprehensively these important factors, we also wish to caution investors that other factors may prove to be important in the future in affecting our operating results. New factors emerge from time to time, and it is not possible for us to predict all of these factors, nor can we assess the impact each factor or combination of factors may have on our business.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

For information regarding our exposure to certain market risks, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, which is hereby incorporated herein. There have been no significant changes in the financial instruments or market risk exposures from the amounts and descriptions disclosed therein.

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

Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Changes in internal control over financial reporting

There were no changes in internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.    Legal Proceedings

None.

Item 1A. Risk Factors

The discussion of our business and operations included in this Quarterly Report on Form 10-Q should be read together with the risk factors described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008. They describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties, together with other factors described elsewhere in this report, have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. New risks may emerge at any time, and we cannot predict those risks or estimate the extent to which they may affect financial performance.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

c)              The following table presents information with respect to purchases of Vital Images, Inc. common stock made during the quarter ended March 31, 2009 by us or our “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act.

				Approximate Dollar
			Total Number of	Value (in thousands) or
			Shares Purchased as	Maximum Number of
	Total Number	Average	Part of Publicly	Shares that May Yet Be
	of Shares	Price Paid	Announced Plans or	Purchased Under the
Period	Purchased	per Share	Programs	Plans or Programs
January 1-31, 2009	119,403	$12.01	119,403	$348
February 1-28, 2009	29,884	$11.60	29,884	$—
March 1-31, 2009	145,435	$10.03	145,435	854,565 shares
	294,722	$10.99	294,722	854,565 shares

On May 8, 2008, we announced a share repurchase program of up to $25.0 million of our common stock. On August 7, 2008, we announced additional repurchases of up to $15.0 million of our common stock, allowing for total repurchases of up to $40.0 million of our common stock under the share repurchase program. We completed this share repurchase program on February 6, 2009 through only open market transactions. On March 3, 2009, we announced a new share repurchase program, under which we may repurchase up to 1.0 million shares of our common stock. The new share repurchase program expires on February 28, 2010.

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

VITAL IMAGES, INC.

Date: May 11, 2009	/s/ Peter J. Goepfrich
Peter J. Goepfrich
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)