Form 10-Q
period 2009-06-30
VITAL IMAGES INC
filed 2009-08-10
CIK 912888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

On August 3, 2009, there were 14,238,409 shares of the Registrant’s common stock, par value $.01 per share, outstanding.

Vital Images, Inc.
Form 10-Q
June 30, 2009

Part I. Financial Information

Item 1.    Financial Statements

Vital Images, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)
(Unaudited)

	June 30, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$110,106	$109,706
Marketable securities	14,117	37,287
Accounts receivable, net	11,369	13,047
Deferred income taxes	—	654
Prepaid expenses and other current assets	1,931	2,179
Total current assets	137,523	162,873
Marketable securities	16,879	—
Property and equipment, net	7,251	11,519
Deferred income taxes	—	13,904
Other intangible assets, net	562	808
Goodwill	9,089	9,089
Total assets	$171,304	$198,193

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,364	$3,792
Accrued compensation	2,624	2,936
Accrued royalties	419	1,057
Other current liabilities	2,405	1,947
Deferred revenue	15,847	17,724
Total current liabilities	23,659	27,456
Deferred revenue	1,131	1,164
Deferred rent	676	882
Total liabilities	25,466	29,502

Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred stock: $0.01 par value; 5,000 shares authorized; none issued or outstanding	—	—
Common stock: $0.01 par value; 40,000 shares authorized; 14,259 issued and outstanding as of June 30, 2009; and 14,673 shares issued and outstanding as of December 31, 2008	143	147
Additional paid-in capital	165,805	168,738
Accumulated deficit	(20,252)	(380)
Accumulated other comprehensive income	142	186
Total stockholders’ equity	145,838	168,691
Total liabilities and stockholders’ equity	$171,304	$198,193

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

Vital Images, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008

Revenue:
License fees	$4,565	$7,706	$10,559	$17,064
Maintenance and services	8,371	7,811	16,932	15,345
Hardware	439	190	672	615
Total revenue	13,375	15,707	28,163	33,024

Cost of revenue:
License fees	558	1,011	1,528	2,164
Maintenance and services	2,268	2,479	4,645	5,051
Hardware	424	111	633	306
Total cost of revenue	3,250	3,601	6,806	7,521

Gross profit	10,125	12,106	21,357	25,503

Operating expenses:
Sales and marketing	6,040	8,117	11,995	16,168
Research and development	3,184	4,378	6,445	8,663
General and administrative	2,713	3,330	5,682	6,981
Asset impairment	3,147	—	3,147	—
Total operating expenses	15,084	15,825	27,269	31,812

Operating loss	(4,959)	(3,719)	(5,912)	(6,309)

Interest income	330	1,159	760	2,844
Loss before income taxes	(4,629)	(2,560)	(5,152)	(3,465)
Provision (benefit) for income taxes	14,992	(983)	14,720	(1,294)
Net loss	$(19,621)	$(1,577)	$(19,872)	$(2,171)

Net loss per share – basic and diluted	$(1.37)	$(0.09)	$(1.38)	$(0.13)

Weighted average common shares outstanding - basic and diluted	14,288	16,827	14,402	16,951

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

Vital Images, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(19,872)	$(2,171)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property and equipment	2,545	2,456
Amortization of identified intangibles	246	522
Asset impairment	3,147	—
Provision for doubtful accounts	88	259
Deferred income taxes	14,664	(1,294)
Excess tax benefit from stock transactions	—	(157)
Amortization of discount and accretion of premium on marketable securities	190	(428)
Employee stock-based compensation	1,974	2,542
Amortization of deferred rent	(196)	(186)
Changes in operating assets and liabilities:
Accounts receivable	1,590	1,735
Prepaid expenses and other assets	248	(137)
Accounts payable	(1,207)	111
Accrued expenses and other liabilities	(576)	571
Deferred revenue	(1,910)	801
Net cash provided by operating activities	931	4,624

Cash flows from investing activities:
Purchases of property and equipment	(1,645)	(2,792)
Purchases of marketable securities	(16,774)	(68,427)
Proceeds from maturities of marketable securities	22,725	36,917
Proceeds from sale of marketable securities	—	1,581
Net cash provided by (used in) investing activities	4,306	(32,721)

Cash flows from financing activities:
Repurchases of common stock	(5,757)	(13,309)
Proceeds from sale of common stock under stock plans	920	999
Excess tax benefit from stock transactions	—	157
Net cash used in financing activities	(4,837)	(12,153)

Net increase (decrease) in cash and cash equivalents	400	(40,250)
Cash and cash equivalents, beginning of period	109,706	146,685
Cash and cash equivalents, end of period	$110,106	$106,435

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

Vital Images, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.           Basis of presentation

The accompanying unaudited Condensed Consolidated Financial Statements of Vital Images, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, for a fair statement have been included. Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the year ending December 31, 2009. The December 31, 2008 condensed consolidated balance sheet information was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

The Condensed Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated. The Company views its operations and manages its business as one reportable segment - the development and marketing of software and related services for advanced visualization and analysis solutions for use by medical professionals in clinical analysis and therapy planning. Factors used to identify the Company’s single operating segment include the financial information available for evaluation by the chief operating decision maker in making decisions about how to allocate resources and assess performance. The Company markets its products and services through a direct sales force, resellers and independent distributors in the United States and international markets.

The Company has evaluated subsequent events through the date the financial statements were issued, August 10, 2009.

2.           Significant customers and geographic data

Significant customer revenue (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Toshiba Medical Systems Corporation	$7,549	$7,883	$15,782	$16,666
Percentage of total revenue	56%	50%	56%	50%

As of June 30, 2009 and December 31, 2008, Toshiba Medical Systems Corporation (“Toshiba”) accounted for 52% and 42% of accounts receivable, respectively. As of June 30, 2009 and December 31, 2008, McKesson Information Systems LLC accounted for 10% and 7% of accounts receivable, respectively.

Revenue by geographic area is summarized as follows (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
United States	$8,995	$11,987	$18,679	$25,211
Europe	2,352	1,921	5,015	3,960
Asia and Pacific	795	924	2,143	1,949
Other foreign	1,233	875	2,326	1,904
Total	$13,375	$15,707	$28,163	$33,024
Export revenue as a percent of total revenue	33%	24%	34%	24%

The Company’s export sales are primarily negotiated, invoiced and paid in U.S. dollars, with a portion of sales transactions denominated in foreign currencies.

3.           Research and development

In January 2009, the Company and Toshiba entered into a co-development and collaboration agreement in which the two companies will enter into a mutual license of intellectual property and will jointly invest to develop and deliver innovative technology advancements for Toshiba’s medical equipment and the Company’s advanced visualization software solutions. The Company accounts for the agreement under the provisions of Emerging Issues Task Force (“EITF”) Issue No. 07-1, “Accounting for Collaborative Arrangements” (“EITF 07-1”). The Company’s policy is to recognize payments received under the agreement as an offset to research and development expense in the period in which the related costs are incurred. During the three and six months ended June 30, 2009, the Company received payments of $455,000 and $1,024,000, respectively, and recognized credits of $262,000 and $505,000, respectively, to its research and development expense for reimbursement from Toshiba to offset the development costs the Company incurred during the respective periods under the agreement. The remaining unrecognized balance of $519,000 was included in other current liabilities as of June 30, 2009 and will be recognized as a credit to research and development expense in future periods as the development costs are incurred.

4.           Asset impairment

In 2007, the Company began the implementation of an enterprise resource planning (“ERP”) system. The ERP system was intended to replace numerous disconnected business management software applications and link the data contained within these disconnected systems to enable better management of the Company’s business and derive more useful data for various business functions, such as sales, marketing, finance and customer support.

Phase 1 of the implementation, which related to the replacement of the Company’s general ledger, was completed in 2007. The related capitalized costs are being depreciated over seven years and, as of June 30, 2009, the net book value of Phase 1 was $693,000. Phase 2 of the implementation, which consisted of replacing the Company’s various customer relationship management and order processing systems, has not been implemented to date and was put on hold in 2008 in conjunction with the Company’s cost-control efforts, and the Company has not capitalized any costs relating to Phase 2 since that time. In conjunction with continuing cost-control measures, the Company determined that it would not implement Phase 2 at this time. As a result, the Company recognized an asset impairment charge of $3.1 million related to the Phase 2 implementation.

5.           Equity-based compensation

The following table illustrates how equity-based compensation was allocated to the statements of operations (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Cost of revenue	$81	$88	$161	$164
Sales and marketing	341	364	683	732
Research and development	197	288	392	553
General and administrative	363	570	738	1,093
Total equity-based compensation expense	$982	$1,310	$1,974	$2,542

As of June 30, 2009, approximately $6.6 million of unrecognized compensation expense related to stock options was expected to be recognized over a weighted-average period of 2.9 years. As of June 30, 2009, approximately $428,000 of unrecognized compensation expense related to restricted stock awards was expected to be recognized over a weighted-average period of 2.7 years.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. The Black-Scholes option valuation model requires the development of assumptions that are input into the model. These assumptions include the expected stock volatility, the risk-free interest rate, the option’s expected life and the dividend yield on the underlying stock.

For purposes of calculating the fair value of options under Statement of Financial Accounting Standard (“SFAS”) No. 123(R), “Share-Based Payment,” the weighted-average fair value of options granted was $3.94 and $3.44 for the three and six months ended June 30, 2009 and $5.81 and $5.68 for the three and six months ended June 30, 2008, respectively. The weighted-average fair values for the options were based on the fair values on the dates of grant. The fair values for the options were calculated using the Black-Scholes option-pricing model, with the following weighted-average assumptions and expense adjusted using the following expected forfeiture rate assumptions:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Expected option life	3.26 years	3.75 years	3.67 years	3.75 years
Expected volatility factor	49%	45%	48%	46%
Expected dividend yield	0%	0%	0%	0%
Risk-free interest rate	1.48%	3.00%	1.56%	2.40%
Expected forfeiture rate	2%	2%	2%	1%

The following table summarizes stock option activity for the six months ended June 30, 2009:

Shares Underlying Options

Total outstanding as of December 31, 2008	2,452,859
Options granted	437,420
Options exercised	(96,808)
Options cancelled	(167,982)
Total outstanding as of June 30, 2009	2,625,489

Options granted during the three and six months ended June 30, 2009 primarily consisted of the Company’s annual grant to employees in the first quarter of 2009.

In the first quarter of 2007, the Company granted shares of restricted stock with performance-based vesting to certain employees. No equity-based compensation expense for the awards was recognized for the three and six months ended June 30, 2009, as the Company did not consider achievement of the performance metrics to be probable. The cumulative amount of the expense related to these awards not recognized as of June 30, 2009 but that may be recognized in future periods if performance metrics are met was $177,000.

6.           Per share data

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

For the three and six months ended June 30, 2009 and 2008, common share equivalents are not included in the diluted net loss per share calculations because they were antidilutive. Shares subject to antidilutive stock options and restricted stock awards excluded from net loss per share totaled 2.7 million for the three and six months ended June 30, 2009 and 2.6 million for the three and six months ended June 30, 2008.

7.           Comprehensive income (loss)

Comprehensive income (loss), as defined by SFAS No. 130, “Reporting Comprehensive Income” (“SFAS No. 130”), includes net income (loss) and items defined as other comprehensive income. SFAS No. 130 requires that items defined as other comprehensive income (loss), such as unrealized gains and losses on certain marketable securities, be separately classified in the financial statements. Such items are reported in the consolidated statements of stockholders’ equity as comprehensive income (loss).

The components of comprehensive loss were as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Net loss	$(19,621)	$(1,577)	$(19,872)	$(2,171)
Other comprehensive income (loss):
Net change in unrealized gain or loss on available-for-sale investments, net of tax	42	(88)	(44)	(57)
Comprehensive loss	$(19,579)	$(1,665)	$(19,916)	$(2,228)

8.           Fair value measurements

The following table provides the assets and liabilities carried at fair value measured on a recurring basis in accordance with SFAS No. 157, “Fair Value Measurements,” as of June 30, 2009 (in thousands):

		Fair Value Measurements at June 30, 2009 Using
	Total Carrying Value at June 30, 2009	Quoted price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents:
Money market	$104,853	$104,853	$—	$—

Marketable securities:
Corporate debt	16,982	16,879	103	—
Government debt	14,014	14,014	—	—
Total marketable securities	30,996	30,893	103	—
Total cash equivalents and marketable securities	$135,849	$135,746	$103	$—

Cash equivalents and marketable securities measured at fair value using quoted market prices are classified within Level 1 of the valuation hierarchy.

Marketable securities classified within Level 2 of the valuation hierarchy consist of an asset-backed security. The valuation of this asset-backed security is determined by reviewing quoted market prices for traded lots of the same or similar securities. This security is rated AAA and is current on scheduled pay-downs, with expected full maturity within the next 12 months. The Company did not consider this investment to be other than temporarily impaired as of June 30, 2009.

9.           Other intangible assets

Acquired intangible assets subject to amortization were as follows (in thousands):

	June 30, 2009			December 31, 2008
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Existing software technology	$3,400	$(3,400)	$—	$3,400	$(3,334)	$66
Patents and patent applications	2,500	(1,938)	562	2,500	(1,758)	742
Total intangible assets subject to amortization	$5,900	$(5,338)	$562	$5,900	$(5,092)	$808

Intangible assets subject to amortization are amortized on a straight-line basis over the estimated period of benefit. Amortization expense related to other intangible assets was $90,000 and $261,000 for the three months ended June 30, 2009 and 2008, respectively, and $246,000 and $522,000 for the six months ended June 30, 2009 and 2008, respectively. As of June 30, 2009, fully amortized existing software technology was still in use.

The estimated future amortization expense for identified intangible assets as of June 30, 2009 is as follows (in thousands):

Remainder of 2009	$180
2010	360
2011	22
Total	$562

The preceding expected amortization expense is an estimate. Actual amortization expense may differ from estimates due to any additional intangible asset acquisitions, impairment of intangible assets, accelerated amortization of intangible assets and other events. A patent acquired in the HInnovation, Inc. acquisition having a net book value of $450,000 as of June 30, 2009 is currently under review by the United States Patent and Trademark Office.

10.    Deferred revenue

The components of deferred revenue were as follows:

	June 30, 2009	December 31, 2008
Maintenance and support	$13,352	$13,912
Customer education	2,232	3,034
Professional services	626	788
Software	365	616
Hardware and other	403	538
Total deferred revenue	16,978	18,888
Less current portion	(15,847)	(17,724)
Long-term portion of deferred revenue	$1,131	$1,164

11.    Income taxes

Companies are required to assess whether a valuation allowance should be recorded against their deferred tax assets based on the consideration of all available evidence, using a “more likely than not” realization standard. The four sources of taxable income that must be considered in determining whether deferred tax assets will be realized are: 1) future reversals of existing taxable temporary differences; 2) future taxable income exclusive of reversing temporary differences and carryforwards; 3) taxable income in prior carryback years if carryback is permitted under the tax law; and 4) tax planning strategies.

The Company has evaluated its deferred tax assets each reporting period, including making an assessment of cumulative pretax results in recent years and projections of cumulative pretax results in future periods. As a general guideline, the Company considered the cumulative pretax results from the most recent three years. A significant negative factor in the Company’s assessment at June 30, 2009 was that the Company will transition to a three-year historical cumulative pretax loss during 2009, as highly profitable quarters in 2006 are removed from the cumulative three-year pretax results. In addition, uncertain near-term market and economic conditions reduced the Company’s ability to rely on projections of future taxable income in assessing the realization of the Company’s deferred tax assets. As a result, during the three months ended June 30, 2009, the Company recorded a non-cash charge of $15.0 million to the provision for income taxes to establish a full valuation allowance against its deferred tax assets. If pretax results improve in future periods, the Company may be able to utilize the deferred tax assets to reduce tax payments.

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

13.    Share repurchase programs

During 2008, the Company’s Board of Directors approved a share repurchase program, which authorized open market transactions of up to $40.0 million, including fees and expenses, of the Company’s common stock. The program authorized management to repurchase shares from time to time, depending on market conditions. During the first quarter of 2009, the Company purchased 149,000 shares for $1.8 million under the program. The Company completed the $40.0 million share repurchase program on February 6, 2009, having repurchased an aggregate of 2.9 million shares under the program.

On March 3, 2009, the Company announced an additional share repurchase program, authorizing up to an additional 1.0 million shares to be repurchased on the open market. The Company completed stock repurchases under this program of 236,000 shares for $2.5 million during the three months ended June 30, 2009 and 382,000 shares for $4.0 million during the six months ended June 30, 2009, inclusive of fees and expenses. Subsequent to June 30, 2009 and through August 7, 2009, the Company had purchased 30,000 shares under the program, bringing the total aggregate shares repurchased under this additional share repurchase program to 412,000 shares.

At the time of repurchase, shares are returned to the status of authorized and unissued shares. The Company has accounted for the repurchases as constructively retired and recorded such repurchases as a reduction of common stock and additional paid-in capital.

14.    New accounting pronouncements

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” (“SFAS No. 160”). Under SFAS No. 160, The FASB Accounting Standards Codification (“Codification”) will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of SFAS No. 160, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. In the FASB’s view, the issuance of this Statement and the Codification will not change GAAP, except for those nonpublic nongovernmental entities that must now apply the American Institute of Certified Public Accountants Technical Inquiry Service Section 5100, “Revenue Recognition,” paragraphs 38—76. The Company does not expect that the adoption of SFAS No. 160 will have a material impact on the Company’s consolidated financial statements.

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

Revenue decreased for the second quarter of 2009, compared to the same period in 2008, reflecting the markets’ continued weakness. Sales and marketing, research and development, and general and administrative expenses for the 2009 second quarter decreased as we experienced lower compensation costs, compared to the same period in 2008, resulting primarily from our 11% workforce reduction in November 2008. Other cost-control measures also contributed to decreases in operating expense categories during the 2009 second quarter, compared to the same period in 2008.

•                  Revenue for the 2009 second quarter decreased 15% to $13.4 million, compared to $15.7 million for the second quarter of 2008.

•                  Gross margin was 76%, compared to 77% for the second quarter of 2008.

•                  Loss before income taxes was $(4.6) million, compared to $(2.6) million for the second quarter of 2008.

•                  Net loss was $(19.6) million, or $(1.37) per diluted share, compared to $(1.6) million, or $(0.09) per diluted share, for the second quarter of 2008.

•                  Second quarter non-cash charges of $18.1 million for the second quarter of 2009 consisted of a $15.0 million valuation allowance against our deferred tax assets, and a $3.1 million write-off relating to the unimplemented portion of our enterprise resource planning system as a result of our cost-control efforts.

Revenue decreased for the six months ended June 30, 2009, compared to the same period in 2008, reflecting the markets’ continued weakness. Sales and marketing, research and development, and general and administrative expenses for the six months ended June 30, 2009 decreased as we experienced lower compensation costs, compared to the same period in 2008, resulting primarily from our 11% workforce reduction in November 2008. Other cost-control measures also contributed to decreases in operating expense categories during the six months ended June 30, 2009, compared to the same period in 2008.

•                  Revenue decreased 15% to $28.2 million, compared to $33.0 million for the first six months of 2008.

•                  Gross margin was 76%, compared to 77% for the first six months of 2008.

•                  Loss before income taxes was $(5.2) million, compared to $(3.5) million for the first six months of 2008.

•                  Net loss was $(19.9) million, or $(1.38) per diluted share, compared to $(2.2) million, or $(0.13) per diluted share, for the first six months of 2008.

•                  Non-cash charges totaling $18.1 million for the first six months of 2009 consisted of a $15.0 million valuation allowance against our deferred tax assets and a $3.1 million write-off relating to the unimplemented portion of our enterprise resource planning system as a result of our cost-control efforts.

Total cash, cash equivalents and marketable securities were $141.1 million as of June 30, 2009, compared to $144.9 million as of March 31, 2009 and $147.0 million as of December 31, 2008. Working capital (defined as current assets less current liabilities) was $113.9 million as of June 30, 2009, a decrease from $121.3 million as of March 31, 2009 and $135.4 million as of December 31, 2008. The decrease in cash , cash equivalents and marketable securities during the three and six months ended June 30, 2009 was primarily the result of repurchases of our common stock totaling $2.5 million and $5.8 million, respectively, under our share repurchase programs. The decrease in working capital was also due to purchases of noncurrent marketable securities totaling $4.9 million and $16.8 million, respectively.

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

ViTAL Enterprise, introduced in May 2008, enables unlimited enterprise access to the complete ViTAL solution offering, including Vitrea, Vitrea Web, ViTALConnect and our specialized clinical options. ViTAL Enterprise provides customers with full access to our clinical solutions and comprehensive services, including education, consulting and maintenance. ViTAL Enterprise has the flexibility to scale to the size of the customer’s enterprise by providing access to the complete ViTAL solution based on unlimited users or concurrent users. Additionally, ViTAL Enterprise offers customers the ability to license the solution through capital or subscription pricing, and it is available to our worldwide installed base of existing customers. We anticipate an increasing percentage of license fee revenue will be from sales of ViTAL Enterprise.

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

Vitrea Web provides users with everywhere access to Vital Images’ powerful advanced clinical applications via the Web. With Vitrea Web, customers have the same capabilities of a standalone workstation to review, analyze and communicate findings, all from any PC that has Web access. Vitrea Web enables advanced best of breed clinical applications access throughout the healthcare enterprise.

ViTALConnect® software allows multiple physicians to collaboratively use advanced visualization in their medical practices. It provides radiologists and referring physicians anywhere, anytime access via the Web to interactive 2D, 3D and 4D medical images and the ability to measure, rotate, analyze and segment those images. Our latest release includes features previously available only on multimodality workstations, such as a variety of multi-planar reformat, or MPR, modes, thick slab rendering in MPR, 3D volumetric visualization with simple point of interest navigation, 4D dataset visualization, CT/positron emission tomography, or PET, fusion and advanced analysis tools.

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

Our software solutions are used with medical diagnostic equipment, primarily in clinical analysis and therapy planning. Our software applies proprietary technologies to a variety of data supplied by CT scanners to allow medical clinicians to create 2D, 3D and 4D views of human anatomy and to non-invasively navigate within these images to better visualize and understand internal structures and pathologies. Our main customers are hospitals and clinics, university medical schools and diagnostic imaging companies. We market our products and services to these customers both directly through our own sales force and indirectly through digital imaging equipment manufacturers and PACS companies, which sell our products with other products they either manufacture or acquire from third parties.

Our products work with equipment from all major manufacturers of diagnostic imaging systems, including Toshiba Medical Systems Corporation (“Toshiba”), GE Medical Systems, Siemens Medical Systems, Inc. and Philips Medical Systems. Our products may also be integrated into PACS, such as those marketed by McKesson Corporation and Sectra AB, and run on off-the-shelf third-party computer hardware.

Critical accounting policies and estimates

Our discussion and analysis of financial condition and results of operations are based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. We have adopted various accounting policies to prepare the Condensed Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States of America. The most significant accounting policies are disclosed in Note 2 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2008. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. We continually evaluate our critical accounting policies and estimates. We discuss our critical accounting estimates in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. The adoption of Emerging Issues Task Force (“EITF”) Issue No. 07-1, “Accounting for Collaborative Arrangements” and its application to our collaborative arrangement with Toshiba was the only significant new accounting policy during the six months ended June 30, 2009.

Results of Operations

The following table sets forth information from our Condensed Consolidated Statements of Operations, expressed as a percentage of total revenue.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008

Revenue:
License fees	34.1%	49.1%	37.5%	51.7%
Maintenance and services	62.6	49.7	60.1	46.5
Hardware	3.3	1.2	2.4	1.8
Total revenue	100.0	100.0	100.0	100.0

Cost of revenue:
License fees	4.2	6.4	5.4	6.6
Maintenance and services	16.9	15.8	16.5	15.3
Hardware	3.2	0.7	2.3	0.9
Total cost of revenue	24.3	22.9	24.2	22.8

Gross profit	75.7	77.1	75.8	77.2

Operating expenses:
Sales and marketing	45.2	51.7	42.6	49.0
Research and development	23.8	27.9	22.9	26.2
General and administrative	20.3	21.2	20.1	21.1
Asset impairment	23.5	—	11.2	—
Total operating expenses	112.8	100.8	96.8	96.3

Operating loss	(37.1)	(23.7)	(21.0)	(19.1)

Interest income	2.5	7.4	2.7	8.6
Loss before income taxes	(34.6)	(16.3)	(18.3)	(10.5)

Provision (benefit) for income taxes	112.1	(6.3)	52.3	(3.9)

Net loss	(146.7)%	(10.0)%	(70.6)%	(6.6)%

Revenue

A comparison of revenue by category is as follows (dollars in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2009	2008	Change		2009	2008	Change
Revenue:
License fees	$4,565	$7,706	$(3,141)	(41)%	$10,559	$17,064	$(6,505)	(38)%
Maintenance and services	8,371	7,811	560	7%	16,932	15,345	1,587	10%
Hardware	439	190	249	131%	672	615	57	9%
Total revenue	$13,375	$15,707	$(2,332)	(15)%	$28,163	$33,024	$(4,861)	(15)%

License fee revenue (dollars in thousands)

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2009	2008	Change		2009	2008	Change
License fee revenue:
Vitrea licenses	$1,348	$2,134	$(786)	(37)%	$2,923	$5,154	$(2,231)	(43)%
Vitrea options and third party software	2,650	4,724	(2,074)	(44)%	6,048	10,619	(4,571)	(43)%
ViTAL Enterprise	567	453	114	25%	1,137	453	684	151%
ViTALConnect	—	395	(395)	(100)%	451	838	(387)	(46)%
Total license fee revenue	$4,565	$7,706	$(3,141)	(41)%	$10,559	$17,064	$(6,505)	(38)%

ViTAL Enterprise, introduced in May 2008, enables unlimited enterprise access to the complete ViTAL solution offering, including Vitrea, ViTALConnect and our specialized clinical options. We expect revenue from sales of ViTAL Enterprise will become a larger portion of our total license revenue, which will cause revenue from sales of individual Vitrea licenses, Vitrea options and third party software to continue to decrease in significance. The decrease in license fee revenue during the three and six months ended June 30, 2009, compared to the same periods in 2008, was driven primarily by continued pressure on hospital capital spending in the U.S., which was partially offset by growth in our international license fee revenue, primarily in Europe and Latin America.

The following table sets forth information on license fee revenue by source (dollars in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2009	2008	Change		2009	2008	Change
License fee revenue:
Direct and other distributors	$345	$2,650	$(2,305)	(87)%	$1,705	$5,847	$(4,142)	(71)%
Toshiba	4,220	5,056	(836)	(17)%	8,854	11,217	(2,363)	(21)%
Total license fee revenue	$4,565	$7,706	$(3,141)	(41)%	$10,559	$17,064	$(6,505)	(38)%

Percent of license fee revenue:
Direct and other distributors	8%	34%			16%	34%
Toshiba	92%	66%			84%	66%
Total license fee revenue	100%	100%			100%	100%

Maintenance and services revenue (dollars in thousands)

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2009	2008	Change		2009	2008	Change
Maintenance and services revenue:
Maintenance and support	$7,089	$6,356	$733	12%	$14,460	$12,473	$1,987	16%
Customer education	946	1,201	(255)	(21)%	1,901	2,255	(354)	(16)%
Professional services	336	254	82	32%	571	617	(46)	(7)%
Total maintenance and services	$8,371	$7,811	$560	7%	$16,932	$15,345	$1,587	10%

The increase in maintenance and support revenue for the three and six months ended June 30, 2009, compared to the same periods in 2008, was due to an increase in the number of customers on maintenance contracts both from new license sales and increased maintenance contract capture rates. The decrease in customer education revenue for the three and six months ended June 30, 2009, compared to the same periods in 2008, was due to the general timing of training sessions and the effect of decreased license sales. Professional services revenue increased for the three months ended June 30, 2009, compared to the same period in 2008, due to the timing of services provided.  Professional services revenue decreased for the six months ended June 30, 2009, compared to the same period in 2008, due to the amount and timing of installations and the effect of decreased license sales.

Hardware revenue

Hardware revenue increased 131% to $439,000 during the second quarter of 2009, compared to $190,000 during the second quarter of 2008, and increased 9% to $672,000 during the first six months of 2009, compared to $615,000 for the same period in 2008. We offer to sell hardware to our customers in conjunction with license sales, and fluctuations are driven by individual customer purchasing preferences. Sales of hardware systems are not core to our strategy and will fluctuate from period to period depending upon the needs and preferences of our customers.

Cost of revenue and gross profit

A comparison of gross profit and gross margin by revenue category is as follows (dollars in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2009	2008	Change		2009	2008	Change
Gross profit:
License fees	$4,007	$6,695	$(2,688)	(40)%	$9,031	$14,900	$(5,869)	(39)%
Maintenance and services	6,103	5,332	771	14%	12,287	10,294	1,993	19%
Hardware	15	79	(64)	(81)%	39	309	(270)	(87)%
Total gross profit	$10,125	$12,106	$(1,981)	(16)%	$21,357	$25,503	$(4,146)	(16)%

Gross margin:
License fees	88%	87%			86%	87%
Maintenance and services	73%	68%			73%	67%
Hardware	3%	41%			6%	50%
Total gross margin	76%	77%			76%	77%

License fee gross margins for the three and six months ended June 30, 3009 were consistent with the same periods in 2009. Factors affecting gross margin for the three and six months ended June 30, 2009, compared to the same periods in 2008, included decreased amortization expense and changes in sales mix, which positively impacted gross margin, and increased pricing pressure in a difficult market, which negatively impacted gross margin. For the three and six months ended June 30, 2009, amortization expense included in license fee cost of revenue decreased $171,000 and $276,000, respectively, compared to the same periods in 2008, due to an intangible asset becoming fully amortized.

Maintenance and services gross margins increased for the three and six months ended June 30, 2009, compared to the same periods in 2008, due to increased pricing on ViTAL Enterprise maintenance and services. The increase in gross margin for the six months ended June 30, 2009 was also impacted by a $552,000 benefit to maintenance and support revenue in the first quarter of 2009 arising from Toshiba billing adjustments relating to historic periods.

Hardware gross margins decreased for the three and six months ended June 30, 2009, compared to the same periods in 2008, due to variability in pricing during the periods.

Operating expenses

The following is a comparison of operating expenses as a percent of revenue, as well as the percent change in total expense:

	Percent of Revenue for the Three Months Ended June 30,		Percent Change for the Three Months Ended June 30,	Percent of Revenue for the Six Months Ended June 30,		Percent Change for the Six Months Ended June 30,
	2009	2008	2008 to 2009	2009	2008	2008 to 2009
Operating expenses:
Sales and marketing	45.2%	51.7%	(26)%	42.6%	49.0%	(26)%
Research and development	23.8	27.9	(27)%	22.9	26.2	(26)%
General and administrative	20.3	21.2	(19)%	20.1	21.2	(19)%
Asset impairment	23.5	—	100%	11.2	—	100%
Total operating expenses	112.8%	100.8%	(5)%	96.8%	96.4%	(14)%

Sales and marketing

Sales and marketing expenses are as follows (dollars in thousands):

	For the Three Months Ended June 30,
	2009	2008	Change
Salaries, benefits and bonuses	$2,493	$3,379	$(886)	(26)%
Overhead and other expenses	995	1,282	(287)	(22)%
Travel, meals and entertainment	697	1,015	(318)	(31)%
Trade shows and advertising	640	757	(117)	(15)%
Commissions	432	932	(500)	(54)%
Depreciation	442	388	54	14%
Equity-based compensation	341	364	(23)	(6)%
Total	$6,040	$8,117	$(2,077)	(26)%

	For the Six Months Ended June 30,
	2009	2008	Change
Salaries, benefits and bonuses	$5,089	$6,818	$(1,729)	(25)%
Overhead and other expenses	1,813	2,266	(453)	(20)%
Travel, meals and entertainment	1,339	1,841	(502)	(27)%
Trade shows and advertising	1,230	1,576	(346)	(22)%
Commissions	928	2,128	(1,200)	(56)%
Depreciation	913	807	106	13%
Equity-based compensation	683	732	(49)	(7)%
Total	$11,995	$16,168	$(4,173)	(26)%

The decrease in salaries and benefits costs for the three and six months ended June 30, 2009, compared to the three and six months ended June 30, 2008, resulted from decreased headcount, primarily from our 11% reduction in workforce in November 2008. The decrease in commissions expense for the three and six months ended June 30, 2009, compared to the same periods in 2008, was due to decreased direct sales. The decrease in other expense categories for the three and six months ended June 30, 2009 was primarily due to decreased headcount and other broad-based cost control measures.  We had 82 and 95 sales and marketing personnel as of June 30, 2009 and 2008, respectively.

We will continue to manage sales and marketing expenses based on market conditions and business opportunities.

Research and development

Research and development expenses are as follows (dollars in thousands):

	For the Three Months Ended June 30,
	2009	2008	Change
Salaries, benefits and bonuses	$2,391	$2,801	$(410)	(15)%
Overhead and other expenses	653	737	(84)	(11)%
Depreciation	191	228	(37)	(16)%
Equity-based compensation	197	288	(91)	(32)%
Consulting	14	324	(310)	(96)%
Development reimbursement	(262)	—	(262)	100%
Total	$3,184	$4,378	$(1,194)	(27)%

	For the Six Months Ended June 30,
	2009	2008	Change
Salaries, benefits and bonuses	$4,833	$5,640	$(807)	(14)%
Overhead and other expenses	1,308	1,366	(58)	(4)%
Depreciation	394	458	(64)	(14)%
Equity-based compensation	392	553	(161)	(29)%
Consulting	23	646	(623)	(96)%
Development reimbursement	(505)	—	(505)	100%
Total	$6,445	$8,663	$(2,218)	(26)%

The decrease in research and development expenses for the three and six months ended June 30, 2009, compared to the same periods in 2008, was due to reduced headcount resulting from the November 2008 workforce reduction,  lower utilization of consultants and other cost control measures . Additionally, during the 2009 first quarter, we entered into a co-development and collaboration agreement with Toshiba, in which the two companies will enter into a mutual license of intellectual property and will jointly invest to develop and deliver innovative technology advancements for Toshiba’s medical equipment and our advanced visualization software solutions. During the three and six months ended June 30, 2009, we recognized a credit of $262,000 and $505,000, respectively, to our research and development expenses for reimbursement from Toshiba for development costs we incurred under the co-development agreement. We had 95 and 120 research and development personnel as of June 30, 2009 and 2008, respectively.

We will continue to devote resources to develop applications and solutions to improve the cost, quality and accessibility of health care.

General and administrative

General and administrative expenses are as follows (dollars in thousands):

	For the Three Months Ended June 30,
	2009	2008	Change
Salaries, benefits and bonuses	$1,233	$1,367	$(134)	(10)%
Overhead and other expenses	855	835	20	2%
Accounting, auditing and legal fees	189	237	(48)	(20)%
Equity-based compensation	363	570	(207)	(36)%
Consulting	73	321	(248)	(77)%
Total	$2,713	$3,330	$(617)	(19)%

	For the Six Months Ended June 30,
	2009	2008	Change
Salaries, benefits and bonuses	$2,562	$2,751	$(189)	(7)%
Overhead and other expenses	1,528	1,661	(133)	(8)%
Accounting, auditing and legal fees	655	772	(117)	(15)%
Equity-based compensation	738	1,093	(355)	(32)%
Consulting	199	704	(505)	(72)%
Total	$5,682	$6,981	$(1,299)	(19)%

The decrease in general and administrative expenses during the three and six months ended June 30, 2009, compared to the same periods in 2008, was due in part to a lower utilization of consultants and reduced headcount resulting from the November 2008 workforce reduction. Equity-based compensation decreased for the three and six months ended June 30, 2009, compared to the same periods in 2008, as previously issued equity awards became fully vested and as headcount decreased. We had 49 and 52 general and administrative personnel as of June 30, 2009 and 2008, respectively.

We will continue to manage general and administrative expenses relative to changes in revenue.

Asset impairment

In 2007, we began the implementation of an enterprise resource planning (“ERP”) system. The ERP system was intended to replace numerous disconnected business management software applications and link the data contained within these disconnected systems to enable better management of our business and derive more useful data for various business functions, such as sales, marketing, finance and customer support.

Phase 1 of the implementation, which related to the replacement of our general ledger, was completed in 2007. The related capitalized costs are being depreciated over seven years and, as of June 30, 2009, the net book value of Phase 1 was $693,000. Phase 2 of the implementation, which consisted of replacing our various customer relationship management and order processing systems, has not been implemented to date and was put on hold in 2008 in conjunction with our cost-control efforts, and we have not capitalized any costs relating to Phase 2 since that time. In conjunction with continuing cost-control measures, we determined that we would not implement Phase 2 at this time. As a result, we recognized an asset impairment charge of $3.1 million related to the Phase 2 implementation.

Interest income

We generated $330,000 of interest income in the second quarter of 2009, compared to $1.2 million in the second quarter of 2008, and generated $760,000 of interest income for the first six months of 2009, compared to $2.8 million for the first six months of 2008. The decrease for the three and six months ended June 30, 2009, compared to the same periods in 2008, was primarily due to a decline in interest rates and a decrease in cash, cash equivalents and marketable securities due primarily repurchases of our common stock under our share repurchase programs.

Income taxes

Companies are required to assess whether a valuation allowance should be recorded against their deferred tax assets based on the consideration of all available evidence, using a “more likely than not” realization standard. The four sources of taxable income that must be considered in determining whether deferred tax assets will be realized are: 1) future reversals of existing taxable temporary differences; 2) future taxable income exclusive of reversing temporary differences and carryforwards; 3) taxable income in prior carryback years if carryback is permitted under the tax law; and 4) tax planning strategies.

We have evaluated our deferred tax assets each reporting period, including making an assessment of cumulative pretax results in recent years and projections of cumulative pretax results in future periods. As a general guideline, we considered the cumulative pretax results from the most recent three years. A significant negative factor in our assessment at June 30, 2009 was that we will transition to a three-year historical cumulative pretax loss during 2009, as highly profitable quarters in 2006 are removed from the cumulative three-year pretax results. In addition, uncertain near-term market and economic conditions reduced our ability to rely on projections of future taxable income in assessing the realization of our deferred tax assets. As a result, during the three months ended June 30, 2009, we recorded a non-cash charge of $15.0 million to the provision for income taxes to establish a full valuation allowance against our deferred tax assets, compared to a benefit of $1.0 million for the three months ended June 30, 2008. If pretax results improve in future periods, we may be able to utilize the deferred tax assets to reduce tax payments.

Liquidity and capital resources

The following table sets forth certain relevant measures of our liquidity and capital resources (in thousands):

	June 30, 2009	December 31, 2008
Cash and cash equivalents	$110,106	$109,706
Marketable securities - current	14,117	37,287
Marketable securities - noncurrent	16,879	—
Cash, cash equivalents and marketable securities	$141,102	$146,993
Working capital	$113,864	$135,417
Debt	$—	$—

The decrease in our net cash position as of June 30, 2009, compared to December 31, 2008, is primarily due to $5.8 million of share repurchases in the first six months of 2009 under our share repurchase programs. During the 2009 first quarter, we completed a $40.0 million share repurchase program that commenced in 2008 and began a new share repurchase program, which authorizes up to an additional 1.0 million shares to be repurchased on the open market, pursuant to the parameters and conditions of a Rule 10b5-1 plan. As of June 30, 2009, 618,000 shares remained to be purchased under the program.

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

Summary of Cash Flows

A summary of cash flows is as follows (in thousands):

	For the Six Months Ended June 30,
	2009	2008
Cash provided by (used in):
Operating activities	$931	$4,624
Investing activities	4,306	(32,721)
Financing activities	(4,837)	(12,153)
Net change in cash and cash equivalents	$400	$(40,250)

Operating activities

Net cash provided by operating activities decreased $3.7 million in the first six months of 2009, compared to the same period in 2008, due to a $17.7 million increase in net loss, an $18.9 million increase in non-cash operating items and a $4.9 million decrease due to the timing of other receipts and payments in the ordinary course of business. The increase in non-cash operating items primarily resulted from a $14.6 million decrease in deferred tax assets due primarily to the $15.0 million valuation allowance recorded in the second quarter of 2009 and a $3.1 million asset impairment in the second quarter of 2009.

Investing activities

Cash provided by investing activities was $4.3 million for the first six months of 2009, compared to cash used by investing activities of $32.7 million for the same period in 2008.

We used $16.8 million and $68.4 million to purchase investments in marketable securities during the first six months of 2009 and 2008, respectively. We realized $22.7 million and $38.5 million of proceeds from maturities and sales of marketable securities during the first six months of 2009 and 2008, respectively. The marketable securities consist of U.S. government obligations, U.S. government agency obligations and corporate commercial obligations.

We used $1.6 million and $2.8 million for purchases of property and equipment in the first six months of 2009 and 2008, respectively. Purchases during the six months ended June 30, 2009 were principally to upgrade computer equipment. Purchases during the six months ended June 30, 2008 were principally to upgrade computer equipment and implement our enterprise resource planning system. We anticipate that we will continue to purchase property and equipment in the normal course of business. The amount and timing of these purchases and the related cash outflows in future periods are difficult to predict and depend on a number of factors, including the hiring of employees and the rate of change of computer hardware.

Financing activities

Cash used by financing activities totaled $4.8 million and $12.2 million for the first six months of 2009 and 2008, respectively. The primary use of cash was for the repurchase of $5.8 million and $13.3 million of our common stock under our share repurchase programs in the first six months of 2009 and 2008, respectively.

We have never paid or declared any dividends and do not intend to pay dividends in the foreseeable future.

Off-balance-sheet arrangements

We did not have any off-balance sheet arrangements as of June 30, 2009 or December 31, 2008.

Other purchase commitments

We had no significant outstanding purchase orders as of June 30, 2009. We have entered into a number of technology licensing agreements that provide for the payment of royalties when we sell our products. We are not obligated for any minimum payments under such agreements.

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

Cautionary Statement Regarding Forward-Looking Information

Vital Images desires to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”) and is filing this cautionary statement in connection with the Reform Act. This Quarterly Report on Form 10-Q and any other written or oral statements made by or on our behalf may include forward-looking statements that reflect our current views with respect to future events and future financial performance. Certain statements in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of Section 27(a) of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify these forward-looking statements by our use of the words “believes,” “anticipates,” “forecasts,” “projects,” “could,” “plans,” “expects,” “may,” “will,” “would,” “intends,” “estimates” and similar expressions, whether in the negative or affirmative. We wish to caution you that any forward-looking statements made by us or on our behalf are subject to uncertainties and other factors that could cause such statements to be wrong. We cannot guarantee that we actually will achieve these plans, intentions or expectations. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These statements are only predictions and speak only of our views as of the date the statements were made. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, and/or performance of achievements. Except as required by law,we do not assume any obligation to update or revise any forward-looking statements that we make, whether as a result of new information, future events or otherwise.

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

Item 3.           Quantitative and Qualitative Disclosures about Market Risk

For information regarding our exposure to certain market risks, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, which is hereby incorporated herein. There have been no significant changes in the financial instruments or market risk exposures from the amounts and descriptions disclosed therein.

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

Changes in internal control over financial reporting

There were no changes in internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

c)              The following table presents information with respect to purchases of Vital Images, Inc. common stock made during the quarter ended June 30, 2009 by us or our “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act.

			Total Number of
			Shares Purchased as	Maximum Number of
	Total Number	Average	Part of Publicly	Shares that May Yet Be
	of Shares	Price Paid	Announced Plans or	Purchased Under the
Period	Purchased	per Share	Programs	Plans or Programs
April 1-30, 2009	54,658	$10.67	54,658	799,907
May 1-31, 2009	156,707	$10.49	156,707	643,200
June 1-30, 2009	25,107	$10.91	25,107	618,093
	236,472	$10.58	236,472	618,093

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

Item 3.         Defaults upon Senior Securities

None.

Item 4.         Submission of Matters to a Vote of Security Holders

a)              We held an Annual Meeting of Shareholders on May 14, 2009.

b)             At the Annual Meeting of Shareholders, James B. Hickey, Jr., Michael H. Carrel, Gregory J. Peet, Richard W. Perkins, Douglas M. Pihl, Michael W. Vannier, M.D. and Sven A. Wehrwein, constituting all of the members of our Board, were elected to the Board.

c)              At the Annual Meeting of Shareholders held on May 14, 2009, the following proposals were adopted by the votes indicated:

1.               Elect a Board of Directors to hold offices until the next Annual Meeting of Shareholders and until their successors are elected and qualified.

	Number of Shares Voted
	For	Withheld
James B. Hickey, Jr.	12,752,936	802,390
Michael H. Carrel	13,183,439	371,887
Gregory J. Peet	11,578,736	1,976,590
Richard W. Perkins	12,992,383	562,943
Douglas M. Pihl	9,413,503	4,141,823
Michael W. Vannier, M.D.	13,223,087	332,239
Sven A. Wehrwein	11,622,264	1,933,062

2.               Ratify the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the year ending December 31, 2009.

Number of Shares Voted			Broker Non-votes
For	Against	Abstaining
13,338,784	209,275	7,266	—

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

VITAL IMAGES, INC.

Date: August 10, 2009	/s/ Peter J. Goepfrich
Peter J. Goepfrich
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)