Form 10-Q
period 2009-09-30
VITAL IMAGES INC
filed 2009-11-09
CIK 912888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

On November 2, 2009, there were 14,300,727 shares of the Registrant’s common stock, par value $.01 per share, outstanding.

Vital Images, Inc.
Form 10-Q
September 30, 2009

Page

Part I. Financial Information

Item 1.	Financial Statements

Part I. Financial Information

Item 1.    Financial Statements

Vital Images, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)
(Unaudited)

	September 30,	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$118,311	$109,706
Marketable securities	6,683	37,287
Accounts receivable, net	12,552	13,047
Deferred income taxes	—	654
Prepaid expenses and other current assets	2,134	2,179
Total current assets	139,680	162,873
Marketable securities	15,278	—
Property and equipment, net	6,168	11,519
Deferred income taxes	—	13,904
Other intangible assets, net	472	808
Goodwill	9,089	9,089
Total assets	$170,687	$198,193

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,710	$3,792
Accrued compensation	2,741	2,936
Accrued royalties	621	1,057
Other current liabilities	2,095	1,947
Deferred revenue	14,972	17,724
Total current liabilities	23,139	27,456
Deferred revenue	862	1,164
Deferred rent	572	882
Total liabilities	24,573	29,502

Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred stock: $0.01 par value; 5,000 shares authorized; none issued or outstanding	—	—
Common stock: $0.01 par value; 40,000 shares authorized; 14,291 issued and outstanding as of September 30, 2009; and 14,673 shares issued and outstanding as of December 31, 2008	143	147
Additional paid-in capital	166,806	168,738
Accumulated deficit	(21,002)	(380)
Accumulated other comprehensive income	167	186
Total stockholders’ equity	146,114	168,691
Total liabilities and stockholders’ equity	$170,687	$198,193

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

Vital Images, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Revenue:
License fees	$5,624	$9,114	$16,183	$26,178
Maintenance and services	8,274	8,157	25,206	23,502
Hardware	402	408	1,074	1,023
Total revenue	14,300	17,679	42,463	50,703

Cost of revenue:
License fees	749	1,181	2,277	3,345
Maintenance and services	2,351	2,561	6,996	7,612
Hardware	364	318	997	624
Total cost of revenue	3,464	4,060	10,270	11,581

Gross profit	10,836	13,619	32,193	39,122

Operating expenses:
Sales and marketing	5,200	6,298	16,127	21,207
Research and development	4,245	5,422	12,200	15,738
General and administrative	2,405	3,348	7,645	9,935
Asset impairment (Note 4)	—	—	3,147	—
Total operating expenses	11,850	15,068	39,119	46,880

Operating loss	(1,014)	(1,449)	(6,926)	(7,758)

Interest income	200	1,012	960	3,856
Loss before income taxes	(814)	(437)	(5,966)	(3,902)
Provision (benefit) for income taxes	(64)	(194)	14,656	(1,488)
Net loss	$(750)	$(243)	$(20,622)	$(2,414)

Net loss per share — basic and diluted	$(0.05)	$(0.02)	$(1.44)	$(0.15)

Weighted average common shares outstanding - basic and diluted	14,204	15,711	14,336	16,535

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

Vital Images, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)
(Unaudited)

	For the Nine Months Ended
	September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(20,622)	$(2,414)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property and equipment	3,747	3,679
Amortization of identified intangibles	336	783
Loss on disposal of assets	112	—
Asset impairment (Note 4)	3,147	—
Provision for doubtful accounts	141	391
Deferred income taxes	14,664	(1,488)
Excess tax benefit from stock transactions	—	(317)
Amortization of discount and accretion of premium on marketable securities	241	(538)
Employee stock-based compensation	2,926	3,864
Amortization of deferred rent	(296)	(280)
Changes in operating assets and liabilities:
Accounts receivable	354	1,168
Prepaid expenses and other assets	45	(282)
Accounts payable	(793)	349
Accrued expenses and other liabilities	(596)	584
Deferred revenue	(3,054)	835
Net cash provided by operating activities	352	6,334

Cash flows from investing activities:
Purchases of property and equipment	(1,944)	(3,994)
Purchases of marketable securities	(21,749)	(76,313)
Proceeds from maturities of marketable securities	36,709	48,857
Proceeds from sale of marketable securities	—	1,581
Net cash provided by (used in) investing activities	13,016	(29,869)

Cash flows from financing activities:
Repurchases of common stock	(6,081)	(25,383)
Proceeds from sale of common stock under stock plans	1,318	1,713
Excess tax benefit from stock transactions	—	317
Net cash used in financing activities	(4,763)	(23,353)

Net increase (decrease) in cash and cash equivalents	8,605	(46,888)
Cash and cash equivalents, beginning of period	109,706	146,685
Cash and cash equivalents, end of period	$118,311	$99,797

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

Vital Images, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.           Basis of presentation

The accompanying unaudited Condensed Consolidated Financial Statements of Vital Images, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, for a fair statement have been included. Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the year ending December 31, 2009. The December 31, 2008 condensed consolidated balance sheet information was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

The Company has evaluated subsequent events through the date the financial statements were issued, November 9, 2009.

Certain reclassifications have been made to prior period operating expense amounts in order to conform to the current period presentation. Specifically, expenses related to certain product development related activities were reclassified from general and administrative expense and sales and marketing expense to research and development expense and therefore had no effect on previously reported stockholder’s equity, net loss, or net cash flows.

Operating expenses for the three and nine months ended September 30, 2008 as reported and as reclassified were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2008		September 30, 2008
	As Reported	As Reclassified	As Reported	As Reclassified
Operating expenses:
Sales and marketing	$6,962	$6,298	$23,130	$21,207
Research and development	4,566	5,422	13,229	15,738
General and administrative	3,540	3,348	10,521	9,935
Total operating expenses	$15,068	$15,068	$46,880	$46,880

2.           Significant customers and geographic data

Significant customer revenue (dollars in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Toshiba Medical Systems Corporation	$7,979	$9,789	$23,761	$26,455
Percentage of total revenue	56%	55%	56%	52%

As of September 30, 2009 and December 31, 2008, Toshiba Medical Systems Corporation (“Toshiba”) accounted for 62% and 42% of accounts receivable, respectively. As of September 30, 2009 and December 31, 2008, McKesson Information Solutions LLC accounted for 16% and 7% of accounts receivable, respectively.

Revenue by geographic area is summarized as follows (dollars in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
United States	$9,516	$11,996	$28,195	$37,207
Europe	2,584	3,475	7,599	7,436
Asia and Pacific	1,279	1,213	3,422	3,162
Other foreign	921	995	3,247	2,898
Total	$14,300	$17,679	$42,463	$50,703
Export revenue as a percent of total revenue	33%	32%	34%	27%

The Company’s export sales are primarily negotiated, invoiced and paid in U.S. dollars, with a portion of sales transactions denominated in foreign currencies.

3.           Research and development

In January 2009, the Company and Toshiba entered into a development agreement under which Toshiba provides funding in support of the Company’s research and development efforts, and the parties work collaboratively to develop and deliver innovative technology advancements for Toshiba’s medical equipment and the Company’s advanced visualization software solutions. Software developed under the agreement is owned by the Company, and intellectual property in either party’s possession that may be useful in the development efforts or that is produced during the development activities is subject to cross-licenses. For payments received under the agreement, the Company’s policy is to offset research and development expense in the period in which the related costs are incurred. The agreement does not provide for recourse of payments previously offset against incurred expenses. The Company received payments of $1,024,000 during the nine months ended September 30, 2009, and recognized credits of $263,000 and $768,000 during the three and nine months ended September 30, 2009, respectively, to its research and development expense for reimbursement from Toshiba to offset the development costs the Company incurred during the respective periods under the agreement. The remaining unrecognized balance of $256,000 was included in other current liabilities as of September 30, 2009 and will be recognized as a credit to research and development expense in future periods as the development costs are incurred.

4.           Asset impairment

In 2007, the Company began the implementation of an enterprise resource planning (“ERP”) system. Phase 1 of the implementation, which related to the replacement of the Company’s general ledger, was completed in 2007. The related capitalized costs are being depreciated over seven years and, as of September 30, 2009, the net book value of Phase 1 was $659,000. Phase 2 of the implementation, which consisted of replacing the Company’s various customer relationship management and order processing systems, was put on hold in 2008 in conjunction with the Company’s cost-control efforts, and the Company has not capitalized any costs relating to Phase 2 since that time.

During the three months ended June 30, 2009, the Company determined, in conjunction with continued cost-control measures, that it would not implement Phase 2. As a result, during the three months ended June 30, 2009, the Company recognized an asset impairment charge of $3.1 million related to the costs that had been capitalized for the Phase 2 implementation.

5.           Equity-based compensation

The following table illustrates how equity-based compensation was allocated to the statements of operations (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Cost of revenue	$84	$86	$245	$250
Sales and marketing	316	321	940	976
Research and development	233	332	698	971
General and administrative	319	583	1,043	1,667
Total equity-based compensation expense	$952	$1,322	$2,926	$3,864

As of September 30, 2009, approximately $6.3 million of unrecognized compensation expense related to stock options was expected to be recognized over a weighted-average period of 2.8 years. As of September 30, 2009, approximately $513,000 of unrecognized compensation expense related to restricted stock awards was expected to be recognized over a weighted-average period of 3.0 years.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. The Black-Scholes option valuation model requires the development of assumptions that are input into the model. These assumptions include the expected stock volatility, the risk-free interest rate, the option’s expected life and the dividend yield on the underlying stock.

For purposes of calculating the fair value of options under applicable accounting standards, the weighted-average fair value of options granted was $4.67 and $3.73, respectively, for the three and nine months ended September 30, 2009 and $5.66 and $5.67 for the three and nine months ended September 30, 2008, respectively. The weighted-average fair values for the options were based on the fair values on the dates of grant. The fair values for the options were calculated using the Black-Scholes option-pricing model, with the following weighted-average assumptions and expense adjusted using the following expected forfeiture rate assumptions:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Expected option life	3.75 years	3.75 years	3.69 years	3.75 years
Expected volatility factor	49%	45%	49%	46%
Expected dividend yield	0%	0%	0%	0%
Risk-free interest rate	2.05%	2.88%	1.67%	2.49%
Expected forfeiture rate	2%	2%	2%	1%

The following table summarizes stock option activity for the nine months ended September 30, 2009:

Shares Underlying Options

Total outstanding as of December 31, 2008	2,452,859
Options granted	573,220
Options exercised	(132,808)
Options cancelled	(194,101)
Total outstanding as of September 30, 2009	2,699,170

Options granted during the nine months ended September 30, 2009 primarily consisted of the Company’s annual grant to employees during the three months ended March 31, 2009 and grants to new hires for the nine months ended September 30, 2009.

In the first quarter of 2007, the Company granted shares of restricted stock with performance-based vesting to certain employees. No equity-based compensation expense for the awards was recognized for the three and nine months ended September 30, 2009, as the Company did not consider achievement of the performance metrics to be probable. The cumulative amount of the expense related to these awards not recognized as of September 30, 2009 but that may be recognized in future periods if performance metrics are met was $196,000.

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

For the three and nine months ended September 30, 2009 and 2008, common share equivalents are not included in the diluted net loss per share calculations because they were antidilutive. Shares subject to antidilutive stock options and restricted stock awards excluded from net loss per share totaled 2.8 million for the three and nine months ended September 30, 2009 and 2.6 million for the three and nine months ended September 30, 2008.

7.           Comprehensive income (loss)

Comprehensive income (loss) includes net income (loss) and items defined as other comprehensive income. Accounting standards require that items defined as other comprehensive income (loss), such as unrealized gains and losses on certain marketable securities, be separately classified in the financial statements. Such items are reported in the consolidated statements of stockholders’ equity as comprehensive income (loss).

The components of comprehensive loss were as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net loss	$(750)	$(243)	$(20,622)	$(2,414)
Other comprehensive income (loss):
Net change in unrealized gain or loss on available-for-sale investments, net of tax	25	(48)	(19)	(105)
Comprehensive loss	$(725)	$(291)	$(20,641)	$(2,519)

8.           Fair value measurements

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2009 and December 31, 2008 (in thousands):

		Fair Value Measurements at September 30, 2009 Using
	Total Carrying	Quoted price in	Significant other	Significant
	Value at	active markets	observable inputs	unobservable inputs
	September 30, 2009	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market	$114,678	$114,678	$—	$—
Marketable securities:
Corporate debt	16,971	16,927	44	—
Government debt	4,990	4,990	—	—
Total marketable securities	21,961	21,917	44	—
Total cash equivalents and marketable securities	$136,639	$136,595	$44	$—

		Fair Value Measurements at December 31, 2008 Using
	Total Carrying	Quoted price in	Significant other	Significant
	Value at	active markets	observable inputs	unobservable inputs
	December 31, 2008	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market	$108,102	$108,102	$—	$—
Marketable securities:
Corporate debt	2,255	1,998	257	—
Government debt	35,032	35,032	—	—
Total marketable securities	37,287	37,030	257	—
Total cash equivalents and marketable securities	$145,389	$145,132	$257	$—

Cash equivalents and marketable securities measured at fair value using quoted market prices are classified within Level 1 of the valuation hierarchy.

Marketable securities classified within Level 2 of the valuation hierarchy consist of an asset-backed security. The valuation of this asset-backed security is determined by reviewing quoted market prices for traded lots of the same or similar securities. This security is rated AAA and is current on scheduled pay-downs, with expected full maturity within the next 12 months. The Company did not consider this investment to be other than temporarily impaired as of September 30, 2009.

9.           Other intangible assets

Acquired intangible assets subject to amortization were as follows (in thousands):

	September 30, 2009			December 31, 2008
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Existing software technology	$3,400	$(3,400)	$—	$3,400	$(3,334)	$66
Patents and patent applications	2,500	(2,028)	472	2,500	(1,758)	742
Total intangible assets subject to amortization	$5,900	$(5,428)	$472	$5,900	$(5,092)	$808

Intangible assets subject to amortization are amortized on a straight-line basis over the estimated period of benefit. Amortization expense related to other intangible assets was $90,000 and $261,000 for the three months ended September 30, 2009 and 2008, respectively, and $336,000 and $783,000 for the nine months ended September 30, 2009 and 2008, respectively. As of September 30, 2009, fully amortized existing software technology was still in use.

The estimated future amortization expense for identified intangible assets as of September 30, 2009 is as follows (in thousands):

Remainder of 2009	$90
2010	360
2011	22
Total	$472

The preceding expected amortization expense is an estimate. Actual amortization expense may differ from estimates due to any additional intangible asset acquisitions, impairment of intangible assets, accelerated amortization of intangible assets and other events.

10.    Deferred revenue

The components of deferred revenue were as follows:

	September 30,	December 31,
	2009	2008
Maintenance and support	$12,635	$13,912
Customer education	1,973	3,034
Professional services	587	788
Software	92	616
Hardware and other	547	538
Total deferred revenue	15,834	18,888
Less current portion	(14,972)	(17,724)
Long-term portion of deferred revenue	$862	$1,164

11.    Income taxes

During the three months ended June 30, 2009, the Company established a full valuation allowance against its deferred tax assets. During the three months ended September 30, 2009, the Company recognized a tax benefit of $64,000, which consisted of a one-time $100,000 tax benefit related to the monetization of certain historic research and development tax credits as a result of the Housing and Economic Recovery Act of 2008, offset in part by a $36,000 tax provision relating to foreign operations.

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

The Company is involved in various claims and legal actions in the normal course of business. The outcome of such legal actions, even if unfavorable, will not have a significant adverse effect on the Company’s financial position, results of operations or cash flows.

13.    Share repurchase programs

During 2008, the Company’s Board of Directors approved a share repurchase program, which authorized open market transactions of up to $40.0 million, including fees and expenses, of the Company’s common stock. The program authorized management to repurchase shares from time to time, depending on market conditions. During the first quarter of 2009, the Company purchased 149,287 shares for $1.8 million under the program. The Company completed the $40.0 million share repurchase program on February 6, 2009, having repurchased an aggregate of 2.9 million shares under the program.

On March 3, 2009, the Company announced an additional share repurchase program, authorizing the repurchase of up to an additional 1.0 million shares on the open market. The Company completed stock repurchases under this program of 30,485 shares for $323,000 during the three months ended September 30, 2009 and 412,392 shares for $4.3 million during the nine months ended September 30, 2009, inclusive of fees and expenses.

At the time of repurchase, shares are returned to the status of authorized and unissued shares. The Company has accounted for the repurchases as constructively retired and recorded such repurchases as a reduction of common stock and additional paid-in capital.

14.    New accounting pronouncements

In October 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2009-13, Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force, that provides amendments to the criteria for separating consideration in multiple-deliverable arrangements. The ASU does not apply to arrangements for which industry specific allocation and measurement guidance exists, such as long-term construction contracts and software transactions. ASU No. 2009-13 is effective for the Company beginning January 1, 2011. The Company may elect to adopt the provisions prospectively to new or materially modified arrangements beginning on the effective date or retrospectively for all periods presented. The Company does not expect that the adoption of this standard will have a material impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-14, Certain Revenue Arrangements That Include Software Elements—a consensus of the FASB Emerging Issues Task Force, that reduces the types of transactions that fall within the current scope of software revenue recognition guidance. Existing software revenue recognition guidance requires that its provisions be applied to an entire arrangement when the sale of any products or services containing or utilizing software when the software is considered more than incidental to the product or service. The ASU also provides guidance on how to allocate transaction consideration when an arrangement contains both deliverables within the scope of software revenue guidance (software deliverables) and deliverables not within the scope of that guidance (non-software deliverables). ASU No. 2009-14 is effective for the Company beginning January 1, 2011. The Company may elect to adopt the provisions prospectively to new or materially modified arrangements beginning on the effective date or retrospectively for all periods presented. However, the Company must elect the same transition method for this guidance as that chosen for ASU No. 2009-13. The Company does not expect that the adoption of this standard will have a material impact on the Company’s consolidated financial statements.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive summary

The financial results for Vital Images, Inc. (also referred to as “we”, “us” and “our”) have continued to be affected by the general decline in the U.S. economy, which has resulted in contracted capital spending by U.S. hospitals and lower interest rates on our cash and investments. Additionally, we have been impacted by weakness in the high-end computed tomography, or CT, and picture archiving and communication systems, or PACS, markets.

Revenue decreased for the three months ended September 30, 2009, compared to the same period in 2008, reflecting the markets’ continued weakness. Operating expenses for the 2009 third quarter decreased as well, as we experienced lower compensation costs, compared to the same period in 2008, resulting primarily from our 11% workforce reduction in November 2008 and other cost-control measures.

•                  Revenue for the 2009 third quarter decreased 19% to $14.3 million, compared to $17.7 million for the third quarter of 2008.

•                  Gross margin was 76%, compared to 77% for the third quarter of 2008.

•                  Loss before income taxes was $(814,000), compared to $(437,000) for the third quarter of 2008.

•                  Net loss was $(750,000), or $(0.05) per diluted share, compared to $(243,000) or $(0.02) per diluted share, for the third quarter of 2008.

Revenue decreased for the nine months ended September 30, 2009, compared to the same period in 2008, reflecting the markets’ continued weakness. Sales and marketing, research and development, and general and administrative expenses for the nine months ended September 30, 2009 decreased as we experienced lower compensation costs, compared to the same period in 2008, resulting primarily from our 11% workforce reduction in November 2008 and other cost-control measures.

•                  Revenue decreased 16% to $42.5 million, compared to $50.7 million for the first nine months of 2008.

•                  Gross margin was 76%, compared to 77% for the first nine months of 2008.

•                  Loss before income taxes was $(6.0) million, compared to $(3.9) million for the first nine months of 2008.

•                  Net loss was $(20.6) million, or $(1.44) per diluted share, compared to $(2.4) million, or $(0.15) per diluted share, for the first nine months of 2008.

•                  Non-cash charges totaling $18.1 million for the first nine months of 2009 consisted of a $15.0 million valuation allowance against our deferred tax assets and a $3.1 million write-off relating to the unimplemented portion of our enterprise resource planning system as a result of our cost-control efforts.

Total cash, cash equivalents and marketable securities were $140.3 million as of September 30, 2009, compared to $141.1 million as of June 30, 2009 and $147.0 million as of December 31, 2008. Working capital (defined as current assets less current liabilities) was $116.5 million as of September 30, 2009, an increase from $113.9 million as of June 30, 2009 and a decrease from $135.4 million as of December 31, 2008. The decrease in cash, cash equivalents and marketable securities during the three and nine months ended September 30, 2009 was primarily the result of repurchases of our common stock totaling $323,000 and $6.1 million, respectively, under our share repurchase programs, a decrease in interest earned on our marketable securities, and the timing of payment of accounts receivable, which may fluctuate in any quarter. The decrease in working capital during the nine months ended September 30, 2009 was due primarily to 2009 purchases of marketable securities totaling $15.1 million classified as noncurrent as of September 30, 2009.

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

Critical accounting policies and estimates

Our discussion and analysis of financial condition and results of operations are based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. We have adopted various accounting policies to prepare the Condensed Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States of America. The most significant accounting policies are disclosed in Note 2 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2008. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. We continually evaluate our critical accounting policies and estimates. We discuss our critical accounting estimates in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. We did not have any significant changes in our critical accounting policies or estimates since December 31, 2008.

Results of Operations

The following table sets forth information from our Condensed Consolidated Statements of Operations, expressed as a percentage of total revenue.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008

Revenue:
License fees	39.3%	51.6%	38.1%	51.6%
Maintenance and services	57.9	46.1	59.4	46.4
Hardware	2.8	2.3	2.5	2.0
Total revenue	100.0	100.0	100.0	100.0

Cost of revenue:
License fees	5.2	6.7	5.4	6.6
Maintenance and services	16.4	14.5	16.5	15.0
Hardware	2.5	1.8	2.3	1.2
Total cost of revenue	24.1	23.0	24.2	22.8

Gross profit	75.9	77.0	75.8	77.2

Operating expenses:
Sales and marketing	36.4	35.6	38.0	41.8
Research and development	29.7	30.7	28.7	31.1
General and administrative	16.8	18.9	18.0	19.6
Asset impairment	—	—	7.4	—
Total operating expenses	82.9	85.2	92.1	92.5

Operating loss	(7.0)	(8.2)	(16.3)	(15.3)

Interest income	1.4	5.7	2.2	7.6
Loss before income taxes	(5.6)	(2.5)	(14.1)	(7.7)

Provision (benefit) for income taxes	(0.4)	(1.1)	34.5	(2.9)

Net loss	(5.2)%	(1.4)%	(48.6)%	(4.8)%

Revenue

A comparison of revenue by category is as follows (dollars in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2009	2008	Change		2009	2008	Change
Revenue:
License fees	$5,624	$9,114	$(3,490)	(38)%	$16,183	$26,178	$(9,995)	(38)%
Maintenance and services	8,274	8,157	117	1%	25,206	23,502	1,704	7%
Hardware	402	408	(6)	(1)%	1,074	1,023	51	5%
Total revenue	$14,300	$17,679	$(3,379)	(19)%	$42,463	$50,703	$(8,240)	(16)%

License fee revenue (dollars in thousands)

The following table sets forth information on license fee revenue by source (dollars in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2009	2008	Change		2009	2008	Change
License fee revenue:
Direct and other distributors	$928	$2,296	$(1,368)	(60)%	$2,633	$8,143	$(5,510)	(68)%
Toshiba	4,696	6,818	(2,122)	(31)%	13,550	18,035	(4,485)	(25)%
Total license fee revenue	$5,624	$9,114	$(3,490)	(38)%	$16,183	$26,178	$(9,995)	(38)%

Percent of license fee revenue:
Direct and other distributors	17%	25%			16%	31%
Toshiba	83%	75%			84%	69%
Total license fee revenue	100%	100%			100%	100%

The decrease in license fee revenue during the three and nine months ended September 30, 2009, compared to the same periods in 2008, was driven primarily by continued pressure on hospital capital spending in the U.S.

Maintenance and services revenue (dollars in thousands)

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2009	2008	Change		2009	2008	Change
Maintenance and services revenue:
Maintenance and support	$7,132	$6,741	$391	6%	$21,592	$19,214	$2,378	12%
Customer education	875	1,199	(324)	(27)%	2,776	3,454	(678)	(20)%
Professional services	267	217	50	23%	838	834	4	0%
Total maintenance and services revenue	$8,274	$8,157	$117	1%	$25,206	$23,502	$1,704	7%

The increase in maintenance and support revenue for the three and nine months ended September 30, 2009, compared to the same periods in 2008, was due to an increase in the number of customers on maintenance contracts from new license sales. The decrease in customer education revenue for the three and nine months ended September 30, 2009, compared to the same periods in 2008, was due to the general timing of training sessions and the effect of decreased license sales. Professional services revenue increased for the three and nine months ended September 30, 2009, compared to the same period in 2008, due to the timing of services provided.

The following table sets forth information on maintenance and services revenue by source (dollars in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2009	2008	Change		2009	2008	Change
Maintenance and services revenue:
Direct and other distributors	$5,051	$5,288	$(237)	(4)%	$15,338	$15,218	$120	1%
Toshiba	3,223	2,869	354	12%	9,868	8,284	1,584	19%
Total maintenance and services revenue	$8,274	$8,157	$117	1%	$25,206	$23,502	$1,704	7%

Percent of maintenance and services revenue:
Direct and other distributors	61%	65%			61%	65%
Toshiba	39%	35%			39%	35%
Total maintenance and services revenue	100%	100%			100%	100%

Hardware revenue

Hardware revenue decreased 2% to $402,000 during the third quarter of 2009, compared to $408,000 during the third quarter of 2008, and increased 5% to $1.1 million during the first nine months of 2009, compared to $1.0 million for the same period in 2008. We offer to sell hardware to our customers in conjunction with license sales, and fluctuations are driven by individual customer purchasing preferences. Sales of hardware systems are not core to our strategy and will fluctuate from period to period depending upon the needs and preferences of our customers.

Cost of revenue and gross profit

A comparison of gross profit and gross margin by revenue category is as follows (dollars in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2009	2008	Change		2009	2008	Change
Gross profit:
License fees	$4,875	$7,933	$(3,058)	(39)%	$13,906	$22,833	$(8,927)	(39)%
Maintenance and services	5,923	5,596	327	6%	18,210	15,890	2,320	15%
Hardware	38	90	(52)	(58)%	77	399	(322)	(81)%
Total gross profit	$10,836	$13,619	$(2,783)	(20)%	$32,193	$39,122	$(6,929)	(18)%

Gross margin:
License fees	87%	87%			86%	87%
Maintenance and services	72%	69%			72%	68%
Hardware	9%	22%			7%	39%
Total gross margin	76%	77%			76%	77%

License fee gross margins for the three and nine months ended September 30, 2009 were consistent with the same periods in 2009. Factors affecting gross margin for the three and nine months ended September 30, 2009, compared to the same periods in 2008, included decreased amortization expense, which positively impacted gross margin, and increased pricing pressure in a difficult market, which negatively impacted gross margin. For the three and nine months ended September 30, 2009, amortization expense included in license fee cost of revenue decreased $171,000 and $447,000, respectively, compared to the same periods in 2008, due to an intangible asset becoming fully amortized. Changes in sales mix also positively impacted gross margins for the three months ended September 30, 2009 and negatively impacted gross margin for the nine months ended September 30, 2009.

Maintenance and services gross margins increased for the three and nine months ended September 30, 2009, compared to the same periods in 2008, due to increased pricing on Vitrea Enterprise Suite maintenance and services. The increase in gross margin for the nine months ended September 30, 2009 was also impacted by a $552,000 benefit to maintenance and support revenue in the first quarter of 2009 arising from Toshiba billing adjustments relating to historic periods.

Hardware gross margins decreased for the three and nine months ended September 30, 2009, compared to the same periods in 2008, due to variability in pricing during the periods.

Operating expenses

The following is a comparison of operating expenses as a percent of revenue, as well as the percent change in total expense:

	Percent of Revenue for the Three Months Ended September 30,		Percent Change for the Three Months Ended September 30,	Percent of Revenue for the Nine Months Ended September 30,		Percent Change for the Nine Months Ended September 30,
	2009	2008	2008 to 2009	2009	2008	2008 to 2009
Operating expenses:
Sales and marketing	36.4%	35.6%	(17)%	38.0%	41.8%	(24)%
Research and development	29.7	30.7	(22)%	28.7	31.1	(22)%
General and administrative	16.8	18.9	(28)%	18.0	19.6	(23)%
Asset impairment	—	—	—%	7.4	—	100%
Total operating expenses	82.9%	85.2%	(21)%	92.1%	92.5%	(17)%

Sales and marketing

Sales and marketing expenses were as follows (dollars in thousands):

	For the Three Months Ended September 30,
	2009	2008	Change
Salaries, benefits and bonuses	$2,185	$2,600	$(415)	(16)%
Overhead and other expenses	1,041	887	154	17%
Travel, meals and entertainment	622	833	(211)	(25)%
Trade shows and advertising	259	399	(140)	(35)%
Commissions	379	880	(501)	(57)%
Depreciation	398	378	20	5%
Equity-based compensation	316	321	(5)	(2)%
Total	$5,200	$6,298	$(1,098)	(17)%

	For the Nine Months Ended September 30,
	2009	2008	Change
Salaries, benefits and bonuses	$6,542	$8,554	$(2,012)	(24)%
Overhead and other expenses	2,680	2,940	(260)	(9)%
Travel, meals and entertainment	1,901	2,617	(716)	(27)%
Trade shows and advertising	1,484	1,963	(479)	(24)%
Commissions	1,307	3,005	(1,698)	(57)%
Depreciation	1,273	1,152	121	11%
Equity-based compensation	940	976	(36)	(4)%
Total	$16,127	$21,207	$(5,080)	(24)%

The decrease in salaries and benefits costs for the three and nine months ended September 30, 2009, compared to the three and nine months ended September 30, 2008, resulted from decreased headcount, primarily from our 11% reduction in workforce in November 2008. The decrease in commissions expense for the three and nine months ended September 30, 2009, compared to the same periods in 2008, was due to a decreased amount of direct sales. The decrease in other expense categories for the three and nine months ended September 30, 2009 was primarily due to decreased headcount and other broad-based cost control measures. We had 71 and 81 sales and marketing personnel as of September 30, 2009 and 2008, respectively.

We will continue to manage sales and marketing expenses based on market conditions and business opportunities.

Research and development

Research and development expenses were as follows (dollars in thousands):

	For the Three Months Ended September 30,
	2009	2008	Change
Salaries, benefits and bonuses	$3,065	$3,340	$(275)	(8)%
Overhead and other expenses	911	992	(81)	(8)%
Depreciation	221	262	(41)	(16)%
Equity-based compensation	233	332	(99)	(30)%
Consulting	78	496	(418)	(84)%
Development reimbursement	(263)	—	(263)	100%
Total	$4,245	$5,422	$(1,177)	(22)%

	For the Nine Months Ended September 30,
	2009	2008	Change
Salaries, benefits and bonuses	$8,930	$10,105	$(1,175)	(12)%
Overhead and other expenses	2,536	2,677	(141)	(5)%
Depreciation	686	780	(94)	(12)%
Equity-based compensation	698	971	(273)	(28)%
Consulting	118	1,205	(1,087)	(90)%
Development reimbursement	(768)	—	(768)	100%
Total	$12,200	$15,738	$(3,538)	(22)%

The decrease in research and development expenses for the three and nine months ended September 30, 2009, compared to the same periods in 2008, was due to reduced headcount resulting from the November 2008 workforce reduction, lower utilization of consultants and other cost control measures. Additionally, during the 2009 first quarter, we entered into a development agreement with Toshiba, under which Toshiba provides funding in support of our research and development efforts, and the parties work collaboratively to develop and deliver innovative technology advancements for Toshiba’s medical equipment and our advanced visualization software solutions. During the three and nine months ended September 30, 2009, we recognized a credit of $263,000 and $768,000, respectively, to our research and development expenses for reimbursement from Toshiba for development costs we incurred under the co-development agreement. We had 90 and 136 research and development personnel as of September 30, 2009 and 2008, respectively. The significant decrease in personnel as of September 30, 2009, compared to September 30, 2008, was the result of the 11% reduction in workforce in November 2008 and the termination of 20 employees in our Beijing office in August 2009 in conjunction with our decision to discontinue test and product development activities in Beijing.

We will continue to devote resources to develop applications and solutions to improve the cost, quality and accessibility of health care.

General and administrative

General and administrative expenses were as follows (dollars in thousands):

	For the Three Months Ended September 30,
	2009	2008	Change
Salaries, benefits and bonuses	$1,071	$1,022	$49	5%
Overhead and other expenses	587	927	(340)	(37)%
Accounting, auditing and legal fees	368	396	(28)	(7)%
Equity-based compensation	319	583	(264)	(45)%
Consulting	60	420	(360)	(86)%
Total	$2,405	$3,348	$(943)	(28)%

	For the Nine Months Ended September 30,
	2009	2008	Change
Salaries, benefits and bonuses	$3,333	$3,512	$(179)	(5)%
Overhead and other expenses	1,844	2,490	(646)	(26)%
Accounting, auditing and legal fees	1,173	1,167	6	1%
Equity-based compensation	1,043	1,667	(624)	(37)%
Consulting	252	1,099	(847)	(77)%
Total	$7,645	$9,935	$(2,290)	(23)%

The decrease in general and administrative expenses during the three and nine months ended September 30, 2009, compared to the same periods in 2008, was due in part to a lower utilization of consultants and reduced headcount resulting from the November 2008 workforce reduction. Equity-based compensation decreased for the three and nine months ended September 30, 2009, compared to the same periods in 2008, as previously issued equity awards became fully vested and as headcount decreased. We had 40 and 48 general and administrative personnel as of September 30, 2009 and 2008, respectively.

We will continue to manage general and administrative expenses relative to changes in the business.

Asset impairment

In 2007, we began the implementation of an enterprise resource planning (“ERP”) system. Phase 1 of the implementation, which related to the replacement of our general ledger, was completed in 2007. The related capitalized costs are being depreciated over seven years and, as of September 30, 2009, the net book value of Phase 1 was $659,000. Phase 2 of the implementation, which consisted of replacing our various customer relationship management and order processing systems, was put on hold in 2008 in conjunction with our cost-control efforts, and we have not capitalized any costs relating to Phase 2 since that time. During the three months ended June 30, 2009, we determined, in conjunction with continued cost-control measures, that we would not implement Phase 2. As a result, during the three months ended June 30, 2009, we recognized an asset impairment charge of $3.1 million related to the Phase 2 implementation.

Interest income

We generated $200,000 of interest income in the third quarter of 2009, compared to $1.0 million in the third quarter of 2008, and generated $960,000 of interest income for the first nine months of 2009, compared to $3.9 million for the first nine months of 2008. The decrease for the three and nine months ended September 30, 2009, compared to the same periods in 2008, was primarily due to a decline in interest rates and a decrease in cash, cash equivalents and marketable securities due primarily to repurchases of our common stock under our share repurchase programs.

Income taxes

During the three months ended June 30, 2009, we established a full valuation allowance against our deferred tax assets. During the three months ended September 30, 2009, we recognized a tax benefit of $64,000, which consisted of a one-time $100,000 tax benefit related to the monetization of certain historic research and development tax credits as a result of the Housing and Economic Recovery Act of 2008, offset in part by a $36,000 tax provision relating to foreign operations.

Liquidity and capital resources

The following table sets forth certain relevant measures of our liquidity and capital resources (in thousands):

	September 30, 2009	December 31, 2008
Cash and cash equivalents	$118,311	$109,706
Marketable securities - current	6,683	37,287
Marketable securities - noncurrent	15,278	—
Cash, cash equivalents and marketable securities	$140,272	$146,993

Working capital	$116,542	$135,417

Debt	$—	$—

The decrease in our cash, cash equivalents and marketable securities as of September 30, 2009, compared to December 31, 2008, is primarily due to $6.1 million of share repurchases in the first nine months of 2009 under our share repurchase programs. During the 2009 first quarter, we completed a $40.0 million share repurchase program that commenced in 2008 and began a new share repurchase program, which authorizes up to an additional 1.0 million shares to be repurchased on the open market, pursuant to the parameters and conditions of a Rule 10b5-1 plan. As of September 30, 2009, up to 588,000 shares remained to be purchased under the program.

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

Summary of Cash Flows

A summary of cash flows is as follows (in thousands):

	For the Nine Months Ended September 30,
	2009	2008
Cash provided by (used in):
Operating activities	$352	$6,334
Investing activities	13,016	(29,869)
Financing activities	(4,763)	(23,353)
Net change in cash and cash equivalents	$8,605	$(46,888)

Operating activities

Net cash provided by operating activities decreased $6.0 million in the first nine months of 2009, compared to the same period in 2008, due to an $18.2 million increase in net loss and a $6.7 million decrease from changes in operating assets and liabilities, offset by an $18.9 million increase in non-cash operating items. The $6.7 million decrease in net cash from changes in operating assets and liabilities was primarily due to a $3.9 million decrease in deferred revenue resulting from decreased sales for the third quarter of 2009, compared to the third quarter of 2008, and a $2.3 million decrease in accounts payable, accrued expenses and other current liabilities resulting from decreased operating expenses in the third quarter of 2009, compared to the third quarter of 2008, and the timing of payments in the ordinary course of business. The increase in non-cash operating items primarily resulted from a $14.6 million decrease in deferred tax assets due primarily to a $15.0 million valuation allowance recorded in the second quarter of 2009 and a $3.1 million asset impairment in the second quarter of 2009.

Investing activities

Cash provided by investing activities was $13.0 million for the first nine months of 2009, compared to cash used by investing activities of $29.9 million for the same period in 2008.

We used $21.7 million and $76.3 million to purchase investments in marketable securities during the first nine months of 2009 and 2008, respectively. We realized $36.7 million and $48.9 million of proceeds from maturities and sales of marketable securities during the first nine months of 2009 and 2008, respectively. The marketable securities consist of U.S. government obligations, U.S. government agency obligations and corporate commercial obligations.

We used $1.9 million and $4.0 million for purchases of property and equipment in the first nine months of 2009 and 2008, respectively. Purchases during the nine months ended September 30, 2009 were principally to upgrade computer equipment. Purchases during the nine months ended September 30, 2008 were principally to upgrade computer equipment and implement our enterprise resource planning system. We anticipate that we will continue to purchase property and equipment in the normal course of business. The amount and timing of these purchases and the related cash outflows in future periods are difficult to predict and depend on a number of factors, including the hiring of employees and the rate of change of computer hardware.

Financing activities

Cash used by financing activities totaled $4.8 million and $23.4 million for the first nine months of 2009 and 2008, respectively. The primary use of cash was for the repurchase of $6.1 million and $25.4 million of our common stock under our share repurchase programs in the first nine months of 2009 and 2008, respectively.

We have never paid or declared any dividends and do not intend to pay dividends in the foreseeable future.

Off-balance-sheet arrangements

We did not have any off-balance sheet arrangements as of September 30, 2009 or December 31, 2008.

Other purchase commitments

We had no significant outstanding purchase orders as of September 30, 2009. We have entered into a number of technology licensing agreements that provide for the payment of royalties when we sell our products. We are not obligated for any minimum payments under such agreements.

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

Cautionary Statement Regarding Forward-Looking Information

Vital Images desires to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”) and is filing this cautionary statement in connection with the Reform Act. This Quarterly Report on Form 10-Q and any other written or oral statements made by or on our behalf may include forward-looking statements that reflect our current views with respect to future events and future financial performance. Certain statements in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of Section 27(a) of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify these forward-looking statements by our use of the words “believes,” “anticipates,” “forecasts,” “projects,” “could,” “plans,” “expects,” “may,” “will,” “would,” “intends,” “estimates” and similar expressions, whether in the negative or affirmative. We wish to caution you that any forward-looking statements made by us or on our behalf are subject to uncertainties and other factors that could cause such statements to be wrong. We cannot guarantee that we actually will achieve these plans, intentions or expectations. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These statements are only predictions and speak only of our views as of the date the statements were made. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, and/or performance of achievements. Except as required by law, we do not assume any obligation to update or revise any forward-looking statements that we make, whether as a result of new information, future events or otherwise.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

For information regarding our exposure to certain market risks, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, which is hereby incorporated herein. There have been no material changes in the financial instruments or market risk exposures from the amounts and descriptions disclosed therein.

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

Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-

15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Changes in internal control over financial reporting

There were no changes in internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

c)              The following table presents information with respect to purchases of Vital Images, Inc. common stock made during the quarter ended September 30, 2009 by us or our “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act.

			Total Number of
			Shares Purchased as	Maximum Number of
	Total Number	Average	Part of Publicly	Shares that May Yet Be
	of Shares	Price Paid	Announced Plans or	Purchased Under the
Period	Purchased	per Share	Programs	Plans or Programs
July 1-31, 2009	30,485	$10.56	30,485	587,608
August 1-31, 2009	—	$—	—	587,608
September 1-30, 2009	—	$—	—	587,608
	30,485	$10.56	30,485	587,608

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

VITAL IMAGES, INC.

Date: November 9, 2009	/s/ Peter J. Goepfrich
Peter J. Goepfrich
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)