Form 10-K
period 2009-12-31
VITAL IMAGES INC
filed 2010-03-16
CIK 912888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

As of June 30, 2009, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $161,839,241. The common stock is the registrant’s only class of voting stock.

The number of shares outstanding of the issuer’s class of common stock as of March 9, 2010 was 14,425,889 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant’s definitive Proxy Statement in connection with the Annual Meeting of Stockholders to be held May 11, 2010 (“2010 Proxy Statement”) are incorporated by reference into Part III of this Form 10-K, as indicated in Items 10 through 14 of Part III.

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

Our corporate website address is www.vitalimages.com. To access our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, other reports and documents filed with or furnished to the United States Securities and Exchange Commission (the “SEC”) and amendments to these reports free of charge, go to the “Investors” section of our website, then to the “Financial Information” category, and then to the “SEC Filings” subcategory, where we make such filings available as soon as reasonably practicable after they are filed with or furnished to the SEC. The “Corporate Governance” category of the Investors section of our website also contains free copies of the Charters for the Audit Committee, Compensation Committee, and Governance Committee of our Board of Directors, as well as our Code of Business Conduct and Ethics, which is our written code of ethics under Section 406 of the Sarbanes-Oxley Act of 2002. Each of the above referenced documents can also be obtained free of charge (other than a reasonable charge for copying exhibits to our reports on Forms 10-K, 10-Q or 8-K) in print by any shareowner who requests them from our investor relations department. The investor relations department’s email address is investorrelations@vitalimages.com and its mail address is: Investor Relations, Vital Images, Inc., 5850 Opus Parkway, Suite 300, Minnetonka, MN 55343. Information available on our website is not incorporated by reference into this Annual Report on Form 10-K.

You may also obtain copies of our SEC filings on the SEC’s website at www.sec.gov or at the SEC’s Public Reference Room at 100 F Street N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Products and Services

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

Our products initially were used by radiologists on dedicated workstations to interpret data generated by scanning equipment. Our main product for this type of use was and remains Vitrea®. Over time, other medical specialists, primarily cardiologists, began to use advanced visualization software on dedicated workstations. As additional types of specialists began desiring access to the benefits provided by advanced visualization tools, we began to integrate our products onto workstations connected to PACS and to offer a server-based advanced visualization solution called ViTALConnect®.

In 2008, we further expanded access to our advanced visualization products throughout the entirety of the hospital enterprise with our introduction, at that time, of Vital Enterprise.  Our enterprise offerings expand the relevance of our advanced visualization options products beyond the radiology department to referring physicians and surgical specialists, particularly in the areas of cardiology, cardiovascular, oncology, neurology and gastroenterology. Our current enterprise offering is called Vitrea Enterprise Suite, which combines all of our proprietary advanced visualization tools into one offering, and may include our proprietary back-end data management software, Vital Image Management System. Vitrea Enterprise Suite can be used by every medical professional that practices with our customer’s enterprise. Both our enterprise and workstation products also serve as an integration platform for applications offered by our visualization technology partners.

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

In addition to software products and installation services, we provide maintenance and support services, as well as certain other services, such as professional consulting services and customer education. We offer maintenance and support services for our software solutions pursuant to which we provide error correction, software enhancements, updates and upgrades, telephone support and other general support services. We provide customer education services for our customers, both in connection with their acquisition of our software and as independent purchases. We conduct customer education programs for our software at our headquarters in Minnetonka, Minnesota, at customers’ locations and at various designated locations through the United States.

We have also signed reseller distribution agreements that allow us to distribute products from certain third parties. These third-party products include MeVis Medical Solutions Inc.’s ImageChecker® CT software applications for the detection of lung nodules; Mirada Solutions Ltd.’s Fusion 7D™ software application for the anatomical alignment of two different image data sets from two different types of diagnostic equipment, such as combining images from CT and PET scanners; Merge Healthcare Incorporated’s CADstream™ breast MRI software; and Medis Inc.’s QMass® MR software.

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

Our marketing partners include Toshiba, which markets our software to its customers through its subsidiaries and distributors worldwide. Our agreement with Toshiba commenced in 2001, and it has been extended multiple times, most recently through December 31, 2013. The Marketing and Distribution Agreement, which was entered into by Toshiba and us on November 21, 2008, is a typical reseller or distributor agreement, under which Toshiba resells our imaging products in connection with its sales of its own scanner equipment. Under the Marketing and Distribution Agreement, Toshiba markets and resells our products to its customers. Our sales team may provide assistance to Toshiba in its sales efforts, in a similar manner to how our sales team provides assistance to our other resellers, and we provide back-up technical support for problems that Toshiba cannot resolve. The Marketing and Distribution Agreement ensures a minimum amount of purchases from us by Toshiba. Because purchases by Toshiba have exceeded their commitments, these minimum purchase obligations have not been triggered to date, nor do we have reason to expect these provisions to be triggered in the future. Sales through Toshiba are a material portion of our revenues, comprising approximately 54% of our 2009 revenues, 52% of our 2008 revenues and 47% of our 2007 revenues.

We also have marketing and reseller agreements with several other companies, such as McKesson, Sectra and Cerner Corp., under which these companies may resell our products to their customers as add-on components to their products.

Geographic Information

Our export sales and long-lived assets by significant geographic areas are presented in Note 10 of the Consolidated Financial Statements in our 2009 Annual Report on Form 10-K, listed in Item 15(a)(1) of the Form 10-K.

Research and Development

Our research and development activities are focused on the development of new products and on improvements to existing products. Research and development expense was $16.3 million, $20.3 million and $18.5 million for the years ended December 31, 2009, 2008 and 2007, respectively.

In addition to our Marketing and Distribution Agreement with Toshiba, noted above, we also have entered into a Technology Development Agreement, which became effective on January 8, 2009 and calls for development of software or clinical applications by us under Product Development Plans, as such term is defined in the Technology Development Agreement. Each Product Development Plan is separately entered into between Toshiba and us and discusses the key features of the project, including the product to be developed, development milestones, and the amount and timing of funding to be provided by Toshiba for the development effort. Upon completion of the project, we can sell the product that is developed both through Toshiba and, after a 180-day exclusivity period, through our direct sales force, although the exclusivity period may be waived for certain projects. We dedicate a specific number of our personnel exclusively to each project that is funded by Toshiba. The Technology Development Agreement currently will terminate six months following the end of all active Product Development Plans, although it may renew upon written agreement by Toshiba and us. If at any time no projects are ongoing during the term of the Technology Development Agreement, Toshiba will continue to provide funding to us at the rates set forth in the Agreement for up to six months for any of our personnel who are assigned to and actively engaged on projects related to errors reported in any project software that was previously released. In addition, Toshiba will also continue to provide funding for the dedicated project personnel for up to six months during the term, if no project is ongoing, or for up to six months after the term, to assist us to cover reallocation and/or termination costs. Funding received by us under the Technology Development Agreement is accounted for as an offset to research and development expense. We recognized a credit to research and development expenses of $1.1 million under the Technology Development Agreement in 2009.

Competition

The advanced visualization market is highly competitive, subject to rapid change and is significantly affected by new product introductions and other market activities of industry participants. Our products compete based on a multitude of factors, including quality, performance, functionality, clinical features, quality of support and service, reputation, brand and price. Our primary competitors are diagnostic imaging system suppliers, which are typically large, multinational companies with far greater financial and technical resources. They also have well-established sales and distribution networks for their products. These companies, including GE, Siemens, and Philips, develop and market medical imaging systems, such as CT and MR equipment, which may be purchased with integrated medical imaging capabilities. Our software works on the products offered by each of these companies. To win business against equipment manufacturers, we must convince customers to buy our solution separately from their purchase of imaging equipment instead of buying integrated systems from our competitors or we must persuade them that introducing our enterprise product throughout their hospitals will provide them with unique benefits not provided by our competitors.

We also face competition from PACS vendors and other suppliers of medical imaging systems and software. PACS companies sometimes provide medical imaging capability in addition to their image archiving and networking products. Some of the diagnostic equipment manufacturers, including GE and Philips, also offer PACS that comprise a large share of the PACS market. Vendors of hospital, clinical and radiology information systems have also diversified into the PACS and medical imaging product lines, either through internal development or business development and partnership channels. These companies, which may be large or small, attempt to offer an integrated system covering a full range of administrative, clinical and radiology information management capabilities to healthcare providers. Other suppliers of medical imaging systems and software, such as TeraRecon, Inc., compete on the basis of volume rendering or other visualization technologies, specific applications or market niches. We are seeing additional competitors enter our market, but have yet to see these competitors attain a meaningful share of the market.

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

We are also subject to regulation in foreign countries in which we sell our products. Many of the regulations applicable to our products in such countries are similar to those of the FDA, but the regulations in several countries, particularly in Asia, may be more particular than those of the FDA, and significantly greater time and resources may be required to obtain approval in those countries. Our ability to successfully market and sell our products in foreign markets depends in large part on our ability to comply with such foreign regulatory requirements. Our products have been Conformité Europeene (“CE”) marked, indicating conformance with applicable sections of the Medical Device Directive 93/42/EEC, as amended by 2007/47/EC, which allows the products to be marketed in the member countries of the European Communities.

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

Employees

As of December 31, 2009, we had 246 full-time employees, with 87 involved in research and development, 70 in sales and marketing, 51 in technical support functions and 38 in administrative functions. We believe our relationship with our employees is good.

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

Our current market success depends on our ability to successfully market advanced visualization software for clinical use, and on the ability and willingness of physicians to use enterprise-wide advanced visualization medical imaging software in clinical analysis and therapy planning. Our enterprise-wide advanced visualization software products are alternatives to the conventional methods traditionally used for viewing medical images in the clinical setting. Often, a purchase by a customer of our products means that it has chosen not to utilize software that was provided in connection with the customer’s purchase of a scanner, which means that the customer may pay additional amounts to obtain our products.  The acceptance of our products by physicians and other clinicians will depend on our ability to educate those users as to the speed, ease-of-use and other benefits offered by our products and systems, as well as our timely introduction of new features and functions. There can be no assurance that users will prefer advanced visualization and analysis software solutions over less expensive 2D medical imaging software or that we will succeed in our efforts to further develop, commercialize and achieve market acceptance for our products or for any other product in the clinical setting.  If our single line of products does not continue to gain market acceptance, our financial results will be adversely affected.

A substantial portion of our revenue is derived from sales of our software in connection with customer purchases of computer tomography, or CT, scanners, and any decline in the purchase of CT scanners or any difficulty we have in growing sales separately from sales of CT scanners could have a material adverse effect on our results of operations and financial condition.

Our business historically was tied to sales of our advanced visualization products on a workstation basis, which were typically purchased concurrently with a customer’s purchase of CT imaging equipment. The market for CT imaging equipment was down significantly in 2009 and is not expected to recover to its past levels within the foreseeable future.  In order to improve the marketability of our products separately from sales of CT imaging equipment, during 2008, we evolved our products and business model into sales throughout a customer’s enterprise. We have sold our enterprise-wide advanced visualization products through our direct sales channel since then and began to grow sales of it through our reseller channel during 2009.  However, there can be no assurance that sales of our enterprise-wide advanced visualization product through our reseller channel will not remain dependent upon the CT sales cycle, or that such products will be sold by our resellers at the same level as they previously sold our advanced visualization products on a workstation.

We presently depend on Toshiba for a significant portion of our total revenues. A reduction in the business from Toshiba could adversely affect our revenues and could seriously harm our business.

One of our principal distribution channels is to sell our medical imaging software in connection with medical imaging equipment sold by Toshiba. Sales to Toshiba accounted for 54% of our total revenue for the year ended December 31, 2009, 52% of our total revenue for the year ended December 31, 2008 and 47% of our total revenue for the year ended December 31, 2007. Toshiba’s accounts receivable represented 36% of our accounts receivable at December 31, 2009 and 42% at December 31, 2008. Except for our agreement with Toshiba, we have no significant purchase commitments from any of our customers or business partners, and we generally make sales pursuant to individual transactions. Our joint distribution agreement with Toshiba commenced in 2001 and has been extended multiple times, most recently through December 31, 2013. However, Toshiba does have the ability to conduct in-house development of advanced visualization capabilities for all Toshiba modalities which could lead to a reduction in Toshiba’s need for our products in the future. A reduction, delay, or cancellation of orders from Toshiba, or our inability to collect accounts receivable from Toshiba, likely would have a material adverse effect on our financial condition and operating results.

We operate in a single industry and are therefore dependent upon payer reimbursement rates and market demand for advanced visualization products and services. If reimbursement rates decline or if our market does not grow as we expect, our business, results of operations and financial condition will be adversely affected.

State and federal governmental agencies and private payers are putting pressure on reimbursement rates for advanced visualization examinations, which can negatively affect demand for our products. Many of the major hospitals and medical research centers within the United States have already purchased scanners, PACS and advanced visualization technologies, causing future sales to be upgrades or replacements instead of new installations, potentially lengthening the sales cycles as customers feel less urgency to purchase and implement new systems.

Given the uncertainties associated with the developing stage of many of the geographic and medical specialty markets that we believe represent growth opportunities, there can be no assurance that they will develop in the manner we anticipate or that they will not require a level of investment greater than we expect. Additionally, some of our customers finance their acquisitions through third-party lenders.  With the unpredictability of credit availability in the lending market, some customers who would otherwise purchase our products may not be able to obtain sufficient financing and therefore will not complete their purchases.  Accordingly, there can be no assurance that the advanced visualization industry will provide growth opportunities for us and our software products or that our business strategies will be successful as the industry continues to evolve. Ultimately, if the advanced visualization industry fails to develop as we expect, our business, results of operations and financial condition will be materially and adversely affected.

Most of our products are used with CT scanning equipment, and are therefore dependent upon the amount of use of CT equipment. If usage of CT equipment is reduced, our business, results of operations and financial condition will be adversely affected.

Most of our products are used with CT scanning equipment, which uses ionizing radiation to generate images of the body.  Recently, media and regulatory concern has been directed at the dosage of radiation that may be given to a patient undergoing a CT scan.  The optimal radiation dose is “no more or less than what is necessary to produce a high-quality image,” according to a recent FDA white paper.  If the current concern results in a reduction in market demand for CT scans, it is likely that the demand for our products could also be reduced.  Unless we are successful in developing significant usage for our products other than in connection with CT image data, if the CT equipment manufacturers are unable to develop scanners that produce meaningful data at lower doses of radiation or we are unable to develop software that provides useful images based on the lower dosage levels, our financial results could be adversely affected.  Further, recent healthcare regulatory reform seeks to increase the percentage of time of utilization for each scanner that is used in the United States.  Utilization reform, while increasing usage of existing scanners, could reduce demand for future scanner purchases, and reduced demand for scanner purchases could materially and adversely affect our business, results of operations and financial condition.

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

In addition to having a competitive advantage in marketing advanced visualization tools as an integrated part of their imaging products, many of our competitors have significantly greater capital and staffing resources for research and development, more recognizable brand names, and more well-established marketing and distribution networks. Although price has been less significant than other factors, increasing competition may result in price reductions and reduced gross margins. Additionally, we face competition from other entities, such as PACS vendors and developers of competitive or ancillary software packages. The advanced visualization market is characterized by rapid innovation and technological change. For example, as scanners become faster and generate increasingly more slices, our software must maintain its capability to handle the increased data volumes generated by such scanners. We may devote time and resources to develop products that do not obtain market acceptance or for which the market is much smaller than we expected when we planned the products. Products developed by our competitors may render our products obsolete or non-competitive. Similarly, our competitors may succeed in developing or marketing products that are viewed as providing superior clinical performance, enterprise access and performance, or are less expensive than our current or future products.

As a result, we may not be able to compete effectively with such manufacturers or competing entities on each or any particular factor, including price, features and service.

As our products are accessed by additional medical professionals throughout an enterprise, the satisfaction of our customers may decrease.

Historically, our products were used by radiologists who received education on the use of imaging products in medical school and continuing education programs and to whom we provided training in connection with their purchases. For radiologists, use of medical imaging products is a relatively routine activity. As our products are used by additional medical professionals throughout an enterprise, they will be used by persons with less training and familiarity with imaging technologies.  Occasional and less-trained users of imaging technology may find use of our products to be more difficult than do radiologists, which could increase our time and expenses supporting these users, thus negatively affecting our gross margins for support services. Further, these users may realize less satisfaction than do our historical customers, negatively affecting the adoption of our products elsewhere in the enterprise. Finally, occasional and less-trained users are more likely to use our products incorrectly. Although our products are intended to be secondary analytical devices, their incorrect use could result in errors by medical professionals in their treatment of patients, lowering their satisfaction with our products and potentially exposing us to legal and regulatory liability, which could affect our results of operations and ability to market our products.

We may make future acquisitions, which may be difficult to integrate, divert management resources, result in unanticipated costs or dilute our shareholders.

Part of our continuing business strategy is to evaluate possible acquisitions of, or investments in, companies, products or technologies that complement our current products, enhance our market coverage or technical capabilities, or offer growth opportunities. Future acquisitions could pose numerous risks to our operations, including:

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

During the years ended December 31, 2009, 2008 and 2007, 34%, 29% and 19% of our total revenues, respectively, were attributable to international sales. Toshiba has been the primary source of our international sales. We are also developing direct international sales and marketing efforts. By doing business in international markets, we are exposed to risks separate and distinct from those we face in our domestic operations. Our international business may be adversely affected by changing economic conditions in foreign countries. Because most of our sales are currently denominated in U.S. dollars, if the value of the U.S. dollar increases relative to foreign currencies, our products could become more costly to the international consumer and therefore less competitive in international markets, which could adversely affect our profitability. Furthermore, the percentage of sales denominated in non-U.S. currencies may increase in the future, in which case fluctuations in exchange rates could affect demand for our products.

Most of our business in markets outside the United States is provided through third parties with whom we have marketing agreements. There can be no assurance that these third parties will wish to continue our relationships on an indefinite basis or under the same terms as the business is currently conducted. Further, although we have developed direct relationships with customers in markets outside the United States, we may not be successful in doing so at a sufficient level. The loss of or adverse changes in our relationships with our third-party business partners, and our failure to establish sufficient direct relationships with customers outside the United States, would have a material adverse impact on our business, financial condition and results of operations.

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

Our exposure to each of these risks may lower our revenues, increase our costs, lengthen our sales cycle and require significant management attention. We cannot assure you that one or more of these factors will not harm our business.

If our internal control over financial reporting is found to be inadequate, our financial results may not be accurate, raising concerns for investors and potentially adversely affecting our stock price.

Under Section 404 of the Sarbanes-Oxley Act of 2002, we are required to evaluate and determine the effectiveness of our internal controls over financial reporting. We have dedicated a significant amount of time and resources to ensure compliance with this legislation in recent years and will continue to do so for future periods. We may encounter problems or delays in completing the evaluation, the implementation of improvements, and the receipt of a positive attestation, or any attestation at all, from our independent registered public accounting firm. In addition, our assessment of our internal controls may identify deficiencies that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for investors as to the accuracy of our reported financial results and adversely affect our stock price.

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

We are subject to government regulation of our products, which can result in additional costs or restrict our ability to market our products.

Our products are subject to regulation by the FDA and by comparable agencies in foreign countries. In the United States, the FDA regulates the development, introduction, manufacturing, labeling and record keeping procedures for medical devices, including medical imaging software and systems. Our medical devices require clearance or approval by the FDA before they can be commercially distributed in the United States. Modifications and enhancements to a medical device also require a new FDA clearance or approval if they could significantly affect its safety or effectiveness or would constitute a major change in its intended use, design or manufacture. The FDA requires every manufacturer to make this determination in the first instance, but the FDA may review any manufacturer’s decision and may require a new clearance or approval for the modification if it disagrees with the manufacturer’s decision. If the FDA requires us to seek clearance or approval for the modification of a previously cleared product for which we have concluded that new clearances or approvals are unnecessary, we may be required to cease marketing or to recall the modified product until we obtain clearance or approval, and we may be subject to significant regulatory fines or penalties, which could have a material adverse effect on our financial results and competitive position. The process of obtaining marketing clearance from the FDA for new products and new applications for existing products can be time-consuming and expensive. All of our current products are marketed pursuant to 510(k) pre-market clearance from the FDA. Our products have been cleared to be marketed for use with CT, MR and PET scanners. The FDA may not grant clearance with respect to our future products or enhancements, or future FDA review may involve delays that could adversely affect our ability to market such future products or enhancements. In addition, the FDA, which is currently under political pressure regarding a handful of products that it cleared over the past few years, including some products that are used for medical imaging, is reviewing the process by which it grants clearance to products.  Several of the potential changes could make the process to obtain regulatory clearance more difficult, lengthy and expensive.  A more difficult and expensive regulatory clearance process, in addition to potentially causing us to defer or choose not to conduct promising areas of research and development, would by itself slow the time by which products for patient care reach market and could materially and adversely affect our business and results of operations.  Further, these changes could affect our products as well as the scanning equipment that produce the data from which our products produce images.  If the process becomes more difficult and expensive, medical device manufacturers, including scanning and imaging companies, could increase prices to compensate for the additional risks and costs.  Increased prices could further reduce demand for our products, which would materially and adversely affect our business, results of operations and financial condition.

Even if we obtain regulatory clearances and approvals to market a product from the FDA, these approvals may entail limitations on the indicated uses of the product. Product clearances and approvals by the FDA can also be withdrawn due to failure to comply with regulatory standards or the occurrence of unforeseen problems following initial approval. The FDA could also limit or prevent the distribution of our products and has the power to require the recall of such products. FDA regulations depend heavily on administrative interpretation, and future interpretations made by the FDA or other regulatory bodies may adversely affect us. The FDA may inspect our facilities and operations to determine whether we are in compliance with various regulations relating to specification, development, documentation, validation, testing, quality control and product labeling. If the FDA determines that we are in violation of such regulations, it could impose civil penalties, including fines, recall or seize products and, in extreme cases, impose criminal sanctions.  If we determine that our facilities, operations or products are not in compliance with FDA requirements, we may voluntarily suspend our operations or recall products.

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

The HIPAA regulations require our customers to observe several requirements for the privacy and security of the protected health information (PHI) of their patients. Although the products and services we provide may technically not be covered under the HIPAA regulations, we may have access to PHI while working with our customers and our customers therefore routinely request that we sign “business associate” agreements with them. A “business associate” is a person or entity that performs certain functions or activities that involve the use or disclosure of protected health information on behalf of, or that provides services to, a covered entity. By law, the HIPAA Privacy Rule applies only to covered entities—health plans, healthcare clearinghouses, and certain healthcare providers. However, most healthcare providers do not carry out all of their healthcare activities and functions by themselves. Instead, they often use the services of a variety of other persons or businesses. The HIPAA Privacy Rule allows covered providers and health plans to disclose protected health information to these “business associates” if the providers or plans obtain satisfactory assurances that the business associate will use the information only for the purposes for which it was engaged by the covered entity, will safeguard the information from misuse, and will help the covered entity comply with some of the covered entity’s duties under the HIPAA Privacy Rule. Covered entities may disclose protected health information to an entity in its role as a business associate only to help the covered entity carry out its healthcare functions—not for the business associate’s independent use or purposes, except as needed for the proper management and administration of the business associate. These agreements are necessary for us in the normal course of servicing and supporting our products and may require us to incur liabilities if we disclose protected health information in a manner not allowed under any respective agreement. Our potential liabilities may include indemnifying our customer against any damages resulting from the disclosure. If we are not willing to or are unable to enter into a business associate agreement with current and potential customers, such customers may not purchase our products or services or discontinue previously-purchased services, which would have a material adverse effect on our business, financial condition, or results of operations.

We are subject to various federal and state “fraud and abuse” laws, and if we are unable to fully comply with such laws, we could face substantial penalties, which may adversely affect our business.

We are subject to various federal and state laws pertaining to health care fraud and abuse, including HIPAA and the following:

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

Our business exposes us to the risk of product liability claims that is inherent in the manufacturing and marketing of medical devices, including those which may arise from the misuse or malfunction of, or design flaws in, our products. We may be subject to product liability claims if our products cause, or merely appear to have caused, an injury. Claims may be made by patients, healthcare providers or others selling our products. Our product liability and errors and omissions insurance is subject to deductibles and coverage limitations. Our current product liability insurance may not continue to be available to us on acceptable terms, if at all, and, if available, the coverages may not be adequate to protect us against any future product liability claims. Further, if additional products are approved for marketing, we may seek additional insurance coverage. If we are unable to obtain insurance at an acceptable cost or on acceptable terms with adequate coverages or otherwise protect against potential product liability claims, we will be exposed to significant liabilities, which may harm our business. A product liability claim, recall or other claim with respect to uninsured liabilities or for amounts in excess of insured liabilities could result in significant costs and damage to our reputation and future results, any of which would cause significant harm to our business.

If we fail to attract and retain qualified personnel, our business would be harmed.

Recruiting and retaining talented personnel is critical to our success. There is intense competition from other companies, research and academic institutions, government entities and other organizations for qualified personnel in the areas of our activities. We are located in Minnesota, but compete with companies nationally for employees, particularly those with unique skill sets, and not all potential employees view moving to Minnesota favorably.  Further, the pace of change in our industry is rapid, and to keep pace we need to ensure that our existing employees continually upgrade their knowledge and skills.  If we fail to identify, attract, retain and motivate these highly skilled personnel, we may be unable to continue our marketing and development activities and may experience interruptions or delays in the execution of our overall business strategy.

We depend on third-party reimbursement. A reduction or other change in reimbursement from third parties could negatively affect our business.

Our products are purchased by hospitals, clinics, imaging centers and other users, which bill various third-party payers, such as government health programs, private health insurance plans, managed care organizations and other similar programs, for the healthcare goods and services provided to their patients. There are currently Current Procedural Terminology, or CPT, reimbursement codes that describe most of the diagnostic procedures that use our products. However, the amount of reimbursement from third-party payers varies by site of service and geographic location and is subject to change. Payers may deny reimbursement if they determine that a product used in a procedure was not used in accordance with established payer protocol regarding cost-effective treatment methods or was used for an unapproved indication. Third-party payers are increasingly challenging the prices charged for medical services and, in some instances, have put pressure on service providers to lower their prices or reduce their services. We are unable to predict what changes will be made in the reimbursement methods used by third-party healthcare payers. Third-party payers may not consider as cost effective the procedures in which our products are used. Reimbursement for such procedures may not be available or, if available, payers’ low reimbursement levels may adversely affect our ability to sell our products on a profitable basis. In addition, there have been and may continue to be changes and proposals by legislators, regulators and third-party payers to curb further these costs in the future. For example, the Deficit Reduction Act of 2005, or the DRA, which was signed into law on February 8, 2006, imposed caps on Medicare payment rates for certain imaging services, including MR and PET, furnished in physicians’ offices and other non-hospital based settings. Under the caps, payments for specified imaging services cannot exceed the hospital outpatient payment rates for these services. Enactment of the DRA appeared to significantly affect one segment of our customer base, the standalone imaging center, and also appeared to reduce demand for imaging products among other segments of our customer base.  A failure by hospitals and other users of our products to obtain reimbursement from third-party payers, changes in third-party payers’ policies toward reimbursement for procedures using our products, or legislative action could have a material adverse effect on our business, financial condition and results of operations.

Healthcare reform may negatively impact our business.

The levels of revenue and profitability of medical technology companies may be affected by the efforts of government and third-party payers to contain or reduce the costs of healthcare through various means. In the United States, there has been, and we expect that there will continue to be, a number of federal, state and private proposals to control healthcare costs. These proposals include legislative, regulatory and other initiatives and may contain measures intended to control public and private spending on healthcare as well as to provide universal public access to the healthcare system. If enacted, these proposals may result in a substantial restructuring of the healthcare delivery system. For example, the Congressional Budget Office has issued a report suggesting that radiology benefit managers could require pre-authorization, which could decrease the demand for imaging services. Further, proposals during 2009 included a tax that would be assessed against medical device companies.  If such a tax is enacted at rates discussed at various times, the amount we would owe could be a significant portion of our cash flows from operations.  Significant changes in the nation’s healthcare system could have a substantial impact on the manner in which we conduct business and could have a material adverse effect on our business, financial condition and results of operations.

Consolidation in the healthcare industry could lead to demands for price concessions or limit or eliminate our ability to sell to certain of our significant market segments.

The cost of healthcare has risen significantly over the past decade, and numerous initiatives and reforms initiated by legislators, regulators and third-party payers to curb these costs have resulted in a consolidation trend in the medical device industry, as well as among our customers, including healthcare providers. This consolidation has resulted in greater pricing pressures and limitations on our ability to sell to important market segments, as group purchasing organizations, independent delivery networks and large single accounts, such as the Veterans Administration in the United States, continue to consolidate purchasing decisions for some of our healthcare provider customers. We expect that market demand, government regulation, third-party reimbursement policies and societal pressures will continue to change the worldwide healthcare industry, resulting in further business consolidations and alliances which may exert further downward pressure on the prices of our products and adversely impact our business, financial condition and results of operations.

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

Failure of the global economy to recover from the recent downturn, or an extended delay in this recovery, may adversely impact our ability to improve our financial results and grow our business.

We have been affected by the general decline in the global economy, which resulted in contracted capital spending by hospitals and lower interest rates on our cash and investments. Disruptions in the financial markets and the related economic downturn also negatively impacted customer purchasing and payment patterns.  Failure of the global economy to recover from this prolonged downturn, or an extended delay in this recovery, may have a material adverse effect on our financial condition and results of operations.

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

We have never paid any cash dividends and this practice is expected to continue which means appreciation in our stock price will be our shareholders’ only opportunity to achieve a return on their investment in our common stock.

We have not paid cash dividends on our common stock in the past, and we do not intend to do so in the foreseeable future. Consequently, appreciation in the market price of our common stock and the ability to sell shares at a profit represents our shareholders’ only opportunity to achieve a return on their investment.

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

Item 4.           Reserved

Part II

Item 5.                               Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Vital Images, Inc.’s common stock is quoted on The NASDAQ Global Select Market under the symbol “VTAL.” The table below reflects the high and low per share sale prices of our common stock as reported by The NASDAQ Global Select Market for each of the periods indicated. Such prices reflect inter-dealer prices, do not include adjustments for retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions.

	High	Low
2009
Fourth Quarter	$13.18	$11.35
Third Quarter	$13.75	$10.19
Second Quarter	$12.25	$9.64
First Quarter	$14.29	$8.54

2008
Fourth Quarter	$15.24	$10.23
Third Quarter	$16.95	$11.86
Second Quarter	$17.13	$12.43
First Quarter	$18.72	$13.89

We have never paid or declared any cash dividends on our common stock and do not intend to pay dividends on our common stock in the foreseeable future. We expect to retain our future anticipated earnings to finance development and expansion of our business. As of February 28, 2010, there were approximately 5,900 beneficial owners and approximately 500 registered holders of record of our common stock.

On May 8, 2008, we announced a share repurchase program of up to $25.0 million of our common stock. On August 7, 2008, we announced additional repurchases of up to $15.0 million of our common stock. On March 3, 2009, we announced additional repurchases of up to 1.0 million shares of our common stock. As of December 31, 2009, we had purchased 3.3 million shares of our common stock for $44.3 million through only open market transactions. The active share repurchase program expires on March 1, 2011.

The following table presents information with respect to purchases of our common stock made during the quarter ended December 31, 2009 by us or our “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1-31, 2009	—	N/A	—	587,608
November 1-30, 2009	—	N/A	—	587,608
December 1-31, 2009	—	N/A	—	587,608
	—	N/A	—	587,608

Performance Graph

Since April 24, 2007, our common stock has been quoted on The NASDAQ Global Select Market. From June 9, 2003 through April 23, 2007, our stock was quoted on The NASDAQ Global Market. From September 29, 2000 through June 6, 2003, our common stock was quoted on The NASDAQ SmallCap Market (now known as The NASDAQ Capital Market). The following graph shows changes during the period from December 31, 2004 to

December 31, 2009 in the value of $100 invested in: (1) Vital Images, Inc.’s common stock; (2) the Total Return Index for The NASDAQ Composite; and (3) NASDAQ Non-Financial Stocks. The values of each investment as of the dates indicated are based on share prices plus any dividends paid in cash, with the dividends reinvested on the date they were paid. The calculations exclude trading commissions and taxes.

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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Vital Images, Inc., The NASDAQ Composite Index

And The NASDAQ Non-Financial Index

*$100 invested on 12/31/04 in stock or index, including reinvestment of dividends.

Fiscal year ending December 31.

	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
Vital Images, Inc.	$100.00	$156.12	$207.76	$107.88	$83.04	$75.76
NASDAQ Composite	$100.00	$101.33	$114.01	$123.71	$73.11	$105.61
NASDAQ Non-Financial	$100.00	$100.95	$111.39	$120.56	$70.46	$105.88

Item 6.           Selected Financial Data (in thousands, except per share data)

	2009 (1)		2008 (1)	2007 (1)		2006 (1)	2005 (1)
Years ended December 31:
Revenue	$58,230		$68,141	$70,176		$70,512	$51,717
Gross profit	44,025		52,268	54,587		56,302	40,157

Operating expenses	52,036	(2)	62,093 (4)	61,755	(5)	49,371	32,592	(6)
Operating (loss) income	(8,011)		(9,825)	(7,168)		6,931	7,565

Net (loss) income	$(21,252	)(3)	$(2,800)	$1,367		$6,583	$5,801

Net (loss) income per share-basic	$(1.48)		$(0.17)	$0.08		$0.49	$0.47

Weighted average common shares	14,315		16,155	16,972		13,463	12,379

Net income per share-diluted	$(1.48)		$(0.17)	$0.08		$0.46	$0.44

Weighted average common shares	14,315		16,155	17,457		14,259	13,283

At December 31:
Working capital	$121,034		$135,417	$173,905		$162,202	$45,604
Total assets	$172,062		$198,193	$230,996		$219,730	$91,151
Long-term debt	$—		$—	$—		$—	$—
Total stockholders’ equity	$146,722		$168,691	$202,216		$190,902	$68,789

(1)         Includes equity-based compensation of $3,867, $5,007, $5,987, $5,063 and $335 for the fiscal years 2009, 2008, 2007, 2006 and 2005, respectively.

(2)         Includes a $3,147 asset impairment charge related to the implementation of the Company’s enterprise resource planning system in the second quarter of 2009.

(3)         Includes a $14,964 non-cash charge to the provision for income taxes to establish a full valuation allowance against the Company’s deferred tax assets in the second quarter of 2009.

(4)         Includes a $660 restructuring charge related to a reduction in workforce of approximately 11% in November 2008.

(5)         Includes an $885 charge related to the separation of Jay D. Miller, our former Chief Executive Officer, in the fourth quarter of 2007.

(6)         Includes a loss on operating lease of $493 related to the relocation of our corporate headquarters in the first quarter of 2005.

Item 7.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive summary

The financial results for Vital Images, Inc. (also referred to as “we”, “us” and “our”) have continued to be affected by the general decline in the U.S. economy, which has resulted in contracted capital spending by U.S. hospitals and lower interest rates on our cash and investments. Additionally, we have been impacted by weakness in the high-end computed tomography, or CT, and picture archiving and communication systems, or PACS, markets. We mitigated these negative factors through significant cost-control measures, while continuing to make strategic investments. Vital Images, Inc. summary 2009 results were as follows:

•                  Total revenue of $58.2 million, compared to $68.1 million for 2008 and $70.2 million for 2007.

•                  Gross margin of 75.6%, compared to 76.7% for 2008 and 77.8% for 2007.

•                  Operating expenses of $52.0 million, compared to $62.1 million for 2008 and $61.8 million for 2007.

•                  Operating loss of $8.0 million, compared to $9.8 million for 2008 and $7.2 million for 2007.

•                  Interest income of $1.1 million, compared to $4.6 million for 2008 and $8.9 million for 2007. A decline in interest rates resulted in a 0.8% return on investment in 2009, compared to 2.9% and 5.1% return on investments in 2008 and 2007, respectively.

•                  Net loss of $21.3 million, or $(1.48) loss per diluted share, compared to net loss of $2.8 million, or $(0.17) loss per diluted share, for 2008 and net income of $1.4 million, or $0.08 per diluted share, for 2007. The net loss for 2009 included $18.1 million of non-cash charges representing $(1.27) per diluted share.

Total cash, cash equivalents and marketable securities were $142.2 million as of December 31, 2009, compared to $147.0 million as of December 31, 2008. Working capital (defined as current assets less current liabilities) was $121.0 million as of December 31, 2009, compared to $135.4 million as of December 31, 2008. The decrease in cash, cash equivalents and marketable securities during 2009 was primarily the result of repurchases of our common stock totaling $6.1 million under share repurchase programs authorized by our Board of Directors in 2008 and 2009. The decrease in working capital during 2009 was primarily the result of purchases of noncurrent marketable securities, the balance of which increased $12.2 million during 2009.

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

Allowance for doubtful accounts

We maintain an allowance for doubtful accounts in an amount estimated to be sufficient to provide adequate protection against losses resulting from extending credit to our customers. In judging the adequacy of the allowance for doubtful accounts, we consider multiple factors, including historical bad debt experience, the general economic environment, the need for specific client reserves and the aging of our outstanding receivables. A portion of this provision is included in operating expenses as a general and administrative expense and a portion of this provision is included as a reduction of license revenue. A considerable amount of judgment is required in assessing these factors. If the factors utilized in determining the allowance do not reflect future performance, then a change in the allowance for doubtful accounts would be necessary in the period such determination has been made, which would impact future results of operations. As of December 31, 2009, the allowance for doubtful accounts was $736,000 for gross accounts receivable of $12.9 million.

Deferred taxes

Significant judgment is required in determining the realizability of our deferred tax assets. We must assess the likelihood that our net deferred tax assets will be recovered from future taxable income, and to the extent we believe that recovery is not likely, we must establish a valuation allowance. Considerations for determining the realizability of our deferred tax assets primarily involve cumulative pre-tax income for financial reporting purposes, cumulative taxable income for the past three years, estimated future pre-tax income for financial reporting purposes and estimated future taxable income from our core business. We also consider the expiration dates and amounts of net operating loss carryforwards and other tax credits, and estimate the impact of future tax deductions from the exercise of stock options. These estimates are projected through the life of the related deferred tax assets based on assumptions which we believe to be reasonable and consistent with current operating results. After giving consideration to the above factors, during the three months ended June 30, 2009, we recorded a non-cash charge of $15.0 million to the provision for income taxes to establish a full valuation allowance against our deferred tax assets. If pretax results improve in future periods, we may be able to utilize the deferred tax assets to reduce tax payments.

Goodwill

We account for goodwill in accordance with the provisions of Accounting Standards Codification (ASC) Topic 350, Intangibles — Goodwill and Other. Under this accounting guidance, goodwill and intangible assets with indefinite lives are reviewed for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. We operate as one reporting unit and therefore compare the book value to the market value (consisting of market capitalization plus a control premium of 25%). As of December 31, 2009, we had 14.3 million shares outstanding, a closing stock price of $12.69 per share, a market value of $227.3 million, and a book value of $146.7 million, which would indicate that our goodwill of $9.1 million was not impaired. If the market value exceeds the book value, goodwill is considered not impaired, and thus the second step of the impairment test is not necessary. If our book value exceeds the market value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test, used to measure the amount of impairment loss, compares the implied fair value of the goodwill with the book value of the goodwill. If the carrying value of the goodwill exceeds the implied fair value of the goodwill, an impairment loss would be recognized in an amount equal to the excess. If market conditions continue to fluctuate, we may incur goodwill impairment charges that adversely affect our financial position and operating results.

Revenue Recognition

We follow specific and detailed guidelines in determining the proper amount of revenue to be recorded; however, certain judgments affect the application of our revenue recognition policy.

We recognize revenue in accordance with ASC Topic 985, Revenue Recognition. We recognize revenue when it is realized or realizable and earned. We consider revenue realized or realizable and earned when we have persuasive evidence of an arrangement, the product has been shipped or the services have been provided to the customer, the sales price is fixed or determinable, and collectability is probable.

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

Equity-based compensation

We recognize equity-based compensation expense under the fair value recognition provisions of ASC Topic 718, Compensation — Stock Compensation. We recognize equity-based compensation net of an estimated forfeiture rate and recognize compensation cost only for those shares expected to vest over the requisite service period of the award.

The fair value of each option award is estimated as of the date of grant using the Black-Scholes option valuation model. The Black-Scholes option valuation model requires the development of assumptions that are input into the model. These assumptions are the expected stock volatility, the risk-free interest rate, the option’s expected life and the dividend yield on the underlying stock. Expected volatility is calculated based on the historical volatility of our common stock over the expected option life and other appropriate factors. Risk-free interest rates are calculated based on continuously compounded U.S. Treasury risk-free rates for the appropriate term. Prior to March 9, 2006, the expected life of stock options was calculated by performing a detailed analysis of all historical stock option information available. On March 9, 2006, we began to grant options with a five-year legal life instead of the eight-year legal life that had historically been used. As a result, we elected to use the “simplified” method, to estimate the expected life of options granted on and after March 9, 2006. We will utilize the simplified method until sufficient historical information becomes available on the five-year legal life options. The dividend yield is assumed to be zero, as we have never paid or declared any cash dividends on our common stock and do not intend to pay dividends on our common stock in the foreseeable future. The expected forfeiture rate is estimated based on historical experience.

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

Results of Operations

The following table sets forth information from our Statements of Operations, expressed as a percentage of total revenue.

	For the Year Ended December 31,
	2009	2008	2007

Revenue:
License fees	39.1%	50.3%	56.5%
Maintenance and services	57.9	47.6	42.0
Hardware	3.0	2.1	1.5
Total revenue	100.0	100.0	100.0

Cost of revenue:
License fees	5.7	7.2	6.7
Maintenance and services	15.9	14.8	14.2
Hardware	2.8	1.3	1.0
Impairment of patent	—	—	0.3
Total cost of revenue	24.4	23.3	22.2

Gross profit	75.6	76.7	77.8

Operating expenses:
Sales and marketing	38.8	40.8	42.0
Research and development	28.1	29.9	26.3
General and administrative	17.1	19.4	19.7
Asset impairment	5.4	—	—
Restructuring charge	—	1.0	—
Total operating expenses	89.4	91.1	88.0

Operating (loss) income	(13.8)	(14.4)	(10.2)

Interest income	1.9	6.8	12.6
(Loss) income before income taxes	(11.9)	(7.6)	2.4

(Benefit) provision for income taxes	24.6	(3.5)	0.5

Net (loss) income	(36.5)%	(4.1)%	1.9%

Revenue (dollars in thousands)

	For the Year Ended December 31,			Increase (Decrease)		Percent Increase (Decrease)
	2009	2008	2007	2008 to 2009	2007 to 2008	2008 to 2009	2007 to 2008
Revenues:
License fees	$22,766	$34,290	$39,673	$(11,524)	$(5,383)	(34)%	(14)%
Maintenance and services	33,717	32,436	29,487	1,281	2,949	4%	10%
Hardware	1,747	1,415	1,016	332	399	23%	39%
Total revenue	$58,230	$68,141	$70,176	$(9,911)	$(2,035)	(15)%	(3)%

License fee revenue (dollars in thousands)

The following table sets forth information on license fee revenue by source:

	For the Year Ended December 31,			Increase (Decrease)		Percent Increase (Decrease)
	2009	2008	2007	2008 to 2009	2007 to 2008	2008 to 2009	2007 to 2008
License fee revenue:
Direct and other distributors	$4,493	$11,014	$17,532	$(6,521)	$(6,518)	(59)%	(37)%
Toshiba	18,273	23,276	22,141	(5,003)	1,135	(21)%	5%
Total license fees	$22,766	$34,290	$39,673	(11,524)	(5,383)	(34)%	(14)%

Percent of license fee revenue:
Direct and other distributors	20%	32%	44%
Toshiba	80	68	56
Total license fee revenue	100%	100%	100%

The decreases in license fee revenue for 2009 and 2008, compared to 2008 and 2007, respectively, were driven by the general decline in the U.S. economy starting in 2008 and continuing through 2009, which resulted in increased pricing pressures and contracted capital spending by U.S. hospitals.

Maintenance and services revenue (dollars in thousands)

	For the Year Ended December 31,			Increase (Decrease)		Percent Increase (Decrease)
	2009	2008	2007	2008 to 2009	2007 to 2008	2008 to 2009	2007 to 2008
Maintenance and services revenue:
Maintenance and support	$28,792	$26,656	$22,811	$2,136	$3,845	8%	17%
Customer education	3,511	4,478	5,590	(967)	(1,112)	(22)%	(20)%
Professional services	1,414	1,302	1,086	112	216	9%	20%
Total maintenance and services	$33,717	$32,436	$29,487	$1,281	$2,949	4%	10%

In 2009 and 2008, maintenance and services revenue was positively impacted by sales of our products on an enterprise basis, as a larger percentage of each enterprise sale is allocated to maintenance and services revenue than has historically been allocated for sales of our products on a workstation basis, as enterprise sales carry higher maintenance and services pricing. As was the case in 2009 and 2008, we expect that in future periods, although sales of our enterprise offering will result in proportionately lower license revenue upon sale, we will benefit from a recurring revenue stream from maintenance and services contracts.

The increase in maintenance and support revenue in 2009, compared to 2008, was due to an increase in the number of customers on maintenance contracts resulting from additional license sales. The increase in maintenance and support revenue in 2008, compared to 2007, was primarily driven by an increase in the number of customers on maintenance contracts, resulting from both additional license sales and improvement in the percentage of our existing customers on maintenance contracts.

An overall decrease in the number of license sales in 2009 and 2008, as compared to 2008 and 2007, respectively, contributed to lower customer education revenue in both 2009 and 2008.

Professional services revenue, which includes installation and other implementation-related services, increased in 2009 and 2008, due to increases in professional services resulting from sales of our product on an enterprise basis and the timing of services provided.

Hardware revenue

Hardware revenue increased 23% to $1.7 million in 2009, compared to $1.4 million in 2008, which was a 39% increase from $1.0 million in 2007. Hardware revenue increased due to the increased sales of our product on an enterprise basis, for which our customers frequently purchase hardware from us. Sales of hardware systems are not core to our strategy and will fluctuate from period to period depending upon the needs of our customers.

Cost of revenue and gross profit

Gross profit decreased 16% to $44.0 million in 2009, compared to $52.3 million in 2008, which was a 4% decrease from $54.6 million in 2007. Gross margin percentage decreased slightly to 75.6% in 2009 from 76.7% in 2008 and 77.8% in 2007, due to pricing pressures on new license sales and a greater percentage of total revenue relating to maintenance and services, which carries lower margins than license fees.

A comparison of gross profit and gross margin by revenue category is as follows (dollars in thousands):

	For the Year Ended December 31,			Increase (Decrease)		Percent Increase (Decrease)
	2009	2008	2007	2008 to 2009	2007 to 2008	2008 to 2009	2007 to 2008
Gross profit:
License fees	$19,465	$29,368	$34,948	$(9,903)	$(5,580)	(34)%	(16)%
Maintenance and services	24,435	22,347	19,559	2,088	2,788	9%	14%
Hardware	125	553	322	(428)	231	(77)%	72%
Impairment of patent	—	—	(242)	—	242	—%	(100)%
Total gross profit	$44,025	$52,268	$54,587	$(8,243)	$(2,319)	(16)%	(4)%

Gross margin:
License fees	85.5%	85.6%	88.1%
Maintenance and services	72.5%	68.9%	66.3%
Hardware	7.2%	39.0%	31.7%
Total gross margin	75.6%	76.7%	77.8%

Fluctuations in license fee gross margin are generally a result of average sales prices, changes in the product mix, and the mix between direct sales and sales to distribution partners, as well as mix between domestic and international sales. License fee gross margin remained relatively flat in 2009, compared to 2008, as a decrease in amortization expense was offset by pricing pressures and an increase, as a percent of total revenue, in sales through our distribution partners, which have lower margins. License fee gross margin decreased in 2008, compared to 2007, due to an increase in revenue, as a percent of total revenue, from international sales through our distribution partners, which typically have lower margins than U.S. direct sales.

Maintenance and services gross margin increased during 2009 and 2008, compared to 2008 and 2007, respectively, as a larger percentage of each enterprise sale is allocated to maintenance and services revenue than has historically been allocated for sales of our products on a workstation basis, as enterprise sales carry higher maintenance and services pricing, without a corresponding increase in costs. In addition, in 2009 and 2008, we recognized benefits of $552,000 and $391,000, respectively, to maintenance and support revenue arising from Toshiba billing adjustments. We will continue to invest in our customer education, installation, professional services and customer support areas in the future to adequately support our growing installed base of customers. We had 51, 53 and 55 maintenance and services personnel as of December 31, 2009, 2008 and 2007, respectively.

Gross margin for hardware decreased in 2009, compared to 2008, and increased in 2008, compared to 2007. Variances in gross margin for hardware are expected, as hardware sales are not a substantial part of the sales strategy.

During the third quarter 2007, we recognized a $242,000 patent impairment charge related to a patent application acquired in the HInnovation, Inc. acquisition in February 2004. This patent application was rejected by the United States Patent and Trademark Office on August 23, 2007, and we decided not to pursue this application further. The impairment was recorded as a separate item in cost of revenue, and it is included in the total gross margin percentage above.

Operating expenses

The following is a comparison of operating expenses as a percent of revenue as well as the percent increase or decrease in the total expense:

	Percent of Revenue for the Year Ended December 31,			Percent Increase (Decrease)
	2009	2008	2007	2008 to 2009	2007 to 2008
Operating expenses:
Sales and marketing	38.8%	40.8%	42.0%	(19)%	(6)%
Research and development	28.1	29.9	26.3	(20)%	10%
General and administrative	17.1	19.4	19.7	(25)%	(4)%
Asset impairment	5.4	—	—	100%	—%
Restructuring charge	—	1.0	—	(100)%	100%
Total operating expenses	89.4%	91.1%	88.0%	(16)%	1%

Sales and marketing

Sales and marketing expenses were as follows (dollars in thousands):

	For the Year Ended December 31,			Increase (Decrease)		Percent Increase (Decrease)
	2009	2008	2007	2008 to 2009	2007 to 2008	2008 to 2009	2007 to 2008
Salaries, benefits and bonus	$8,841	$10,590	$9,982	$(1,749)	$608	(17)%	6%
Overhead and other expenses	3,558	4,050	4,306	(492)	(256)	(12)%	(6)%
Commissions	2,050	3,588	4,634	(1,538)	(1,046)	(43)%	(23)%
Travel, meals and entertainment	2,424	3,319	3,450	(895)	(131)	(27)%	(4)%
Trade shows and advertising	2,839	3,422	3,612	(583)	(190)	(17)%	(5)%
Depreciation	1,624	1,601	1,311	23	290	1%	22%
Equity-based compensation	1,243	1,265	2,186	(22)	(921)	(2)%	(42)%
Total	$22,579	$27,835	$29,481	$(5,256)	$(1,646)	(19)%	(6)%

The decrease in salaries and benefits costs in 2009, compared to 2008, resulted from decreased average annual headcount. The decrease in commissions expense in 2009, compared to 2008, was due to a decreased amount of direct sales. The decrease in other expense categories in 2009, compared to 2008, was primarily due to decreased headcount and other broad-based cost control measures.

The decrease in expenses in 2008 compared to 2007 was due primarily to a decrease in commission expense related to the decrease in revenue and a decrease in equity-based compensation resulting from issuing equity awards at a lower exercise price, as well as significant cancellations of equity awards resulting from organizational changes.

We had 70, 69 and 89 sales and marketing personnel as of December 31, 2009, 2008 and 2007, respectively. The decrease in headcount as of December 31, 2008 was due primarily to the November 2008 reduction in force described in “Restructuring charge.”

Research and development

Research and development expenses were as follows (dollars in thousands):

	For the Year Ended December 31,			Increase (Decrease)		Percent Increase (Decrease)
	2009	2008	2007	2008 to 2009	2007 to 2008	2008 to 2009	2007 to 2008
Salaries, benefits and bonus	$11,814	$13,024	$12,483	$(1,210)	$541	(9)%	4%
Overhead and other expenses	3,535	3,607	3,406	(72)	201	(2)%	6%
Equity-based compensation	945	1,179	949	(234)	230	(20)%	24%
Depreciation	869	1,044	1,140	(175)	(96)	(17)%	(8)%
Consulting	307	1,501	498	(1,194)	1,003	(80)%	201%
Development reimbursement	(1,138)	—	—	(1,138)	—	100%	—%
Total	$16,332	$20,355	$18,476	$(4,023)	$1,879	(20)%	10%

The decrease in research and development expenses in 2009, compared to 2008, was due to reduced headcount resulting from our November 2008 reduction in force, lower utilization of consultants and other cost control measures. Additionally, during the 2009 first quarter, we entered into a development agreement with Toshiba, under which Toshiba provides funding in support of our research and development efforts, and the parties work collaboratively to develop and deliver innovative technology advancements for Toshiba’s medical equipment and our advanced visualization software solutions. In 2009, we recognized a credit of $1.1 million to our research and development expenses for reimbursement from Toshiba for development costs we incurred under the co-development agreement. The decrease in other expense categories in 2009, compared to 2008, was primarily due to decreased headcount and other broad-based cost control measures.

The major driver of higher research and development expenses in 2008 was new product initiatives, resulting in increased consulting expense and increased compensation expense due to higher average headcount in 2008 compared to 2007.

We had 87, 114 and 134 research and development personnel as of December 31, 2009, 2008 and 2007, respectively. The decrease in headcount as of December 31, 2009, was due primarily to the termination of 20 employees in our Beijing office in August 2009 in conjunction with our decision to discontinue test and product development activities in Beijing. The decrease in headcount as of December 31, 2008 was due primarily to the reduction in force described in “Restructuring charge.”

General and administrative

General and administrative expenses were as follows (dollars in thousands):

	For the Year Ended December 31,			Increase (Decrease)		Percent Increase (Decrease)
	2009	2008	2007	2008 to 2009	2007 to 2008	2008 to 2009	2007 to 2008
Salaries, benefits and bonus	$4,582	$4,583	$5,211	$(1)	$(628)	(0)%	(12)%
Overhead and other expenses	2,355	3,335	2,943	(980)	392	(29)%	13%
Professional and consulting services	1,685	3,095	3,181	(1,410)	(86)	(46)%	(3)%
Equity-based compensation	1,356	2,230	2,463	(874)	(233)	(39)%	(9)%
Total	$9,978	$13,243	$13,798	$(3,265)	$(555)	(25)%	(4)%

The decrease in general and administrative expenses in 2009, compared to 2008, was due in part to a lower utilization of consultants and reduced headcount resulting from the November 2008 reduction in force. Equity-based compensation decreased in 2009, compared to 2008, as previously issued equity awards became fully vested and as headcount decreased. The decrease in other expense categories in 2009, compared to 2008, was primarily due to decreased headcount and other broad-based cost control measures.

Salaries, benefits and bonus and equity-based compensation decreased for 2008, compared to 2007, as 2007 included an $885,000 pre-tax charge related to the separation of our former Chief Executive Officer. Of this charge,

$580,000 is included in salaries, benefits and bonus and $305,000 is included in equity-based compensation for 2007. Overhead expenses increased in 2008, compared to 2007, due to the increase in infrastructure.

We had 38, 44 and 49 general and administrative personnel as of December 31, 2009, 2008 and 2007, respectively.  Decreases in headcount were the result of our cost-control measures.

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

Phase 1 of the implementation, which related to the replacement of our general ledger, was completed in 2007. The related capitalized costs are being depreciated over seven years and, as of December 31, 2009, the net book value of Phase 1 was $626,000. Phase 2 of the implementation, which consisted of replacing our various customer relationship management and order processing systems, was put on hold in 2008 in conjunction with our cost-control efforts, and we did not capitalize any costs relating to Phase 2 subsequent to October 2008. During the three months ended June 30, 2009, we determined, in conjunction with continued cost-control measures, that we would not implement Phase 2. As a result, in 2009 we recognized an asset impairment charge of $3.1 million related to the Phase 2 implementation.

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

In connection with the reduction in workforce, we incurred certain charges in 2008 totaling $660,000, which were primarily comprised of employee severance and other termination costs. The following table summarizes 2009 and 2008 restructuring transactions and related liability balances (in thousands):

Severance and Other Termination Costs
Balance at January 1, 2008	$—
Restructuring charges	660
Payments	(519)
Balance at December 31, 2008	141
Payments	(141)
Balance at December 31, 2009	$—

Actions with respect to the above activities were completed in the fourth quarter of 2008, and we did not incur any significant additional charges in 2009 related to the restructuring plan announced in November 2008.

Interest income

We generated $1.1 million of interest income in 2009, compared to $4.6 million in 2008 and $8.9 million in 2007. A decline in interest rates resulted in a 0.8% return on investments in 2009, compared to a 2.9% and 5.1% return on investments in 2008 and 2007, respectively.

Interest income is significantly impacted by changes in interest rates. We do not anticipate a significant improvement in interest rates in 2010 compared to 2009 due to general market conditions; interest rate changes may have a significant impact on results.

Income taxes

During the three months ended June 30, 2009, we recorded a non-cash charge of $15.0 million to the provision for income taxes to establish a full valuation allowance against our deferred tax assets based on our assessment of cumulative pretax results in recent years and projections of cumulative pretax results in future periods.

During 2009, we recognized $194,000 in one-time tax benefits resulting from tax legislation, which enabled us to receive cash payment for the monetization of certain historic research and development tax credits. Also as a result of the legislation, we recognized a $248,000 one-time tax benefit related to the refund of certain alternative minimum tax payments in prior years.

For 2010, we anticipate a consolidated tax provision of approximately $20,000 per quarter relating entirely to foreign operations.

Liquidity and capital resources

The following table sets forth certain relevant measures of our liquidity and capital resources (in thousands):

	As of December 31,
	2009	2008
Cash and cash equivalents	$120,317	$109,706
Marketable securities	21,907	37,287
Cash, cash equivalents and marketable securities	$142,224	$146,993

Working capital	$121,034	$135,417

Debt	$—	$—

The decrease in our cash, cash equivalents and marketable securities as of December 31, 2009, compared to December 31, 2008, was primarily the result of repurchases of our common stock totaling $6.1 million under share repurchase programs authorized by our Board of Directors in 2008 and 2009. The decrease in working capital during 2009 was primarily the result of purchases of noncurrent marketable securities, the balance of which increased $12.2 million during 2009.

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

We have investments in marketable securities that are classified and accounted for as available-for-sale. As of December 31, 2009, $9.7 million of our marketable securities mature within one year and the remaining $12.2 million of our marketable securities mature in 2011.

Summary of Cash Flows

A summary of cash flows is as follows (in thousands):

	For the Year Ended December 31,
	2009	2008	2007
Cash provided by (used in)
Operating activities	$2,374	$8,581	$13,902
Investing activities	12,668	(10,246)	(15,870)
Financing activities	(4,431)	(35,314)	4,271
Net change in cash and cash equivalents	$10,611	$(36,979)	$2,303

Operating activities

Net cash provided by operating activities decreased $6.2 million to $2.4 million in 2009, compared to $8.6 million in 2008, due to an $18.4 million increase in net loss and a $7.3 million decrease from changes in operating assets and liabilities, offset by an $19.5 million increase in non-cash operating items. The $7.3 million decrease in net cash from changes in operating assets and liabilities was primarily due to decreased sales and expenses in 2009, compared to 2008, and to the timing of receipts and payments in the ordinary course of business. Cash provided by non-cash operating items increased by $19.5 million in 2009 to $27.2 million, compared to $7.6 million in 2008, primarily resulted from a $14.7 million decrease in deferred tax assets due to a $15.0 million valuation allowance recorded in the second quarter of 2009 and a $3.1 million asset impairment in the second quarter of 2009.

Net cash provided by operating activities decreased $5.3 million in 2008 to $8.6 million, compared to $13.9 million in 2007, due to a $4.2 million decrease in net income and a $1.9 million decrease in non-cash operating items, offset by a $791,000 increase due to the timing of other receipts and payments in the ordinary course of business.

Investing activities

Net cash provided by investing activities was $12.7 million in 2009, compared to cash used by investing activities of $10.2 million in 2008 and $15.9 million in 2007.

We used $21.7 million, $76.4 million and $60.0 million to purchase investments in marketable securities during 2009, 2008 and 2007, respectively. We realized $36.8 million, $71.6 million and $50.7 million of proceeds from maturities and sales of marketable securities during 2009, 2008 and 2007, respectively. As of December 31, 2009, the marketable securities consist of U.S. government obligations and corporate commercial obligations.

We used $2.3 million, $5.4 million and $6.6 million for purchases of property and equipment in 2009, 2008 and 2007, respectively. The purchases for all periods were principally to upgrade computer equipment and to purchase computer equipment for new personnel. Purchases for 2008 and 2007 also included costs related to expanding our facilities. Additionally, in 2007, we began the implementation of an enterprise resource planning (“ERP”) system. We continued implementation of the ERP during 2008 and 2009, though we recognized an impairment charge related to Phase 2 in the second quarter of 2009, as noted in the “Asset impairment” section above. We anticipate that we will continue to purchase property and equipment in the normal course of business. The amount and timing of these purchases and the related cash outflows in future periods are difficult to predict and depend on a number of factors, including the hiring of employees and the rate of change of computer hardware.

Financing activities

Cash used by financing activities totaled $4.4 million and $35.3 million in 2009 and 2008, respectively, compared to cash provided by financing activities of $4.3 million in 2007. The primary use of cash in 2009 and 2008 was for the repurchase of $6.1 million and $38.2 million of our common stock, respectively, under our share repurchase programs. The cash provided by financing activities in 2007 resulted primarily from the exercise of stock options granted under our stock plans and upon the exercise of warrants.

We have never paid or declared any dividends and do not intend to pay dividends in the near future.

The following summarizes our contractual obligations at December 31, 2009 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands).

	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years

Operating leases	$2,228	$1,026	$1,202	$—	$—

Off-balance-sheet arrangements

We did not have any off-balance sheet arrangements as of December 31, 2009 or 2008.

Purchase commitments

We had no significant outstanding purchase commitments as of December 31, 2009. We have entered into a number of technology licensing agreements that provide for the payment of royalties when we sell our software products; we are not obligated for any minimum payments under such agreements.

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

Interest rate risk

We place our cash, cash equivalents and marketable securities with a high-quality financial institution and have investment guidelines relative to diversification and maturities designed to maintain safety and liquidity. As of December 31, 2009, we had cash, cash equivalents and marketable securities totaling $142.2 million. If, during 2009, average short-term interest rates decreased by 0.5% from 2009 average rates, based on our quarterly average balance of cash, cash equivalents and marketable securities, our interest income from short-term investments would have decreased by approximately $690,000.

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

The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in Item 15(a)(1) of this Annual Report on Form 10-K.

Changes in internal control over financial reporting

There were no changes in internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.         Other Information

None.

Part III

Certain information required by Part III is omitted from this Annual Report on Form 10-K because we will file a definitive Proxy Statement relating to our 2010 Annual Meeting of Stockholders pursuant to Schedule 14A (the “Proxy Statement”) not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information included therein is incorporated herein by reference as indicated below.

Item 10.         Directors, Executive Officers and Corporate Governance

The information required by this Item 10 will be included under the captions “Election of Directors” and “Information Concerning Directors, Nominees and Executive Officers” in our Proxy Statement for our 2010 annual meeting of shareholders. Information concerning the compliance of our officers, directors and 10% shareholders with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the information to be contained in the 2010 proxy statement under the caption “Information Concerning Directors Nominees and Executive Officers — Section 16(a) Beneficial Ownership Reporting Compliance.” The information regarding Audit Committee members and “Audit Committee Financial Experts” is incorporated by reference to the information to be contained in the 2010 proxy statement under the caption “Information Concerning Directors Nominees and Executive Officers — Board Committees.” The information regarding our Code of Business Ethics is incorporated by reference to the information to be contained in the 2010 proxy statement under the heading “Information Concerning Directors Nominees and Executive Officers — Code of Business Conduct and Ethics.”

Item 11.         Executive Compensation

The information under the captions “Information Concerning Directors, Nominees and Executive Officers — Director Compensation,” “Information Concerning Directors, Nominees and Executive Officers — Compensation Discussion and Analysis,” “Information Concerning Directors, Nominees and Executive Officers — Compensation Committee Report,” “Information Concerning Directors, Nominees and Executive Officers — Executive Compensation” and “Information Concerning Directors, Nominees and Executive Officers — Compensation Committee Interlocks and Insider Participation”  to be contained in the 2010 proxy statement is incorporated herein by reference.

Item 12.         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information under the captions “Beneficial Ownership of Common Stock” and “Information Concerning Directors, Nominees and Executive Officers — Securities Authorized for Issuers Under Equity Compensation Plans” to be contained in the 2010 proxy statement is incorporated herein by reference.

Item 13.         Certain Relationships and Related Transactions, and Director Independence

The information under the caption “Information Concerning Directors, Nominees and Executive Officers — Independent Directors” and “Information Concerning Directors, Nominees and Executive Officers — Policy and Procedures with Respect to Related Person Transactions” to be contained in the 2010 proxy statement is incorporated herein by reference.

Item 14.         Principal Accountant Fees and Services

The information under the caption “Ratification of Appointment of PricewaterhouseCoopers LLP as Independent Registered Public Accounting Firm” to be contained in the 2010 proxy statement is incorporated herein by reference.

Part IV

Item 15.         Exhibits and Financial Statement Schedules

(a)          The following Consolidated Financial Statements of Vital Images, Inc. and Report of Independent Registered Public Accounting Firm thereon are included herein:

(1)	Financial Statements

	Report of Independent Registered Public Accounting Firm	37
	Consolidated Balance Sheets as of December 31, 2009 and 2008	38
	Consolidated Statements of Operations for the years ended December 31, 2009, 2008 and 2007	39
	Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the years ended December 31, 2009, 2008 and 2007	40
	Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007	41
	Notes to Consolidated Financial Statements	42

(2)

All other schedules to the Consolidated Financial Statements required by Article 12 of Regulation S-X are not required under the related instructions or are inapplicable and therefore have been omitted.

(3)	Listing of Exhibits

	The Exhibits required to be a part of this Report are listed in the Index to Exhibits.

(b)         Exhibits

Included in Item 15(a)(3) above.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Minneapolis, Minnesota, on the 16th day of March, 2010.

Vital Images, Inc.

By:	/s/Peter J. Goepfrich
Peter J. Goepfrich
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael H. Carrel	President, Chief Executive Officer and Director	March 16, 2010
Michael H. Carrel	(Principal Executive Officer)

/s/Peter J. Goepfrich	Chief Financial Officer and Treasurer	March 16, 2010
Peter J. Goepfrich	(Principal Financial Officer and Principal Accounting Officer)

/s/James B. Hickey, Jr.	Chairman of the Board and Director	March 16, 2010
James B. Hickey, Jr.

/s/ Oran E. Muduroglu	Director	March 16, 2010
Oran E. Muduroglu

/s/ Gregory J. Peet	Director	March 16, 2010
Gregory J. Peet

/s/Richard W. Perkins	Director	March 16, 2010
Richard W. Perkins

/s/Douglas M. Pihl	Director	March 16, 2010
Douglas M. Pihl

/s/Michael W. Vannier	Director	March 16, 2010
Michael W. Vannier

/s/Sven A. Wehrwein	Director	March 16, 2010
Sven A. Wehrwein

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Vital Images, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders’ equity and comprehensive income (loss) and of cash flows present fairly, in all material respects, the financial position of Vital Images, Inc. and its subsidiaries at December 31, 2009 and December 31, 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Minneapolis, Minnesota

March 16, 2010

Vital Images, Inc.
Consolidated Balance Sheets
(In thousands, except per share amounts)

	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$120,317	$109,706
Marketable securities	9,673	37,287
Accounts receivable, net	12,196	13,047
Deferred income taxes	—	654
Prepaid expenses and other current assets	2,686	2,179
Total current assets	144,872	162,873
Marketable securities	12,234	—
Property and equipment, net	5,485	11,519
Deferred income taxes	—	13,904
Other intangible assets, net	382	808
Goodwill	9,089	9,089
Total assets	$172,062	$198,193

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,588	$3,792
Accrued compensation	3,574	2,936
Accrued royalties	812	1,057
Other current liabilities	1,364	1,947
Deferred revenue	15,500	17,724
Total current liabilities	23,838	27,456
Deferred revenue	1,033	1,164
Deferred rent	469	882
Total liabilities	25,340	29,502

Commitments and contingencies (Note 4)

Stockholders’ equity:
Preferred stock: $0.01 par value; 5,000 shares authorized; none issued or outstanding	—	—
Common stock: $0.01 par value; 40,000 shares authorized; 14,330 issued and outstanding as of December 31, 2009; and 14,673 shares issued and outstanding as of December 31, 2008	143	147
Additional paid-in capital	168,058	168,738
Accumulated deficit	(21,632)	(380)
Accumulated other comprehensive income	153	186
Total stockholders’ equity	146,722	168,691
Total liabilities and stockholders’ equity	$172,062	$198,193

The accompanying notes are an integral part of the Consolidated Financial Statements.

Vital Images, Inc.
Consolidated Statements of Operations
(In thousands, except for per share amounts)

	For the Year Ended December 31,
	2009	2008	2007

Revenue:
License fees	$22,766	$34,290	$39,673
Maintenance and services	33,717	32,436	29,487
Hardware	1,747	1,415	1,016
Total revenue	58,230	68,141	70,176

Cost of revenue:
License fees	3,301	4,922	4,725
Maintenance and services	9,282	10,089	9,928
Hardware	1,622	862	694
Impairment of patent	—	—	242
Total cost of revenue	14,205	15,873	15,589

Gross profit	44,025	52,268	54,587

Operating expenses:
Sales and marketing	22,579	27,835	29,481
Research and development	16,332	20,355	18,476
General and administrative	9,978	13,243	13,798
Asset impairment (Note 3)	3,147	—	—
Restructuring charge	—	660	—
Total operating expenses	52,036	62,093	61,755

Operating loss	(8,011)	(9,825)	(7,168)

Interest income	1,091	4,643	8,886
(Loss) income before income taxes	(6,920)	(5,182)	1,718

Provision (benefit) for income taxes	14,332	(2,382)	351

Net (loss) income	$(21,252)	$(2,800)	$1,367

Net (loss) income per share – basic	$(1.48)	$(0.17)	$0.08
Net (loss) income per share – diluted	$(1.48)	$(0.17)	$0.08

Weighted average common shares outstanding - basic	14,315	16,155	16,972
Weighted average common shares outstanding - diluted	14,315	16,155	17,457

The accompanying notes are an integral part of the Consolidated Financial Statements.

Vital Images, Inc.
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)

(In thousands)

				Retained	Accumulated
			Additional	Earnings /	Other	Total
	Common Stock		Paid-In	(Accumulated	Comprehensive	Stockholders’	Comprehensive
	Shares	Amount	Capital	Deficit)	Income / (Loss)	Equity	Income (Loss)

Balances as of December 31, 2006	16,908	$169	$189,669	$1,053	$11	$190,902	$6,614

Issuance of common stock upon exercise of stock options	221	3	2,352			2,355
Tax benefit related to exercise of stock options and release of restricted stock			1,443			1,443
Issuance of common stock under employee stock purchase plan	27	—	521			521
Grant of restricted stock to employees	14	—	—			—
Forfeiture or cancellation of restricted stock	(5)	—	—			—
Common stock surrendered for payment of payroll tax liability resulting from the vesting of restricted stock	(12)	—	(347)			(347)
Stock-based compensation			5,987			5,987
Change in unrealized gain or loss on investments, net of tax					(8)	(8)	$(8)
Cumulative translation adjustment					(4)	(4)	(4)
Net income				1,367		1,367	1,367
Balances as of December 31, 2007	17,153	172	199,625	2,420	(1)	202,216	$1,355

Issuance of common stock upon exercise of stock options	243	2	1,927			1,929
Tax benefit related to exercise of stock options and release of restricted stock			50			50
Issuance of common stock under employee stock purchase plan	43	—	490			490
Grant of restricted stock to employees	30	—	—			—
Forfeiture or cancellation of restricted stock	(27)	—	—			—
Common stock surrendered for payment of payroll tax liability resulting from the vesting of restricted stock	(12)	—	(174)			(174)
Stock-based compensation			5,007			5,007
Repurchases of common stock	(2,757)	(27)	(38,187)			(38,214)
Change in unrealized gain or loss on investments, net of tax					187	187	$187
Net loss				(2,800)		(2,800)	(2,800)
Balances as of December 31, 2008	14,673	147	168,738	(380)	186	168,691	$(2,613)

Issuance of common stock upon exercise of stock options	163	2	1,151			1,153
Issuance of common stock under employee stock purchase plan	51	—	496			496
Grant of restricted stock to employees	15	—	—			—
Common stock surrendered for payment of payroll tax liability resulting from the vesting of restricted stock	(10)	—	(119)			(119)
Stock-based compensation			3,867			3,867
Repurchases of common stock	(562)	(6)	(6,075)			(6,081)
Change in unrealized gain or loss on investments, net of tax					(33)	(33)	$(33)
Net loss				(21,252)		(21,252)	(21,252)
Balances as of December 31, 2009	14,330	$143	$168,058	$(21,632)	$153	$146,722	$(21,285)

The accompanying notes are an integral part of the Consolidated Financial Statements.

Vital Images, Inc.
Consolidated Statements of Cash Flows

(In thousands)

	For the Year Ended December 31,
	2009	2008	2007

Cash flows from operating activities:
Net (loss) income	$(21,252)	$(2,800)	$1,367
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	4,843	4,919	4,517
Amortization of identified intangible assets	426	1,044	1,205
Loss on disposal of assets	111	—	—
Asset impairment	3,147	—	242
Provision for doubtful accounts	279	519	239
Deferred income taxes	14,664	(2,521)	(16)
Excess tax benefit from stock transactions	—	(481)	(1,395)
Amortization of discount and accretion of premium on marketable securities	238	(473)	(857)
Employee stock-based compensation	3,867	5,007	5,987
Amortization of deferred rent	(394)	(375)	(338)
Changes in operating assets and liabilities:
Accounts receivable	572	2,396	3,388
Prepaid expenses and other assets	(507)	262	(513)
Accounts payable	(936)	623	(363)
Accrued expenses and other liabilities	(329)	(740)	(1,142)
Deferred revenue	(2,355)	1,201	1,382
Deferred rent	—	—	199
Net cash provided by operating activities	2,374	8,581	13,902

Cash flows from investing activities:
Purchases of property and equipment	(2,335)	(5,434)	(6,577)
Purchases of marketable securities	(21,749)	(76,395)	(59,974)
Proceeds from maturities of marketable securities	36,752	70,002	49,931
Proceeds from sales of marketable securities	—	1,581	750
Net cash provided by (used in) investing activities	12,668	(10,246)	(15,870)

Cash flows from financing activities:
Repurchases of common stock	(6,081)	(38,214)	—
Proceeds from sale of common stock under stock plans	1,650	2,419	2,876
Excess tax benefit from stock transactions	—	481	1,395
Net cash (used in) provided by financing activities	(4,431)	(35,314)	4,271

Net increase (decrease) in cash and cash equivalents	10,611	(36,979)	2,303

Cash and cash equivalents, beginning of period	109,706	146,685	144,382

Cash and cash equivalents, end of period	$120,317	$109,706	$146,685

Supplemental cash flow information:
Purchases of property and equipment with accounts payable	$97	$366	$525

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

Operating expenses for the years ended December 31, 2008 and 2007, as reported and as reclassified were as follows:

	For the Year Ended		For the Year Ended
	December 31, 2008		December 31, 2007
	As Reported	As Reclassified	As Reported	As Reclassified
Operating expenses:
Sales and marketing	$30,294	$27,835	$31,991	$29,481
Research and development	17,131	20,355	15,204	18,476
General and administrative	14,008	13,243	14,560	13,798
Restructuring charge	660	660	—	—
Total operating expenses	$62,093	$62,093	$61,755	$61,755

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

Fair value of financial instruments

The Company’s financial instruments consist primarily of cash, cash equivalents, and marketable securities, for which the current carrying amounts approximate fair market values based on quoted market prices.

Cash and cash equivalents

Cash and cash equivalents consist of cash and temporary investments with maturities of 90 days or less when purchased. The carrying amount of cash equivalents approximates fair value due to the short maturity of these instruments.

Marketable securities

Management determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation as of each balance sheet date. Currently, all marketable securities held by the Company are classified as available-for-sale. Available-for-sale securities are carried at fair value as determined by quoted market prices with unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. If an unrealized loss for any investment is considered to be other-than-temporary, the loss will be recognized in the consolidated income statement in the period the determination is made. The cost basis of securities sold is determined using the specific identification method. The cost of marketable securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is included in interest income. Interest and dividends on securities classified as available-for-sale are included in interest income.

The Company adopted Accounting Standards Codification (ASC) Topic 820, Fair Value Measurements, as of January 1, 2008, with the exception of the application of Topic 820 to nonrecurring nonfinancial assets and nonfinancial liabilities which was adopted as of January 1, 2009.

Topic 820 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value. A financial asset’s or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The following tables provide the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2009 and 2008 (in thousands):

		Fair Value Measurements at December 31, 2009 Using
	Total Carrying Value at	Quoted price in active markets	Significant other observable inputs	Significant unobservable inputs
	December 31, 2009	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market	$114,830	$114,830	$—	$—

Marketable securities:
Corporate debt	16,911	16,911	—	—
Government debt	4,996	4,996	—	—
Total marketable securities	21,907	21,907	—	—
Total cash equivalents and marketable securities	$136,737	$136,737	$—	$—

		Fair Value Measurements at December 31, 2008 Using
	Total Carrying Value at	Quoted price in active markets	Significant other observable inputs	Significant unobservable inputs
	December 31, 2008	(Level 1)	(Level 2)	(Level 3)

Cash equivalents:
Money market	$108,102	$108,102	$—	$—

Marketable securities:
Corporate debt	2,255	1,998	257	—
Government debt	35,032	35,032	—	—
Total marketable securities	37,287	37,030	257	—
Total cash equivalents and marketable securities	$145,389	$145,132	$257	$—

Cash equivalents and marketable securities measured at fair value using quoted market prices are classified within Level 1 of the valuation hierarchy.

Marketable securities classified within Level 2 of the valuation hierarchy consisted of an asset-backed security. The valuation of this asset-backed security was determined by reviewing quoted market prices for traded lots of the same or similar securities. This security was rated AAA and fully matured during 2009. The Company did not realize any loss on this security.

As of December 31, 2009 and 2008, the Company’s marketable securities were as follows (in thousands):

	December 31, 2009			December 31, 2008
	Adjusted Cost Basis	Aggregate Fair Value	Net Unrealized Gains / (Losses)	Adjusted Cost Basis	Aggregate Fair Value	Net Unrealized Gains / (Losses)

Corporate debt	$16,766	$16,911	$145	$2,253	$2,255	$2
Government debt	4,988	4,996	8	34,742	35,032	290
	$21,754	$21,907	$153	$36,995	$37,287	$292

As of December 31, 2009 and 2008, the Company’s gross unrealized gains and losses were as follows (in thousands):

	December 31, 2009			December 31, 2008
	Gross Unrealized Gains	Gross Unrealized (Losses)	Net Unrealized Gains / (Losses)	Gross Unrealized Gains	Gross Unrealized (Losses)	Net Unrealized Gains / (Losses)
Corporate debt	$145	$—	$145	$9	$(7)	$2
Government debt	8	—	8	290	—	290
	$153	$—	$153	$299	$(7)	$292

The carrying values of available-for-sale securities are at fair value. There were no material realized gains or losses on any investments for the years ended December 31, 2009, 2008 or 2007.

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

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities and trade accounts receivable. Deposits with the Company’s bank may exceed the amount of insurance provided on such deposits. The Company’s investment policy, approved by its Investment Committee, limits the amount the Company may invest in any one type of investment, thereby reducing credit risk concentrations. A significant portion of the Company’s accounts receivable relates to Toshiba Medical Systems Corporation, McKesson Corporation and Medtronic Inc., totaling 36%, 14% and 12% of accounts receivable, respectively, as of December 31, 2009. The Company reviews the creditworthiness of its customers prior to product shipment and generally does not require collateral.

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

Long-lived assets

The Company reviews long-lived assets (or asset groups) for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable, in accordance with ASC Topic 360, Property, Plant and Equipment. Events or changes in circumstances that indicate the carrying amount may not be recoverable include, but are not limited to, a significant decrease in the market value of the business or asset acquired, a significant adverse change in the extent or manner in which the business or asset acquired is used, or a significant adverse change in the business climate. If such events or changes in circumstances are present, the undiscounted cash flows method is used to determine whether the asset is impaired. Cash flows would include the estimated terminal value of the asset and exclude any interest charges. To the extent the carrying value of the asset exceeds the undiscounted cash flows over the estimated remaining life of the asset, the impairment is measured using the discounted cash flows. The discount rate utilized would be based on management’s best estimate of the related risks and return at the time the impairment assessment is made.

Goodwill

The Company accounts for goodwill in accordance with the provisions of ASC Topic 350, Intangibles — Goodwill and Other. Under this accounting guidance, goodwill and intangible assets with indefinite lives are reviewed for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. The Company operates as one reporting unit and therefore compares the book value to the market value (market capitalization plus a control premium). If the market value exceeds the book value, goodwill is considered not impaired, and thus the second step of the impairment test is not necessary. If the Company’s book value exceeds the market value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test, used to measure the amount of impairment loss, compares the implied fair value of the goodwill with the book value of the goodwill. If the carrying value of the goodwill exceeds the implied fair value of the goodwill, an impairment loss would be recognized in an amount equal to the excess. Any loss recognized cannot exceed the carrying amount of goodwill. The Company completed the annual goodwill impairment assessment as of December 31, 2009, in which no impairment was recorded. If market conditions continue to fluctuate, the Company may incur goodwill impairment charges that adversely affect its financial position and operating results.

Revenue recognition

The Company recognizes revenue in accordance with ASC Topic 985, Revenue Recognition. The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement, the product has been shipped or the services have been provided to the customer, the sales price is fixed or determinable, and collectability is probable.

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

•                  Multiple-Element Arrangements — The Company enters into arrangements with customers that include a combination of software products, system hardware, maintenance and support (which includes when-and-if-available unspecified upgrades), or installation and customer education services. For such arrangements, the Company recognizes revenue using the residual method. The Company allocates the total arrangement fee among the various elements of the arrangement based on the fair value of each of the undelivered elements determined by vendor-specific objective evidence. The fair value of installation and customer education services and maintenance and support services is established based upon sold separately pricing for the services or stated renewal rate. In software arrangements for which the Company does not have vendor-specific objective evidence of fair value for all elements, revenue is deferred until the earlier of when vendor-specific objective evidence is determined for the undelivered elements (residual method) or when all elements for which the Company does not have vendor-specific objective evidence of fair value have been delivered.

•                  Subscription Arrangements — Revenue from subscription arrangements is recognized ratably over the subscription period. Revenue from subscription arrangements is allocated to license revenue, maintenance and service revenue, and hardware revenue in a manner consistent with the allocation of revenue under the residual method for the same elements in non-subscription transactions.

Equity-based compensation

The Company accounts for equity-based compensation in accordance with ASC Topic 718, Compensation — Stock Compensation, which requires the measurement and recognition of compensation expense for all equity-based payment awards made to employees and directors, including employee stock options, restricted stock and employee stock purchases related to the Employee Stock Purchase Plan, based on estimated fair values.

Equity-based compensation expense recognized under ASC Topic 718 for the years ended December 31, 2009, 2008 and 2007 was $3.9 million, $5.0 million and $6.0 million, respectively.

Stock Options

ASC Topic 718 requires companies to estimate the fair value of equity-based payment awards on the date of grant using an option-pricing model. The Company uses the Black-Scholes option-pricing model, which requires the input of assumptions, including an estimate of the average period of time employees will retain vested stock options before exercising them, the estimated volatility of the Company’s common stock price over the expected term, and the number of options that will ultimately be forfeited before completing vesting requirements. Changes in the assumptions can materially affect the estimate of fair value of equity-based compensation and, consequently, the related expense recognized. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite vesting period.

Equity-based compensation expense recognized for the years ended December 31, 2009, 2008 and 2007 included compensation expense for equity-based payment awards granted on or prior to December 31, 2005 but not yet vested as of that date. Because equity-based compensation expense recognized for the years ended December 31, 2009, 2008 and 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures.

ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The following table illustrates how equity-based compensation was allocated to the income statement as well as the effect on net income of all equity-based compensation recognized (in thousands, except per share data):

	For the Year Ended December 31,
	2009	2008	2007
Cost of revenue	$323	$333	$389
Sales and marketing	1,243	1,265	2,186
Research and development	945	1,179	949
General and administrative	1,356	2,230	2,463
Equity-based compensation before income taxes	3,867	5,007	5,987
Income tax benefit	(1,354)	(1,771)	(1,964)
Total equity-based compensation after income taxes	$2,513	$3,236	$4,023

For purposes of calculating the fair value of options, the weighted average fair value of options granted during 2009, 2008 and 2007 were $3.74, $5.50 and $13.47, respectively. The weighted-average fair values for the options were based on the fair values on the dates of grant. The fair values for the options were calculated using the Black-Scholes option-pricing model, with the following weighted-average assumptions and expense adjusted using the following expected forfeiture rate assumptions:

	For the Year Ended December 31,
	2009	2008	2007
Expected option life	3.69 years	3.75 years	3.75 years
Expected volatility factor	49%	46%	52%
Expected dividend yield	0%	0%	0%
Risk-free interest rate	1.67%	2.33%	4.46%
Expected forfeiture rate	2%	1%	1%

Prior to March 9, 2006, the expected life of stock options was calculated by performing a detailed analysis of all historical stock option information available. On March 9, 2006, the Company began to grant options with a five-year legal life instead of the eight-year legal life that it had previously used. As a result, the Company has elected to use the “simplified” method to estimate the expected life of options granted on and after March 9, 2006. The Company will utilize the simplified method until sufficient historical information becomes available on the five-year legal life options. The expected volatility is calculated based on the historical volatility of the Company’s common stock over the expected option life and other appropriate factors. The expected dividend yield is based on the Company’s intent not to issue dividends for the foreseeable future. Risk-free interest rates are calculated based on continuously compounded U.S. Treasury risk-free rates for the appropriate term. The expected forfeiture rate is estimated based on historical experience.

As of December 31, 2009, there was $5.4 million of unrecognized compensation expense related to stock options that is expected to be recognized over a weighted-average period of 2.6 years.

Restricted Stock

The Company has granted nonvested shares of common stock (“restricted stock”) to certain employees under its 1997 Stock Option and Incentive Plan and 2006 Long-Term Incentive Plan. With the exception of shares of restricted stock subject to performance vesting, as noted below, restricted stock generally vests 25% annually beginning one year after the grant date. The Company records equity-based compensation expense equal to the fair market value of the common stock on the date of grant ratably over the vesting period. Equity-based compensation expense related to restricted stock was $328,000, $491,000 and $741,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

In the first quarter of 2007, the Company granted shares of restricted stock with performance-based vesting to certain employees. The Company granted a total of 13,500 restricted shares with a total grant-date fair value of $464,000. As of December 31, 2009, after forfeitures, 6,700 restricted shares with a total grant-date fair value of $230,000 remained outstanding. Vesting of the awards was dependent upon achievement of certain Company performance metrics for fiscal years 2007 through 2009. The performance metrics were not achieved for the years ended December 31, 2009, 2008 and 2007, and therefore the awards, all of which remain unvested, will be forfeited upon the Company’s filing its Form 10-K for the year ended December 31, 2009. No equity-based compensation expense for the awards was recognized for the years ended December 31, 2009, 2008 and 2007. The first quarter of 2007 was the only period in which the Company granted restricted stock awards with performance-based vesting.

As of December 31, 2009, there was $440,000 of unrecognized compensation expense related to restricted stock awards that is expected to be recognized over a weighted-average period of 2.4 years. The aggregate fair value of restricted stock that vested was $325,000, $488,000 and $1.0 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Employee Stock Purchase Plan

Employee Stock Purchase Plan (“ESPP”) compensation expense was $156,000, $154,000 and $161,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

The fair value of stock compensation expense associated with the Company’s ESPP was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	For the Year Ended December 31,
	2009	2008	2007
Expected life of ESPP options	3 months	3 months	3 months
Expected volatility factor	42%	46%	51%
Expected dividend yield	0%	0%	0%
Risk-free interest rate	0.15%	1.81%	4.59%

ASC Topic 718 requires the benefits of tax deductions from the exercise of stock options and settlement of restricted stock awards in excess of the compensation cost recognized for those options and stock awards to be classified as financing cash inflows rather than operating cash inflows on a prospective basis. This amount is shown as “Excess tax benefit from stock transactions” on the Consolidated Statement of Cash Flows.

The Company has elected to calculate its historical pool of windfall tax benefits (that is, the amount that would have accumulated as of the adoption date of ASC Topic 718) using the alternative (“short-cut”) method and the “tax law ordering approach” to determine when the historic tax benefits are realized (tax benefits realized based on provisions in the tax law that identify the sequence in which stock option deductions are utilized for tax purposes). The Company will continue to track the balance of the pool of windfall tax benefits based on windfalls or shortfalls incurred after the adoption date.

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

Income taxes

The Company provides for income taxes using the liability method under ASC Topic 740, Income Taxes, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this statement, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some component or all of the deferred tax assets will not be realized. Tax rate changes are reflected in income during the period such changes are enacted.

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

The computations for basic and diluted net income per share are as follows (in thousands, except per share amounts):

	For the Year Ended December 31,
	2009	2008	2007

Numerator:
Net (loss) income	$(21,252)	$(2,800)	$1,367

Denominator:
Denominator for weighted average common shares outstanding – basic	14,315	16,155	16,972

Dilution associated with the company’s stock based compensation plans	—	—	485

Denominator:
Denominator for weighted average common shares outstanding – diluted	14,315	16,155	17,457

Net (loss) income per share – basic	$(1.48)	$(0.17)	$0.08
Net (loss) income per share – diluted	$(1.48)	$(0.17)	$0.08

Antidilutive stock options and restricted stock awards excluded from above calculation	2,689	2,515	809

Comprehensive income (loss)

Comprehensive income (loss) as defined by ASC Topic 220, Comprehensive Income, includes net income and items defined as other comprehensive income. This accounting guidance requires that items defined as other comprehensive income, such as foreign currency translation adjustments and unrealized gains and losses on certain marketable securities, be separately classified in the financial statements. Such items are reported in the consolidated statements of stockholders’ equity as comprehensive income (loss).

Recent accounting pronouncements

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

In January 2010, the FASB issued ASU No. 2010-6, Improving Disclosures About Fair Value Measurements, that amends existing disclosure requirements under ASC Topic 820 by adding required disclosures about items transferring into and out of levels 1 and 2 in the fair value hierarchy; adding separate disclosures about purchase, sales, issuances, and settlements relative to level 3 measurements; and clarifying, among other things, the existing fair value disclosures about the level of disaggregation. For the Company this ASU is effective for the first quarter of 2010, except for the requirement to provide level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which is effective beginning the first quarter of 2011. Since this standard impacts disclosure requirements only, its adoption will not have a material impact on the Company’s consolidated results of operations or financial condition.

3.              Financial statement components

Allowance for doubtful accounts

The allowance for doubtful accounts activity was as follows (in thousands):

	For the Year Ended December 31,
	2009	2008	2007

Beginning balance	$638	$505	$266
Provision	279	519	239
Write-offs	(181)	(386)	—
Recoveries	—	—	—
Ending balance	$736	$638	$505

Property and equipment, net

The components of property and equipment were as follows (in thousands):

	December 31,
	2009	2008

Equipment	$14,734	$13,551
Furniture and fixtures	4,092	3,993
Computer software	4,358	7,572
Leasehold improvements	2,629	2,521
Total property and equipment	25,813	27,637
Less accumulated depreciation and amortization	(20,328)	(16,118)
Property and equipment, net	$5,485	$11,519

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

Phase 1 of the implementation, which related to the replacement of the Company’s general ledger, was completed in 2007. The related capitalized costs are being depreciated over seven years and, as of December 31, 2009, the net book value of Phase 1 was $626,000. Phase 2 of the implementation, which consisted of replacing the Company’s various customer relationship management and order processing systems, was put on hold in 2008 in conjunction with its cost-control efforts. In 2009, the Company determined, in conjunction with continued cost-control measures, that it would not implement Phase 2. As a result, in 2009 the Company recognized an asset impairment charge of $3.1 million related to the Phase 2 implementation.

Other intangible assets, net

Acquired intangible assets subject to amortization were as follows (in thousands):

	December 31, 2009			December 31, 2008
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value

Software technology	$3,400	$(3,400)	$—	$3,400	$(3,334)	$66
Patents and patent applications	2,500	(2,118)	382	2,500	(1,758)	742
Total intangible assets subject to amortization	$5,900	$(5,518)	$382	$5,900	$(5,092)	$808

During the 2007, the Company recognized a $242,000 patent impairment charge related to a patent application acquired in the HInnovation, Inc. acquisition in February 2004. This patent application was rejected by the United States Patent and Trademark Office on August 23, 2007, and the Company decided not to pursue this application further.

Intangible assets subject to amortization are amortized on a straight-line basis over the estimated period of benefit. Amortization expense was $426,000, $1.0 million and $1.2 million for the years ended December 31, 2009, 2008 and 2007, respectively. The estimated future annual amortization expense for identified intangible assets is as follows (in thousands):

2010	$360
2011	22
$382

The preceding expected amortization expense is an estimate. Actual amortization expense may differ from estimates due to additional intangible asset acquisitions, impairment of intangible assets, accelerated amortization of intangible assets, and other events.

Goodwill

There were no changes to the carrying value of goodwill for the years ended December 31, 2009 and 2008. The Company’s goodwill has never been impaired.

Deferred revenue

The components of deferred revenue were as follows (in thousands):

	December 31,
	2009	2008

Maintenance and support	$13,043	$13,912
Customer education	2,036	3,034
Professional services	848	788
Software	255	616
Hardware and other	351	538
Total deferred revenue	16,533	18,888
Less current portion	(15,500)	(17,724)
Long-term portion of deferred revenue	$1,033	$1,164

4.              Commitments and contingencies

Operating lease commitments

The Company rents office space and certain office equipment under operating leases. In addition to minimum lease payments, the office leases require payment of a proportionate share of real estate taxes and building operating expenses. Total rent expense, including an allocation of the lessor’s operating costs, was $1.8 million, $1.8 million and $1.7 million for the years ended December 31, 2009, 2008 and 2007, respectively.

In March 2004, the Company signed a non-cancelable operating lease for a new office facility in Minnetonka, Minnesota. The new lease term started in February 2005 and expires in January 2012. The Company moved into the Minnetonka location and moved out of its Plymouth, Minnesota location in February 2005.

The Company recorded deferred rent of $1.6 million in the first quarter of 2005 relating to estimated payments by the Minnetonka lessor for the benefit of the Company. Such payments are considered lease incentives under ASC Topic 840, Leases, and are amortized as a reduction of rent expense over the term of the Minnetonka lease.

During the year ended December 31, 2007, the Company expanded its Minnetonka headquarters and received leasehold improvements paid for by the Minnetonka lessor of $199,000. Such leasehold improvements were recorded as an asset by the Company and amortized over the shorter of their estimated useful lives or the remaining terms of the related leases, with a corresponding amount recorded as deferred rent and amortized as a reduction of rent expense over the term of the Minnetonka lease.

The deferred rent balance was $882,000 ($413,000 was classified as current) and $1.3 million ($394,000 was classified as current) as of December 31, 2009 and 2008, respectively.

The minimum lease payments, excluding estimated taxes and operating cost rent obligations, are approximately (in thousands):

Year	Amount
2010	$1,026
2011	1,020
2012	182
Total	$2,228

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

Share Repurchase Program

During 2008, the Company’s Board of Directors approved a share repurchase program, which authorized open market transactions of up to $40.0 million, including fees and expenses, of the Company’s common stock. On March 3, 2009, the Company announced additional repurchases of up to 1.0 million shares of its common stock.  The program authorizes management to repurchase shares from time to time, depending on market conditions. During 2008, the Company completed stock repurchases of 2.8 million shares for $38.2 million, inclusive of fees and expenses. During 2009, the Company completed stock repurchases of 562,000 shares for $6.1 million, inclusive of fees and expenses. As of December 31, 2009, the Company had purchased 3.3 million shares of its common stock for $44.3 million through open market transactions. The maximum number of shares that may yet be purchased under the plans or programs was 588,000 shares as of December 31, 2009. The active share repurchase program expires on March 1, 2011.

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

On May 4, 2006, the shareholders of the Company approved the Vital Images, Inc. 2006 Long-Term Incentive Plan (the “2006 Plan”). The 2006 Plan provides that the total number of shares of the Company’s common stock that may be subject to options, restricted stock awards and other equity awards granted under the 2006 Plan shall not exceed 900,000 shares. On June 3, 2008, the shareholders of the Company approved an amendment to the 2006 Plan to increase the shares reserved under the plan by 1.6 million shares, resulting in total shares reserved for issuance under the 2006 Plan of 2.5 million shares. The 2006 Plan provides the Board of Directors or a committee of the Board the authority to grant incentive stock options qualified as such under Section 422 of the Internal Revenue Code of 1986 and nonqualified stock options, awards of restricted stock, stock appreciation rights, other equity-based awards, cash-based awards or any combination of such awards subject to the terms of the 2006 Plan. As of December 31, 2009, 894,106 shares remained available for the grant of awards under the 2006 Plan.

The following table summarizes stock option activity for 2009, 2008 and 2007:

	Shares Underlying Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)

Total outstanding as of December 31, 2006	1,797,179	$16.24

Options granted	469,595	$30.99
Options exercised	(220,604)	$10.68
Options cancelled	(64,766)	$26.66

Total outstanding as of December 31, 2007	1,981,404	$20.03

Options granted	1,081,070	$14.77
Options exercised	(242,525)	$7.95
Options cancelled	(367,090)	$23.93

Total outstanding as of December 31, 2008	2,452,859	$18.32

Options granted	576,220	$9.86
Options exercised	(163,008)	$7.07
Options cancelled	(226,304)	$20.52

Total outstanding as of December 31, 2009	2,639,767	$16.98	2.73	$2,182
Options exercisable as of:
December 31, 2007	1,206,104	$14.71
December 31, 2008	1,259,018	$18.98
December 31, 2009	1,470,633	$19.67	2.28	$563

Various price ranges and weighted average information for options outstanding and exercisable as of December 31, 2009 are as follows:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$7.25	-	$9.60	460,324	3.17	$8.79	114,974	$8.81
$9.94	-	$12.60	497,215	2.52	$11.91	178,165	$12.04
$12.64	-	$15.24	506,952	3.27	$15.10	221,344	$15.08
$15.25	-	$16.57	493,887	3.14	$15.70	367,366	$15.85
$16.65	-	$32.14	553,924	1.82	$27.41	484,566	$27.10
$32.16	-	$35.70	127,465	2.21	$33.36	104,218	$33.41
			2,639,767	2.73	$16.98	1,470,633	$19.67

The aggregate intrinsic value of options (that is, the amount by which the market price of the stock on the date of exercise exceeded the exercise price of the option) exercised during the years ended December 31, 2009, 2008 and 2007 was $773,000, $1.5 million and $4.4 million, respectively. The Company issues new shares when stock option awards are exercised. Cash received from the exercise of stock options for the years ended December 31, 2009, 2008 and 2007 was $1.2 million, $1.9 million and $2.4 million, respectively. The total tax benefit related to tax deductions from options exercised for the years ended December 31, 2009, 2008 and 2007 was $255,000, $490,000 and $1.5 million, respectively.

Cash Tender Offer for Employee Stock Options

On February 22, 2010, the Company filed a cash tender offer for certain employee stock options. The tender offer is planned to terminate, unless otherwise extended by the Company in its sole discretion, 20 business days after its commencement. The tender offer applies to outstanding stock options held by employees with an exercise price equal to or greater than $25.00 per share. The price to be offered for each eligible stock option is a discount to its Black-Scholes fair value. The Company’s management may participate in this offer, but non-employee members of the Company’s board of directors may not. As of February 16, 2010, there were approximately 406,000 eligible options. If all eligible options are tendered and accepted in the offer, the aggregate cash purchase price would be approximately $213,000.

As a result of the tender offer, the Company will incur an equity-based compensation charge of up to $760,000, consisting of the remaining unamortized equity-based compensation expense associated with the eligible options tendered in the offer. This charge would be reflected in the financial results of the fiscal quarter in which the offer is completed, currently anticipated to be the first quarter of 2010.

The tender offer is subject to a number of other terms and conditions set forth in the offering documents. Neither the Company’s management nor its board of directors makes any recommendation in connection with the tender offer.

Restricted stock

The Company grants nonvested shares of common stock (“restricted stock”) to certain employees under the 1997 Plan and the 2006 Plan. The restricted stock generally vests 25% annually beginning one year after the grant date.  The following table summarizes the restricted stock activity for the years ended December 31, 2009, 2008 and 2007:

	Restricted Shares	Weighted-Average Grant Date Fair Value Per Share
Total outstanding as of December 31, 2006	115,677	$21.65
Shares granted	14,250	$34.21
Shares vested	(35,677)	$20.88
Shares forfeited/cancelled	(4,647)	$24.53
Total outstanding as of December 31, 2007	89,603	$23.81
Shares granted	30,000	$13.74
Shares vested	(29,816)	$20.98
Shares forfeited/cancelled	(27,210)	$25.42
Total outstanding as of December 31, 2008	62,577	$19.63
Shares granted	15,000	$12.02
Shares vested	(28,085)	$18.64
Shares forfeited/cancelled	(369)	$24.48
Total outstanding as of December 31, 2009	49,123	$17.83

The total tax benefit related to tax deductions from restricted stock vested during the years ended December 31, 2009, 2008 and 2007 was $118,000, $183,000 and $368,000, respectively.

Employee stock purchase plan

The ESPP was approved and adopted by Bio-Vascular, as the sole shareholder of the Company, in May 1997. The ESPP, which became effective on July 1, 1997, enables eligible employees to purchase the Company’s common stock at a price equal to 85% of the fair market value of the stock on the date an offering period commences or on the date an offering period terminates, whichever is lower. Shares of common stock are offered under the ESPP during a series of offering periods, with each offering period running for a calendar quarter.  On June 3, 2008, the shareholders of the Company approved an amendment to the ESPP to increase, from 250,000 shares of common stock to 400,000 shares of common stock, the number of aggregate shares of common stock that can be issued and sold to participating employees of the Company under the ESPP. The ESPP covers substantially all employees, subject to certain limitations. Each employee may elect to have up to 10% of his or her base pay withheld and applied toward the purchase of shares in each such offering period. As of December 31, 2009, 82,258 shares of common stock remained reserved for future purchases under the ESPP.

6.              Income taxes

The Company has adopted accounting guidance related to uncertain tax positions. This accounting guidance prescribes a recognition threshold and measurement attribute for recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of uncertain tax position guidance did not have a material impact on the Company’s Consolidated Financial Statements. Additionally, the adoption of the guidance had no impact on retained earnings or the gross liability for uncertain tax positions. The Company had no uncertain tax positions as of December 31, 2009 and 2008.

The Company did not have any material unrecognized tax benefits as of December 31, 2009 and 2008. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision. The Company recorded no interest and penalties during the year ended December 31, 2009 and 2008 and had no accrued interest and penalties as of December 31, 2009. The Company is no longer subject to U.S. federal tax examinations by tax authorities for tax years before 2006. The Company is open to state tax audits until the applicable statute of limitations expires.

The components of income before income taxes were as follows (in thousands):

	For the Year Ended December 31,
	2009	2008	2007
Income before income taxes:
U.S.	$(7,343)	$(5,710)	$1,313
International	423	528	405
	(6,920)	(5,182)	1,718

The income tax provision included the following components (in thousands):

	For the Year Ended December 31,
	2009	2008	2007
Current income taxes:
Federal	$—	$—	$112
State	—	—	140
Foreign	107	139	115
	107	139	367
Deferred income taxes:
Federal	14,417	(2,296)	93
State	(192)	(225)	(109)
Foreign	—	—	—
	14,225	(2,521)	(16)
Provision for income taxes	$14,332	$(2,382)	$351

During 2009, the Company recognized $194,000 in one-time tax benefits resulting from tax legislation, which enabled the Company to receive cash payment for the monetization of certain historic research and development tax credits. Also as a result of the legislation, the Company recognized a $248,000 one-time tax benefit related to the refund of certain alternative minimum tax payments in prior years.

A reconciliation of the Company’s income tax provision computed using the federal statutory rate to the tax provision reported in the Company’s statements of operations is as follows (in thousands):

	For the Year Ended December 31,
	2009	2008	2007
Tax provision (benefit) computed at the federal statutory rate	$(2,353)	$(1,762)	$584
State taxes, net of federal benefit	(111)	(132)	96
Increase (decrease) in tax from:
Stock-based compensation	49	52	244
Research and development tax credits	(495)	(725)	(682)
Business meals and entertainment	93	119	119
Foreign tax rate differential	(36)	(39)	(23)
Change in valuation allowance	17,205	108	(4)
Other, net	(20)	(3)	17
Provision (benefit) for income taxes	$14,332	$(2,382)	$351

The significant components of the Company’s tax-effected net deferred tax assets were as follows (in thousands):

	December 31, 2009		December 31, 2008
	Deferred tax assets	Deferred tax liabilities	Deferred tax assets	Deferred tax liabilities

Net operating loss carryforwards	$5,464	$—	$4,418	$—
Research and development tax credit	4,585	—	4,285	—
Equity-based compensation	4,329	—	3,736	—
Depreciation and amortization	1,598	—	1,286	—
Accrued expenses and allowances	813	—	760	—
Deferred revenue	388	—	425	—
Other	23	—	270	—
Identified intangible assets	—	140	—	295
Unrealized gain on investments	—	56	—	106
Total deferred taxes before valuation allowance	17,200	196	15,180	401
Less valuation allowance	(17,200)	(196)	(221)	—
Net deferred taxes	$—	$—	$14,959	$401

Realizability of deferred tax assets

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

The Company has evaluated its deferred tax assets each reporting period, including making an assessment of cumulative pretax results in recent years and projections of cumulative pretax results in future periods. As a general guideline, the Company considered the cumulative pretax results from the most recent three years. A significant negative factor in the Company’s assessment at June 30, 2009 was that the Company would transition to a three-year historical cumulative pretax loss during 2009, as highly profitable quarters in 2006 were removed from the cumulative three-year pretax results. In addition, uncertain near-term market and economic conditions reduced the Company’s ability to rely on projections of future taxable income in assessing the realization of the Company’s deferred tax assets. As a result, during the three months ended June 30, 2009, the Company recorded a non-cash charge of $15.0 million to the provision for income taxes to establish a full valuation allowance against its deferred tax assets. If pretax results improve in future periods, the Company may be able to utilize the deferred tax assets to reduce tax payments.

Net operating loss carryforwards and other tax credit carryforwards

The Company had federal tax loss carryforwards of approximately $15.5 million, representing a $5.3 million deferred tax asset as of December 31, 2009. The federal tax loss carryforwards will expire in 2019 through 2028 if not utilized. The Company had a full valuation allowance against this deferred tax asset as of December 31, 2009.

The Company had state tax loss carryforwards of approximately $3.7 million, representing a $199,000 deferred tax asset as of December 31, 2009. The state tax loss carryforwards will expire at various dates through 2025 if not utilized. The Company had a full valuation allowance against this deferred tax asset as of December 31, 2009.

The Company had other federal and state tax credits and carryforwards of approximately $4.7 million, representing a $4.7 million deferred tax asset as of December 31, 2009. The federal and state credits and carryforwards will expire in 2010 through 2029 if not utilized. The Company had a full valuation allowance against this deferred tax asset as of December 31, 2009.

Changes in the valuation allowance were as follows (in thousands):

	For the Year Ended December 31,
	2009	2008	2007

Beginning balance	$221	$139	$185
Additions	17,225	108	—
Reversals	(442)	—	(4)
Write-offs	—	(26)	(42)
Ending balance	$17,004	$221	$139

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

7.              Employee benefit plan

The Company maintains the Vital Images, Inc. Salary Savings Plan (the “Plan”), which is intended to qualify under Section 401(k) of the Internal Revenue Code of 1986, as amended. The Plan covers substantially all employees. Each employee may elect to contribute to the Plan through payroll deductions up to 100% of his or her salary, subject to certain limitations. At the discretion of the Board of Directors, the Company may make matching contributions equal to a percentage of the salary reduction contributions or other discretionary amounts. The Company paid matching contributions of $372,000, $412,000 and $410,000 in 2009, 2008 and 2007, respectively.

8.              Research and development

In January 2009, the Company and Toshiba entered into a development agreement under which Toshiba provides funding in support of the Company’s research and development efforts, and the parties work collaboratively to develop and deliver innovative technology advancements for Toshiba’s medical equipment and the Company’s advanced visualization software solutions. Software developed under the agreement is owned by the Company, and intellectual property in either party’s possession that may be useful in the development efforts or that is produced during the development activities is subject to cross-licenses. For payments received under the agreement, the Company’s policy is to offset research and development expense in the period in which the related costs are incurred. The agreement does not provide for recourse of payments previously offset against incurred expenses. The Company received payments of $1,024,000 in 2009, and recognized credits of $1,137,000 in 2009, to its research and development expense for reimbursement from Toshiba to offset the development costs the Company incurred during the respective periods under the agreement. The remaining unpaid balance of $113,000 was included in other current assets as of December 31, 2009.

9.              Restructuring charge

The Company reduced its workforce by approximately 11% under a plan announced in November 2008 in order to align the Company’s operations with market conditions and improve profitability in future periods. In connection with the reduction in workforce, the Company incurred certain charges in 2008 totaling $660,000, which were primarily comprised of employee severance and other termination costs. The following table summarizes 2008 restructuring transactions, subsequent payments, and related liability balances (in thousands):

Severance and Other Termination Costs
Balance at January 1, 2008	$—
Restructuring charges	660
Payments	(519)
Balance at December 31, 2008	141
Payments	(141)
Balance at December 31, 2009	$—

Actions with respect to the above activities were completed in the fourth quarter of 2008.

10.       Significant customers and geographic data

Customers accounting for more than 10% of the Company’s total revenue are as follows (in thousands):

	For the Year Ended December 31,
	2009	2008	2007

Toshiba Medical Systems Corporation	$31,457	$35,275	$32,710
Percentage of total revenue	54%	52%	47%

Customers accounting for more than 10% of the Company’s accounts receivable are as follows (in thousands):

	December 31,
	2009	2008

Toshiba Medical Systems Corporation	36%	42%
McKesson Information Solutions LLC	14%	7%
Medtronic Inc.	12%	—%

The majority of the Company’s long-lived assets are located in the United States.

Export revenue accounted for 34%, 29% and 19% of total revenue for the years ended December 31, 2009, 2008 and 2007, respectively. The Company’s export sales are primarily negotiated, invoiced and paid in U.S. dollars, with a portion of sales transactions denominated in foreign currencies.

Sales to customers located in the following geographic areas are summarized as follows (in thousands):

	For the Year Ended December 31,
	2009	2008	2007

United States	$38,251	$48,473	$56,630
Europe	10,881	11,316	8,378
Asia and Pacific	4,867	4,383	2,907
Other foreign	4,231	3,969	2,261
	$58,230	$68,141	$70,176

11. Selected quarterly financial data (unaudited)

The following summarized unaudited quarterly financial data has been prepared using the unaudited quarterly financial statements of the Company (in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2009
Total revenue	$14,788	$13,375	$14,300	$15,767
Gross profit	$11,232	$10,125	$10,836	$11,832
Net loss	$(251)	$(19,621)	$(750)	$(630)
Loss per share – basic and diluted (1)	$(0.02)	$(1.37)	$(0.05)	$(0.04)

2008
Total revenue	$17,317	$15,707	$17,679	$17,438
Gross profit	$13,397	$12,106	$13,619	$13,146
Net loss	$(594)	$(1,577)	$(243)	$(386)
Loss per share – basic and diluted (1)	$(0.03)	$(0.09)	$(0.02)	$(0.03)

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

10.4

Form of Change in Control Agreement between Vital Images, Inc. and Steven P. Canakes, incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.*

10.5

Employment Agreement dated September 8, 2005 by and between Vital Images, Inc. and Steven P. Canakes, incorporated by reference to Exhibit 99.7 to the Company’s Current Report on Form 8-K dated September 12, 2005.*

10.6

Change in Control Agreement dated May 16, 2005, by and between Vital Images, Inc. and Michael H. Carrel, incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K dated May 19, 2005.*

10.7	2006 Long Term Incentive Plan incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 9, 2006.*

10.8

Employment Agreement dated January 12, 2008 by and between Vital Images, Inc. and Michael H. Carrel, incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.*

10.9

Employment Agreement dated January 12, 2008 by and between Vital Images, Inc. and Peter J. Goepfrich, incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.*

10.10

Separation and Non-Compete Agreement dated January 16, 2008 by and between Vital Images, Inc. and Jay D. Miller, incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.*

Item No.	Description

10.11

Separation and Non-Compete Agreement dated June 30, 2008 by and between Vital Images, Inc. and Philip I. Smith, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.*

10.12

Separation and Non-Compete Agreement dated September 11, 2008 by and between Vital Images, Inc. and Susan A. Wood, Ph. D., incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.*

10.13

Offer letter dated August 5, 2008 by and between Vital Images, Inc. and Vikram Simha, incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.* [b]

10.14

Employment Agreement dated August 6, 2008 by and between Vital Images, Inc. and Vikram Simha, incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.*

10.15

Change in Control Agreement dated August 5, 2008, by and between Vital Images, Inc. and Vikram Simha, incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.*

10.16

Offer letter dated December 10, 2008 by and between Vital Images, Inc. and Reza A. Ghanbari, incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.*

10.17

Employment Agreement dated December 10, 2008 by and between Vital Images, Inc. and Reza A. Ghanbari, incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.*

10.18

Change in Control Agreement dated December 10, 2008, by and between Vital Images, Inc. and Reza A. Ghanbari, incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.*

10.19

Marketing and Distribution Agreement between Vital Images, Inc. and Toshiba Medical Systems Corporation dated November 21, 2008, incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. [b]

10.20

Development Agreement between Vital Images, Inc. and Toshiba Medical Systems Corporation dated January 8, 2009, incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. [b]

10.21	Offer letter dated September 25, 2009 by and between Vital Images, Inc. and Aaron Erkan Akyuz, filed herewith.*

10.22	Employment Agreement dated October 1, 2009 by and between Vital Images, Inc. and Aaron Erkan Akyuz, filed herewith.*

10.23	Change in Control Agreement dated September 25, 2009, by and between Vital Images, Inc. and Aaron Erkan Akyuz, filed herewith.*

Item No.	Description

21.1	Subsidiaries of Registrant, filed herewith.

23.1	Consent of PricewaterhouseCoopers LLP, filed herewith.

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

*                 Indicates a management contract or compensatory plan or arrangement.

b                   Portions of such exhibit are treated as confidential pursuant to a request for that confidential treatment filed with the Commission by Vital Images.