Form 10-Q
period 2010-03-31
VITAL IMAGES INC
filed 2010-05-10
CIK 912888

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

On May 3, 2010, there were 14,447,388 shares of the Registrant’s common stock, par value $.01 per share, outstanding.

Vital Images, Inc.

Form 10-Q

March 31, 2010

Part I. Financial Information

Item 1.  Financial Statements

Vital Images, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)
(Unaudited)

	March 31,	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$121,121	$120,317
Marketable securities	14,481	9,673
Accounts receivable, net	13,068	12,196
Prepaid expenses and other current assets	2,546	2,686
Total current assets	151,216	144,872
Marketable securities	7,443	12,234
Property and equipment, net	4,785	5,485
Other intangible assets, net	292	382
Goodwill	9,089	9,089
Total assets	$172,825	$172,062

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,629	$2,588
Accrued compensation	2,264	3,574
Accrued royalties	789	812
Other current liabilities	1,684	1,364
Deferred revenue	15,764	15,500
Total current liabilities	23,130	23,838
Deferred revenue	1,087	1,033
Deferred rent	362	469
Total liabilities	24,579	25,340

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock: $0.01 par value; 5,000 shares authorized; none issued or outstanding	—	—
Common stock: $0.01 par value; 40,000 shares authorized; 14,442 issued and outstanding as of March 31, 2010; and 14,330 shares issued and outstanding as of December 31, 2009	144	143
Additional paid-in capital	170,659	168,058
Accumulated deficit	(22,724)	(21,632)
Accumulated other comprehensive income	167	153
Total stockholders’ equity	148,246	146,722
Total liabilities and stockholders’ equity	$172,825	$172,062

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

Vital Images, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended
	March 31,
	2010	2009

Revenue:
License fees	$5,521	$5,994
Maintenance and services	8,804	8,561
Hardware	434	233
Total revenue	14,759	14,788

Cost of revenue:
License fees	917	970
Maintenance and services	2,347	2,377
Hardware	440	209
Total cost of revenue	3,704	3,556

Gross profit	11,055	11,232

Operating expenses:
Sales and marketing	5,479	5,440
Research and development	4,030	4,002
General and administrative	2,722	2,743
Total operating expenses	12,231	12,185

Operating loss	(1,176)	(953)

Interest income	108	430
Loss before income taxes	(1,068)	(523)
Provision (benefit) for income taxes	24	(272)
Net loss	$(1,092)	$(251)

Net loss per share – basic and diluted	$(0.08)	$(0.02)

Weighted average common shares outstanding – basic and diluted	14,332	14,518

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

Vital Images, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the Three Months Ended
	March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(1,092)	$(251)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property and equipment	927	1,285
Amortization of identified intangibles	90	156
Provision for doubtful accounts	66	88
Deferred income taxes	—	(300)
Excess tax benefit from stock transactions	—	(58)
Amortization of discount and accretion of premium on marketable securities	(3)	90
Employee stock-based compensation (Note 4)	1,487	992
Amortization of deferred rent	(102)	(97)
Changes in operating assets and liabilities:
Accounts receivable	(938)	2,522
Prepaid expenses and other assets	140	323
Accounts payable	44	(1,053)
Accrued expenses and other liabilities	(1,041)	(993)
Deferred revenue	318	(1,155)
Net cash (used in) provided by operating activities	(104)	1,549

Cash flows from investing activities:
Purchases of property and equipment	(230)	(721)
Purchases of marketable securities	—	(11,902)
Proceeds from maturities of marketable securities	—	2,090
Net cash used in investing activities	(230)	(10,533)

Cash flows from financing activities:
Repurchases of common stock	—	(3,249)
Proceeds from sale of common stock under stock plans	1,332	513
Payment for options tendered (Note 4)	(194)	—
Excess tax benefit from stock transactions	—	58
Net cash provided by (used in) financing activities	1,138	(2,678)

Net increase (decrease) in cash and cash equivalents	804	(11,662)
Cash and cash equivalents, beginning of period	120,317	109,706
Cash and cash equivalents, end of period	$121,121	$98,044

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

Vital Images, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.           Basis of presentation

The accompanying unaudited Condensed Consolidated Financial Statements of Vital Images, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, for a fair statement have been included. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the year ending December 31, 2010. The December 31, 2009 condensed consolidated balance sheet information was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

The Condensed Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated. The Company views its operations and manages its business as one reportable segment - the development and marketing of software and related products and services for advanced visualization and analysis solutions for use by medical professionals in clinical analysis and therapy planning. Factors used to identify the Company’s single operating segment include the financial information available for evaluation by the chief operating decision maker in making decisions about how to allocate resources and assess performance. The Company markets its products and services through a direct sales force, resellers and independent distributors in the United States and international markets.

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

Operating expenses for the three months ended March 31, 2009 as reported and as reclassified were as follows:

	For the Three Months Ended
	March 31, 2009
	As Previously Reported	As Reclassified
Operating expenses:
Sales and marketing	$5,955	$5,440
Research and development	3,261	4,002
General and administrative	2,969	2,743
Total operating expenses	$12,185	$12,185

2.           Significant customers and geographic data

Significant customer revenue (dollars in thousands):

	For the Three Months Ended
	March 31,
	2010	2009
Toshiba Medical Systems Corporation	$8,220	$8,233
Percentage of total revenue	56%	56%

Customers accounting for more than 10% of the Company’s accounts receivable were as follows (in thousands):

	March 31, 2010	December 31, 2009

Toshiba Medical Systems Corporation	58%	36%
McKesson Information Solutions LLC	16%	14%
Medtronic Inc.	*	12%

*Less than 10%.

Sales to customers located in the following geographic areas are summarized as follows (in thousands):

	For the Three Months Ended
	March 31,
	2010	2009
United States	$9,644	$9,684
Europe	2,681	2,663
Asia and Pacific	1,604	1,348
Other foreign	830	1,093
Total	$14,759	$14,788
Export revenue as a percent of total revenue	35%	35%

The Company’s export sales are primarily negotiated, invoiced and paid in U.S. dollars, with a portion of sales transactions denominated in foreign currencies.

3.           Research and development

In January 2009, the Company and Toshiba entered into a development agreement under which Toshiba provides funding in support of the Company’s research and development efforts, and the parties work collaboratively to develop and deliver innovative technology advancements for Toshiba’s medical equipment and the Company’s advanced visualization software solutions. Software developed under the agreement is owned by the Company, and intellectual property in either party’s possession that may be useful in the development efforts or that is produced during the development activities is subject to cross-licenses. For payments received under the agreement, the Company’s policy is to offset research and development expense in the period in which the related costs are incurred. The agreement does not provide for recourse of payments previously offset against incurred expenses. The Company received payments of $481,000 during the three months ended March 31, 2010, and recognized credits of $241,000 during the three months ended March 31, 2010, to its research and development expense for reimbursement from Toshiba to offset the development costs the Company incurred during the period under the agreement. The remaining unrecognized balance of $240,000 was included in other current liabilities as of March 31, 2010 and will be recognized as an offset to research and development expense in future periods as the development costs are incurred.

4.           Equity-based compensation

During the three months ended March 31, 2010, the Company initiated a cash tender offer for certain employee stock options in an effort to reduce its stock option overhang. The tender offer expired on March 19, 2010. Pursuant to the tender offer, employees tendered for purchase 360,000 options, and the Company accepted for purchase all such options. As a result, the Company paid an aggregate of $194,000 to the participating employees and incurred a equity-based compensation expense of $692,000 related to the remaining unamortized equity-based compensation expense associated with the options tendered in the offer. The tender offer applied to outstanding stock options held by employees with an exercise price equal to or greater than $25.00 per share. The price offered for each eligible stock option was at a discount to its Black-Scholes fair value.

The following table illustrates how equity-based compensation relating to the tender offer was allocated to the condensed consolidated statements of operations (in thousands):

For the Three Months Ended
March 31, 2010
Cost of revenue	$61
Sales and marketing	247
Research and development	180
General and administrative	204
Equity-based compensation expense relating to the tender offer	$692

The following table illustrates how equity-based compensation, including the expense related to the tender offer, was allocated to the condensed consolidated statements of operations (in thousands):

	For the Three Months Ended
	March 31,
	2010	2009
Cost of revenue	$137	$80
Sales and marketing	430	312
Research and development	414	231
General and administrative	506	369
Total equity-based compensation expense	$1,487	$992

As of March 31, 2010, approximately $5.1 million of unrecognized compensation expense related to stock options was expected to be recognized over a weighted-average period of 2.8 years. As of March 31, 2010, approximately $276,000 of unrecognized compensation expense related to restricted stock awards was expected to be recognized over a weighted-average period of 2.9 years.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. The Black-Scholes option valuation model requires the development of assumptions that are input into the model. These assumptions include the expected stock volatility, the risk-free interest rate, the option’s expected life and the dividend yield on the underlying stock.

For purposes of calculating the fair value of options under applicable accounting standards, the weighted-average fair value of options granted was $5.84 for the three months ended March 31, 2010 and $3.34 for the three months ended March 31, 2009. The weighted-average fair values for the options were based on the fair values on the dates of grant. The fair values for the options were calculated using the Black-Scholes option-pricing model, with the following weighted-average assumptions and expense adjusted using the following expected forfeiture rate assumptions:

	For the Three Months Ended March 31,
	2010	2009
Expected option life	3.73 years	3.75 years
Expected volatility factor	46%	48%
Expected dividend yield	0%	0%
Risk-free interest rate	1.98%	1.57%
Expected forfeiture rate	2%	2%

The following table summarizes stock option activity for the three months ended March 31, 2010:

Shares Underlying Options

Total outstanding as of December 31, 2009	2,639,767
Options granted	322,200
Options exercised	(122,761)
Options cancelled	(513,507)
Total outstanding as of March 31, 2010	2,325,699

Options granted during the three months ended March 31, 2010 consisted of the Company’s annual grant to employees and grants to new hires for the three months ended March 31, 2010. Options cancelled during the three months ended March 31, 2010 included cancellation of options for 360,000 shares resulting from the tender offer.

The following table summarizes restricted shares activity for the three months ended March 31, 2010:

Restricted Shares

Total outstanding as of December 31, 2009	49,123
Shares vested	(4,486)
Shares forfeited/cancelled	(17,950)
Total outstanding as of March 31, 2010	26,687

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

For the three months ended March 31, 2010 and 2009, common share equivalents are not included in the diluted net loss per share calculations because they were antidilutive due to the Company having a net loss for each of the periods. Shares subject to antidilutive stock options and restricted stock awards excluded from net loss per share totaled 2.4 million and 2.7 million for the three months ended March 31, 2010 and 2009, respectively.

6.           Comprehensive income (loss)

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

The components of comprehensive loss were as follows (in thousands):

	For the Three Months Ended
	March 31,
	2010	2009
Net loss	$(1,092)	$(251)
Other comprehensive income (loss):
Net change in unrealized gain or loss on available-for-sale investments, net of tax	14	(86)
Comprehensive loss	$(1,078)	$(337)

7.           Fair value measurements

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2010 and December 31, 2009 (in thousands):

		Fair Value Measurements at March 31, 2010 Using
	Total Carrying Value at	Quoted price in active markets	Significant other observable inputs	Significant unobservable inputs
	March 31, 2010	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market	$114,965	$114,965	$—	$—

Marketable securities:
Corporate debt	16,925	16,925	—	—
Government debt	4,999	4,999	—	—
Total marketable securities	21,924	21,924	—	—
Total cash equivalents and marketable securities	$136,889	$136,889	$—	$—

		Fair Value Measurements at December 31, 2009 Using
	Total Carrying Value at	Quoted price in active markets	Significant other observable inputs	Significant unobservable inputs
	December 31, 2009	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market	$114,830	$114,830	$—	$—

Marketable securities:
Corporate debt	16,911	16,911	—	—
Government debt	4,996	4,996	—	—
Total marketable securities	21,907	21,907	—	—
Total cash equivalents and marketable securities	$136,737	$136,737	$—	$—

Cash equivalents and marketable securities measured at fair value using quoted market prices are classified within Level 1 of the valuation hierarchy.

8.           Other intangible assets

Acquired intangible assets subject to amortization were as follows (in thousands):

	March 31, 2010	December 31, 2009
Gross Carrying Value	$2,500	$2,500
Accumulated Amortization	(2,208)	(2,118)
Net Carrying Value	$292	$382

Other intangible assets consist of patents and patent applications subject to amortization and are amortized on a straight-line basis over the estimated period of benefit. Amortization expense related to other intangible assets was $90,000 and $156,000 for the three months ended March 31, 2010 and 2009.

The estimated future amortization expense for intangible assets as of March 31, 2010 is as follows (in thousands):

Remainder of 2010	$270
2011	22
Total	$292

The preceding expected amortization expense is an estimate. Actual amortization expense may differ from estimates due to any additional intangible asset acquisitions, impairment of intangible assets, accelerated amortization of intangible assets and other events.

9.           Deferred revenue

The components of deferred revenue were as follows:

	March 31,	December 31,
	2010	2009
Maintenance and support	$13,188	$13,043
Customer education	2,166	2,036
Professional services	771	848
Software	276	255
Hardware and other	450	351
Total deferred revenue	16,851	16,533
Less current portion	(15,764)	(15,500)
Long-term portion of deferred revenue	$1,087	$1,033

10.    Income taxes

As of March 31, 2010 and December 31, 2009, the Company had a full valuation allowance against its $16.8 million of deferred tax assets based on the Company’s assessment of cumulative pretax results in recent years and projections of cumulative pretax results in future periods. During the three months ended March 31, 2010, the Company recognized a $24,000 provision for income taxes relating entirely to foreign income taxes. For the three months ended March 31, 2009, the Company’s $272,000 benefit for income taxes consisted of federal, state and foreign income taxes. The Company’s consolidated effective income tax rate for the three months ended March 31, 2009 was 52.0%, which was a composite rate of the applicable rates in the various jurisdictions and included the relative impact of research and development credits on pretax results for the three months ended March 31, 2009.

11.    Commitments and contingencies

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

12.    Share repurchase program

As of the March 31, 2010, the Company had a share repurchase program in place, under which there remained 588,000 shares authorized for repurchase on the open market. No shares were repurchased during the three months ended March 31, 2010. At the time of repurchase, shares are returned to the status of authorized and unissued shares.

The Company has accounted for repurchases as constructively retired and recorded such repurchases as a reduction of common stock and additional paid-in capital.

13.    Recent accounting pronouncements

In October 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2009-13, Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force, that provides amendments to the criteria for separating consideration in multiple-deliverable arrangements. The ASU does not apply to arrangements for which industry specific allocation and measurement guidance exists, such as long-term construction contracts and software transactions. The Company will adopt ASU No. 2009-13 on January 1, 2011. The Company may elect to adopt the provisions prospectively for new or materially modified arrangements beginning on the effective date or retrospectively for all periods presented. The Company does not expect that the adoption of this standard will have a material impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-14, Certain Revenue Arrangements That Include Software Elements—a consensus of the FASB Emerging Issues Task Force, that reduces the types of transactions that fall within the current scope of software revenue recognition guidance. Existing software revenue recognition guidance requires that its provisions be applied to an entire arrangement when the sale of any products or services containing or utilizing software when the software is considered more than incidental to the product or service. The ASU also provides guidance on how to allocate transaction consideration when an arrangement contains both deliverables within the scope of software revenue guidance (software deliverables) and deliverables not within the scope of that guidance (non-software deliverables, such as hardware). The Company will adopt ASU No. 2009-14 on January 1, 2011. The Company may elect to adopt the provisions prospectively for new or materially modified arrangements beginning on the effective date or retrospectively for all periods presented. However, the Company must elect the same transition method for this guidance as that chosen for ASU No. 2009-13. The Company does not expect that the adoption of this standard will have a material impact on the Company’s consolidated financial statements.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive summary

The financial results for Vital Images, Inc. (also referred to as “we”, “us” and “our”) have continued to be affected by the general decline in the U.S. economy, evidenced by contracted capital spending by U.S. hospitals and lower interest rates on our cash and investments. Additionally, we have been impacted by weaknesses in the markets for high-end computed tomography, or CT, equipment and picture archiving and communication systems, or PACS. We mitigated these negative factors through significant cost-control measures, while continuing to make strategic investments.

Vital Images, Inc. summary results for the three months ended March 31, 2010, were as follows:

•                  Revenue for the 2010 first quarter remained flat at $14.8 million, compared to the first quarter of 2009.

•                  Gross margin was 74.9%, compared to 76.0% for the first quarter of 2009.

•                  Loss before income taxes was $1.1 million, compared to $523,000 for the first quarter of 2009.

•                  Net loss was $1.1 million, or $(0.08) per diluted share, which included a $692,000, or $(0.05) per diluted share, equity-based compensation charge relating to the tender offer for certain employee stock options that closed in the first quarter, compared to $251,000 or $(0.02) per diluted share, for the first quarter of 2009.

Total cash, cash equivalents and marketable securities were $143.0 million as of March 31, 2010, compared to $142.2 million as of December 31, 2009. Working capital (defined as current assets less current liabilities) was $128.1 million as of March 31, 2010, an increase from $121.0 million as of December 31, 2009. The increase in working capital during the three months ended March 31, 2010 was due primarily to noncurrent marketable securities becoming current during the three months ended March 31, 2010.

Overview

We are a leading provider of advanced visualization and analysis software for physicians and healthcare specialists. We provide software, customer education, software maintenance and support, professional services and, on occasion, third-party hardware to our customers. Our technology rapidly transforms complex data generated by diagnostic imaging equipment into functional digital images that can be manipulated and analyzed using our specialized applications to better understand internal anatomy and pathology. Our solutions are designed to improve physician workflow and productivity, enhance the ability to make clinical decisions, facilitate less invasive patient care, and complement often significant capital investments in diagnostic imaging equipment made by our customers. Our software is compatible with equipment from all major manufacturers of diagnostic imaging equipment, such as CT scanners, and can be integrated into PACS. Many hospitals use PACS to acquire, distribute and archive medical images and diagnostic reports, reducing the need for film and increasing reliance on advanced visualization solutions such as ours. We also offer a Web-based solution that provides physicians with anywhere, anytime access to medical images and visualization tools through any Internet-enabled computer.

We operate and manage our business as a single business segment — the development and marketing of software and related products and services for advanced visualization and analysis solutions for use by medical professionals in clinical analysis and therapy planning. We market our products and services through a direct sales force, resellers and independent distributors in the United States and in international markets. Our common stock is currently traded on The NASDAQ Global Select Market under the symbol “VTAL.”

Critical accounting policies and estimates

Our discussion and analysis of financial condition and results of operations are based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. We have adopted various accounting policies to prepare the Condensed Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States of America. The most significant accounting policies are disclosed in Note 2 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2009. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. We continually evaluate our critical accounting policies and estimates. We discuss our critical accounting estimates in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. We did not have any significant changes in our critical accounting policies or estimates since December 31, 2009.

Results of Operations

The following table sets forth information from our condensed consolidated statements of operations, expressed as a percentage of total revenue.

	For the Three Months Ended March 31,
	2010	2009

Revenue:
License fees	37.4%	40.5%
Maintenance and services	59.7	57.9
Hardware	2.9	1.6
Total revenue	100.0	100.0

Cost of revenue:
License fees	6.2	6.5
Maintenance and services	15.9	16.1
Hardware	3.0	1.4
Total cost of revenue	25.1	24.0

Gross profit	74.9	76.0

Operating expenses:
Sales and marketing	37.1	36.8
Research and development	27.3	27.1
General and administrative	18.4	18.5
Total operating expenses	82.8	82.4

Operating loss	(7.9)	(6.4)

Interest income	0.7	2.9
Loss before income taxes	(7.2)	(3.5)

Provision (benefit) for income taxes	0.2	(1.8)

Net loss	(7.4)%	(1.7)%

Revenue

A comparison of revenue by category is as follows (dollars in thousands):

	For the Three Months Ended March 31,
	2010	2009	Change
Revenue:
License fees	$5,521	$5,994	$(473)	(8)%
Maintenance and services	8,804	8,561	243	3%
Hardware	434	233	201	86%
Total revenue	$14,759	$14,788	$(29)	(0)%

License fee revenue (dollars in thousands)

The following table sets forth information on license fee revenue by source (dollars in thousands):

	For the Three Months Ended March 31,
	2010	2009	Change
License fee revenue:
Direct and other distributors	$1,000	$1,360	$(360)	(26)%
Toshiba	4,521	4,634	(113)	(2)%
Total license fee revenue	$5,521	$5,994	$(473)	(8)%

Percent of license fee revenue:
Direct and other distributors	18%	23%
Toshiba	82%	77%
Total license fee revenue	100%	100%

The decrease in license fee revenue during the three months ended March 31, 2010, compared to the same period in 2009, was driven primarily by a decrease in the license fee revenue from outside the U.S.

Maintenance and services revenue (dollars in thousands)

	For the Three Months Ended March 31,
	2010	2009	Change
Maintenance and services revenue:
Maintenance and support	$7,849	$7,371	$478	6%
Customer education	573	955	(382)	(40)%
Professional services	382	235	147	63%
Total maintenance and services revenue	$8,804	$8,561	$243	3%

The increase in maintenance and support revenue for the three months ended March 31, 2010, compared to the same period in 2009, was due to an increase in the number of customers on maintenance contracts from new license sales. Maintenance and support revenue also included Toshiba billing adjustments relating to historic periods of $438,000 and $552,000 for the three months ended March 31, 2010 and 2009, respectively. The decrease in customer education revenue for the three months ended March 31, 2010, compared to the same period in 2009, was due to the general timing of training sessions and the effect of decreased U.S. license sales for full year 2009 compared to full year 2008. Professional services revenue increased for the three months ended March 31, 2010, compared to the same period in 2009, due to the timing of services provided.

The following table sets forth information on maintenance and services revenue by source (dollars in thousands):

	For the Three Months Ended March 31,
	2010	2009	Change
Maintenance and services revenue:
Direct and other distributors	$5,144	$5,068	$76	1%
Toshiba	3,660	3,493	167	5%
Total maintenance and services revenue	$8,804	$8,561	$243	3%

Percent of maintenance and services revenue:
Direct and other distributors	58%	59%
Toshiba	42%	41%
Total maintenance and services revenue	100%	100%

Hardware revenue

Hardware revenue increased 86% to $434,000 during the first quarter of 2010, compared to $233,000 during the first quarter of 2009. We offer to sell hardware to our customers in conjunction with license sales, and fluctuations are driven by individual customer purchasing preferences. Sales of hardware systems are not core to our strategy, although many customers purchasing our software on an enterprise basis are choosing to also purchase the hardware for their enterprise from us. We expect hardware sales to fluctuate from period to period depending upon the needs and preferences of our customers.

Cost of revenue and gross profit

A comparison of gross profit and gross margin by revenue category is as follows (dollars in thousands):

	For the Three Months Ended March 31,
	2010	2009	Change
Gross profit:
License fees	$4,604	$5,024	$(420)	(8)%
Maintenance and services	6,457	6,184	273	4%
Hardware	(6)	24	(30)	(125)%
Total gross profit	$11,055	$11,232	$(177)	(2)%

Gross margin:
License fees	83.4%	83.8%
Maintenance and services	73.3%	72.2%
Hardware	(1.4)%	10.3%
Total gross margin	74.9%	76.0%

License fee gross margins for the three months ended March 31, 2010 decreased slightly compared to the same period in 2009. The decrease in gross margin was primarily due to an increase in third party software sales in the first quarter of 2010 as well as the revenue mix between distribution channels.

Maintenance and services gross margins increased for the three months ended March 31, 2010, compared to the same period in 2009, as revenue increased due to an increase in the number of customers on maintenance contracts from new license sales.

Hardware gross margins decreased for the three months ended March 31, 2010, compared to the same period in 2009, due to variability in pricing during the periods. Hardware margin was negative for the three months ended March 31, 2010, due primarily to certain bundled sales transactions for which the revenue allocated to hardware was lower than the cost of the hardware.

Operating expenses

The following is a comparison of operating expenses as a percent of revenue, as well as the percent change in total expense:

	Percent of Revenue for the Three Months Ended March 31,		Percent Change for the Three Months Ended March 31,
	2010	2009	2009 to 2010
Operating expenses:
Sales and marketing	37.1%	36.8%	1%
Research and development	27.3	27.1	1%
General and administrative	18.4	18.5	(1)%
Total operating expenses	82.8%	82.4%	—%

Sales and marketing

Sales and marketing expenses were as follows (dollars in thousands):

	For the Three Months Ended March 31,
	2010	2009	Change
Salaries, benefits and bonuses	$2,132	$2,233	$(101)	(5)%
Overhead and other expenses	804	746	58	8%
Travel, meals and entertainment	657	611	46	8%
Trade shows and advertising	607	588	19	3%
Commissions	517	496	21	4%
Equity-based compensation	430	312	118	38%
Depreciation	332	454	(122)	(27)%
Total	$5,479	$5,440	$39	1%

Sales and marketing expense increased slightly for the three months ended March 31, 2010, compared to the same period in 2009. Equity-based compensation increased due to the tender offer in March 2010, described in the “Tender offer” section below. Depreciation expense decreased as assets became fully depreciated. We had 66 and 68 sales and marketing personnel as of March 31, 2010 and 2009, respectively.

We will continue to manage sales and marketing expenses based on market conditions and business opportunities.

Research and development

Research and development expenses were as follows (dollars in thousands):

	For the Three Months Ended March 31,
	2010	2009	Change
Salaries, benefits and bonuses	$2,720	$2,955	$(235)	(8)%
Overhead and other expenses	665	784	(119)	(15)%
Equity-based compensation	414	231	183	79%
Outside Services and consulting	309	36	273	758%
Depreciation	163	239	(76)	(32)%
Development reimbursement	(241)	(243)	2	(1)%
Total	$4,030	$4,002	$28	1%

The increase in research and development expenses for the three months ended March 31, 2010, compared to the same period in 2009, resulted from increased equity-based compensation due to the tender offer in March 2010, described in the “Tender offer” section below, which was partially offset by cost control measures. Additionally, increased outside services and consulting expenses related to test and product development services were partially offset by decreased salaries and benefits expense resulting from the termination of 20 employees in our Beijing office in August 2009 in conjunction with our decision to discontinue test and product development activities there. We had 87 and 114 research and development personnel as of March 31, 2010 and 2009, respectively.

We will continue to devote resources to develop applications and solutions to improve the cost, quality and accessibility of health care.

General and administrative

General and administrative expenses were as follows (dollars in thousands):

	For the Three Months Ended March 31,
	2010	2009	Change
Salaries, benefits and bonuses	$1,127	$1,178	$(51)	(4)%
Overhead and other expenses	555	609	(54)	(9)%
Equity-based compensation	505	369	136	37%
Accounting, auditing and legal fees	389	466	(77)	(17)%
Consulting	146	121	25	21%
Total	$2,722	$2,743	$(21)	(1)%

The decrease in general and administrative expenses during the three months ended March 31, 2010, compared to the same period in 2009, resulted from lower headcount and other cost control measures, offset in part by an increase in equity-based compensation due to the tender offer in March 2010, described in the “Tender offer” section below. We had 38 and 41 general and administrative personnel as of March 31, 2010 and 2009, respectively.

We will continue to manage general and administrative expenses relative to changes in the business.

Tender offer

During the three months ended March 31, 2010, we initiated a cash tender offer for certain employee stock options in an effort to reduce our stock option overhang. The tender offer expired on March 19, 2010. Pursuant to the tender offer, employees tendered for purchase 360,000 options, and we accepted for purchase all such options. As a result, we paid an aggregate of $194,000 to the participating employees and incurred a equity-based compensation expense of $692,000 related to the remaining unamortized equity-based compensation expense associated with the options tendered in the offer. The tender offer applied to outstanding stock options held by employees with an exercise price equal to or greater than $25.00 per share. The price offered for each eligible stock option was less than its fair value.

The following table illustrates how equity-based compensation relating to the tender offer was allocated to our condensed consolidated statements of operations (in thousands):

For the Three Months Ended
March 31, 2010
Cost of revenue	$61
Sales and marketing	247
Research and development	180
General and administrative	204
Equity-based compensation expense relating to the tender offer	$692

Interest income

We generated $108,000 of interest income in the first quarter of 2010, compared to $430,000 in the first quarter of 2009. The decrease for the three months ended March 31, 2010, compared to the same period in 2009, was due to a decline in interest rates and decreased investment in higher yielding U.S. government obligations which matured in fiscal 2009.

Income taxes

During the three months ended June 30, 2009, we established a full valuation allowance against our deferred tax assets based on our assessment of cumulative pretax results in recent years and projections of cumulative pretax results in future periods. During the three months ended March 31, 2010, we recognized a $24,000 tax provision relating entirely to our foreign operations. During the three months ended March 31, 2009, we recognized a $272,000 tax benefit, resulting in an effective income tax rate of 52.0%, which included the relative impact of research and development credits on pretax results in first quarter of 2009.

Liquidity and capital resources

The following table sets forth certain relevant measures of our liquidity and capital resources (in thousands):

	March 31, 2010	December 31, 2009
Cash and cash equivalents	$121,121	$120,317
Marketable securities - current	14,481	9,673
Marketable securities - noncurrent	7,443	12,234
Cash, cash equivalents and marketable securities	$143,045	$142,224

Working capital	$128,086	$121,034

Debt	$—	$—

Cash, cash equivalents and marketable securities as of March 31, 2010 did not change significantly compared to December 31, 2009.

We believe our existing cash and investments will satisfy our foreseeable working capital requirements for at least the next 12 months. Additionally, we believe our liquidity and strong balance sheet enable us to execute our repurchases of common stock under our existing share repurchase program while still investing in our enterprise solution and marketing strategy and remaining well positioned to pursue strategic acquisition opportunities if and when they emerge.

Summary of Cash Flows

A summary of cash flows is as follows (in thousands):

	For the Three Months Ended March 31,
	2010	2009
Cash provided by (used in):
Operating activities	$(104)	$1,549
Investing activities	(230)	(10,533)
Financing activities	1,138	(2,678)
Net change in cash and cash equivalents	$804	$(11,662)

Operating activities

Net cash used in operating activities was $104,000 for the three months ended March 31, 2010, compared to net cash provided by operating activities of $1.5 million for the three months ended March 31, 2009. The decrease in cash from operating activities was primarily due to the reduced profitability and to the timing of receipts and payments in the ordinary course of business.

Investing activities

Cash used in investing activities was $230,000 for the first three months of 2010, compared to cash used in investing activities of $10.5 million for the same period in 2009.

We used $11.9 million to purchase investments in marketable securities and realized $2.1 million of proceeds from maturities of marketable securities during the first three months of 2009. We did not purchase any investments or realize proceeds from maturities of marketable securities during the first three months of 2010. As of March 31, 2010, our marketable securities consist of U.S. government obligations and corporate commercial obligations.

We used $230,000 and $720,000 million for purchases of property and equipment in the three months ended March 31, 2010 and 2009, respectively. The purchases for both periods were principally to upgrade computer equipment. We anticipate that we will continue to purchase property and equipment in the normal course of business. The amount and timing of these purchases and the related cash outflows in future periods are difficult to predict and depend on a number of factors, including the hiring of employees and the rate of change of computer hardware.

Financing activities

Cash provided by financing activities totaled $1.1 million for the first three months of 2010, compared to cash used in financing activities of $2.7 million for the same period in 2009. The primary source of cash in 2010 was $1.2 million in proceeds from the exercise of stock options granted under our stock plans. The primary use of cash in 2009 was $3.2 million for repurchases of common stock under our stock repurchase programs.

We have never paid or declared any dividends and do not intend to pay dividends in the foreseeable future.

Off-balance-sheet arrangements

We did not have any off-balance sheet arrangements as of March 31, 2010 or December 31, 2009.

Other purchase commitments

We had no significant outstanding purchase commitments as of March 31, 2010. We have entered into a number of technology licensing agreements that provide for the payment of royalties when we sell our software products; we are not obligated for any minimum payments under such agreements.

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

Recent accounting pronouncements

Information regarding new accounting pronouncements is included in Note 13 to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

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

Factors that may impact forward-looking statements include, among others, our abilities to maintain the technological competitiveness of our current products, develop new products, successfully market our products, respond to competitive developments, develop and maintain partnerships with providers of complementary technologies, identify and close mergers and acquisitions, manage our costs and the challenges that may come with growth of our business, and attract and retain qualified sales, technical and management employees. We are also affected by the growth and regulation of the medical technology industry, including the acceptance of advanced visualization by hospitals, clinics, and universities, product clearances and approvals by the United States Food and Drug Administration and similar regulatory bodies outside the United States, and reimbursement and regulatory practices by Medicare, Medicaid, and private third-party payer organizations. We are also affected by other factors identified in our filings with the Securities and Exchange Commission, some of which are set forth in the section entitled “Item 1A.Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009 (and many of which we have discussed in prior filings). Although we have attempted to list comprehensively these important factors, we also wish to caution investors that other factors may prove to be important in the future in affecting our operating results. New factors emerge from time to time, and it is not possible for us to predict all of these factors, nor can we assess the impact each factor or combination of factors may have on our business.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

For information regarding our exposure to certain market risks, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which is hereby incorporated herein. There have been no material changes in the financial instruments or market risk exposures from the amounts and descriptions disclosed therein.

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

Changes in internal control over financial reporting

There were no changes in internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.    Legal Proceedings

None.

Item 1A. Risk Factors

The discussion of our business and operations included in this Quarterly Report on Form 10-Q should be read together with the risk factors described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009. They describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties, together with other factors described elsewhere in this report, have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. New risks may emerge at any time, and we cannot predict those risks or estimate the extent to which they may affect financial performance.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

c)              The following table presents information with respect to purchases of Vital Images, Inc. common stock made during the quarter ended March 31, 2010 by us or our “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2010	—	$—	—	587,608
February 1-28, 2010	—	$—	—	587,608
March 1-31, 2010	—	$—	—	587,608
	—	$—	—	587,608

On March 3, 2009, we announced a share repurchase program, under which we may repurchase up to 1.0 million shares of our common stock. As of March 31, 2010, we had purchased 412,392 shares of our common stock through only open market transactions. The share repurchase program expires on March 1, 2011.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Reserved

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

VITAL IMAGES, INC.

Date: May 10, 2010	/s/ Peter J. Goepfrich
Peter J. Goepfrich
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)