Form 10-Q
period 2010-06-30
VITAL IMAGES INC
filed 2010-08-09
CIK 912888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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
Yes   ☐   No   ☒

On August 2, 2010, there were 14,360,925 shares of the Registrant’s common stock, par value $.01 per share, outstanding.

Vital Images, Inc.
Form 10-Q
June 30, 2010

Part I. Financial Information

Item 1.                      Financial Statements

Vital Images, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)

(Unaudited)

	June 30,	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$100,757	$120,317
Marketable securities	16,347	9,673
Accounts receivable, net	12,144	12,196
Prepaid expenses and other current assets	2,516	2,686
Total current assets	131,764	144,872
Marketable securities	25,969	12,234
Property and equipment, net	4,663	5,485
Other intangible assets, net	202	382
Goodwill	9,089	9,089
Total assets	$171,687	$172,062

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,906	$2,588
Accrued compensation	2,131	3,574
Accrued royalties	804	812
Other current liabilities	1,434	1,364
Deferred revenue	15,936	15,500
Total current liabilities	23,211	23,838
Deferred revenue	921	1,033
Deferred rent	253	469
Total liabilities	24,385	25,340

Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred stock: $0.01 par value; 5,000 shares authorized; none issued or outstanding	-	-
Common stock: $0.01 par value; 40,000 shares authorized; 14,451 issued and outstanding
as of June 30, 2010; and 14,330 shares issued and outstanding as of December 31, 2009	145	143
Additional paid-in capital	171,330	168,058
Accumulated deficit	(24,370)	(21,632)
Accumulated other comprehensive income	197	153
Total stockholders’ equity	147,302	146,722
Total liabilities and stockholders' equity	$171,687	$172,062

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

Vital Images, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Revenue:
License fees	$5,162	$4,565	$10,683	$10,559
Maintenance and services	8,165	8,371	16,969	16,932
Hardware	647	439	1,081	672
Total revenue	13,974	13,375	28,733	28,163

Cost of revenue:
License fees	1,055	558	1,972	1,528
Maintenance and services	2,549	2,268	4,896	4,645
Hardware	667	424	1,107	633
Total cost of revenue	4,271	3,250	7,975	6,806

Gross profit	9,703	10,125	20,758	21,357

Operating expenses:
Sales and marketing	5,151	5,487	10,630	10,927
Research and development	4,095	3,953	8,125	7,955
General and administrative	2,212	2,497	4,934	5,240
Asset impairment (Note 5)	-	3,147	-	3,147
Total operating expenses	11,458	15,084	23,689	27,269

Operating loss	(1,755)	(4,959)	(2,931)	(5,912)

Interest income	130	330	238	760
Loss before income taxes	(1,625)	(4,629)	(2,693)	(5,152)
Provision for income taxes	21	14,992	45	14,720
Net loss	$(1,646)	$(19,621)	$(2,738)	$(19,872)

Net loss per share – basic and diluted	$(0.11)	$(1.37)	$(0.19)	$(1.38)

Weighted average common shares outstanding – basic and diluted	14,419	14,288	14,376	14,402

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

Vital Images, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)
	For the Six Months Ended
	June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(2,738)	$(19,872)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property and equipment	1,741	2,545
Amortization of identified intangibles	180	246
Asset impairment	-	3,147
Provision for doubtful accounts	66	88
Deferred income taxes	-	14,664
Amortization of discount and accretion of premium on marketable securities	4	190
Employee stock-based compensation	2,126	1,974
Amortization of deferred rent	(206)	(196)
Changes in operating assets and liabilities:
Accounts receivable	(14)	1,590
Prepaid expenses and other assets	170	248
Accounts payable	219	(1,207)
Accrued expenses and other liabilities	(1,414)	(576)
Deferred revenue	324	(1,910)
Net cash provided by operating activities	458	931

Cash flows from investing activities:
Purchases of property and equipment	(820)	(1,645)
Purchases of marketable securities	(25,369)	(16,774)
Proceeds from maturities of marketable securities	5,000	22,725
Net cash (used in) provided by investing activities	(21,189)	4,306

Cash flows from financing activities:
Repurchases of common stock	(277)	(5,757)
Proceeds from sale of common stock under stock plans	1,642	920
Payment for options tendered (Note 4)	(194)	-
Net cash provided by (used in) financing activities	1,171	(4,837)

Net (decrease) increase in cash and cash equivalents	(19,560)	400
Cash and cash equivalents, beginning of period	120,317	109,706
Cash and cash equivalents, end of period	$100,757	$110,106

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

Vital Images, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Basis of presentation

The accompanying unaudited Condensed Consolidated Financial Statements of Vital Images, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, for a fair statement have been included. Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the year ending December 31, 2010. The December 31, 2009 condensed consolidated balance sheet information was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

Operating expenses for the three and six months ended June 30, 2009 as reported and as reclassified were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2009		June 30, 2009
	As Previously Reported	As Reclassified	As Previously Reported	As Reclassified
Operating expenses:
Sales and marketing	$6,040	$5,487	$11,995	$10,927
Research and development	3,184	3,953	6,445	7,955
General and administrative	2,713	2,497	5,682	5,240
Asset impairment	3,147	3,147	3,147	3,147
Total operating expenses	$15,084	$15,084	$27,269	$27,269

2.	Significant customers and geographic data

Significant customer revenue (dollars in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Toshiba Medical Systems Corporation	$6,585	$7,549	$14,805	$15,782
Percentage of total revenue	47%	56%	52%	56%

McKesson Information Solutions LLC	$1,621	*	*	*
Percentage of total revenue	12%	*	*	*
______________________________________________________________________________
*Less than 10%.

Customers accounting for more than 10% of the Company’s accounts receivable were as follows (in thousands):

	June 30, 2010	December 31, 2009

Toshiba Medical Systems Corporation	49%	36%
McKesson Information Solutions LLC	14%	14%
Medtronic Inc.	*	12%
______________________________________________________________________________
*Less than 10%.

Sales to customers located in the following geographic areas are summarized as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
United States	$9,313	$8,995	$18,957	$18,679
Europe	2,709	2,352	5,390	5,015
Asia and Pacific	1,182	795	2,786	2,143
Other foreign	770	1,233	1,600	2,326
Total	$13,974	$13,375	$28,733	$28,163
Export revenue as a percent of total revenue	33%	33%	34%	34%

The Company’s export sales are primarily negotiated, invoiced and paid in U.S. dollars, with a portion of sales transactions denominated in foreign currencies.

3.	Research and development

In January 2009, the Company and Toshiba entered into a development agreement under which Toshiba provides funding in support of the Company’s research and development efforts, and the parties work collaboratively to develop and deliver innovative technology advancements for Toshiba's medical equipment and the Company’s advanced visualization software solutions. Software developed under the agreement is owned by the Company, and intellectual property in either party’s possession that may be useful in the development efforts or that is produced during the development activities is subject to cross-licenses. For payments received under the agreement, the Company’s policy is to offset research and development expense in the period in which the related costs are incurred. The agreement does not require repayment of payments previously received by the Company and offset against incurred expenses.

Receipt of payments by the Company from Toshiba and recognition of offsets to the Company’s research and development expense for reimbursement from Toshiba to offset the development costs the Company incurred during the period under the agreement were as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Unrecognized balance, beginning of period	$240	$326	$-	$-
Payments received from Toshiba	-	455	481	1,024
Offsets recognized	(240)	(262)	(481)	(505)
Unrecognized balance, end of period	$-	$519	$-	$519

4.	Equity-based compensation

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

The following table illustrates how equity-based compensation, including the expense related to the tender offer that expired on March 19, 2010, was allocated to the condensed consolidated statements of operations (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Cost of revenue	$62	$81	$199	$161
Sales and marketing	129	312	559	624
Research and development	194	234	608	465
General and administrative	254	355	760	724
Total equity-based compensation expense	$639	$982	$2,126	$1,974

As of June 30, 2010, approximately $4.8 million of unrecognized compensation expense related to stock options was expected to be recognized over a weighted-average period of 2.7 years. As of June 30, 2010, approximately $250,000 of unrecognized compensation expense related to restricted stock awards was expected to be recognized over a weighted-average period of 2.7 years.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. The Black-Scholes option valuation model requires the development of assumptions that are input into the model. These assumptions include the expected stock volatility, the risk-free interest rate, the option’s expected life and the dividend yield on the underlying stock.

For purposes of calculating the fair value of options under applicable accounting standards, the weighted-average fair value of options granted was $5.09 and $5.70 for the three and six months ended June 30, 2010, respectively, and $3.94 and $3.44 for the three and six months ended June 30, 2009, respectively. The weighted-average fair values for the options were based on the fair values on the dates of grant. The fair values for the options were calculated using the Black-Scholes option-pricing model, with the following weighted-average assumptions and expense adjusted using the following expected forfeiture rate assumptions:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Expected option life	3.23 years	3.26 years	3.64 years	3.67 years
Expected volatility factor	46%	49%	46%	48%
Expected dividend yield	0%	0%	0%	0%
Risk-free interest rate	1.56%	1.48%	1.90%	1.56%
Expected forfeiture rate	2%	2%	2%	2%

The following table summarizes stock option activity for the six months ended June 30, 2010:

Shares Underlying Options

Total outstanding as of December 31, 2009	2,639,767
Options granted	398,000
Options exercised	(142,017)
Options cancelled	(567,560)
Total outstanding as of June 30, 2010	2,328,190

Options granted during the six months ended June 30, 2010 consisted primarily of the Company’s annual grant to employees during the three months ended March 31, 2010 and the Company’s annual grant to its board of directors during the three months ended June 30, 2010. Options cancelled during the six months ended June 30, 2010 included cancellation of options for 360,000 shares resulting from the tender offer during the three months ended March 31, 2010.

The following table summarizes restricted shares activity for the six months ended June 30, 2010:

Restricted Shares

Total outstanding as of December 31, 2009	49,123
Shares vested	(4,536)
Shares forfeited/cancelled	(18,000)
Total outstanding as of June 30, 2010	26,587

5.	Asset impairment

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

Phase 1 of the implementation, which related to the replacement of the Company’s general ledger, was completed in 2007. As of June 30, 2010, the net book value of Phase 1 was $523,000. Phase 2 of the implementation, which consisted of replacing the Company’s various customer relationship management and order processing systems, was put on hold in 2008 in conjunction with cost-control efforts. In 2009, the Company determined, in conjunction with continued cost-control measures, that it would not implement Phase 2. As a result, in 2009 the Company recognized an asset impairment charge of $3.1 million related to costs incurred for the discontinued Phase 2 implementation.

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

For the three and six months ended June 30, 2010 and 2009, common share equivalents are not included in the diluted net loss per share calculations because they were antidilutive due to the Company having a net loss for each of the periods. Shares subject to antidilutive stock options and restricted stock awards excluded from net loss per share totaled 2.4 million for the three and six months ended June 30, 2010, and 2.7 million for the three and six months ended June 30, 2009.

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

The components of comprehensive loss were as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net loss	$(1,646)	$(19,621)	$(2,738)	$(19,872)
Other comprehensive income (loss):
Net change in unrealized gain or loss on available-for-sale investments, net of tax	30	42	44	(44)
Comprehensive loss	$(1,616)	$(19,579)	$(2,694)	$(19,916)

8.	Fair value measurements

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2010 and December 31, 2009 (in thousands):

		Fair Value Measurements at June 30, 2010 Using
	Total Carrying Value at	Quoted price in active markets	Significant other observable inputs	Significant unobservable inputs
	June 30, 2010	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market	$94,636	$94,636	$-	$-

Marketable securities:
Corporate debt	16,907	16,907	-	-
Government debt	25,409	25,409	-	-
Total marketable securities	42,316	42,316	-	-
Total cash equivalents and marketable securities	$136,952	$136,952	$-	$-

		Fair Value Measurements at December 31, 2009 Using
	Total Carrying Value at	Quoted price in active markets	Significant other observable inputs	Significant unobservable inputs
	December 31, 2009	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market	$114,830	$114,830	$-	$-

Marketable securities:
Corporate debt	16,911	16,911	-	-
Government debt	4,996	4,996	-	-
Total marketable securities	21,907	21,907	-	-
Total cash equivalents and marketable securities	$136,737	$136,737	$-	$-

Cash equivalents and marketable securities measured at fair value using quoted market prices are classified within Level 1 of the valuation hierarchy.

9.	Other intangible assets

Acquired intangible assets subject to amortization were as follows (in thousands):

	June 30, 2010	December 31, 2009
Gross Carrying Value	$2,500	$2,500
Accumulated Amortization	(2,298)	(2,118)
Net Carrying Value	$202	$382

Other intangible assets consist of patents and patent applications subject to amortization and are amortized on a straight-line basis over the estimated period of benefit. Amortization expense related to other intangible assets was $90,000 for each the three-month periods ended June 30, 2010 and 2009, respectively, and $180,000 and $246,000 for the six months ended June 30, 2010 and 2009, respectively.

The estimated future amortization expense for intangible assets as of June 30, 2010 is as follows (in thousands):

Remainder of 2010	$180
2011	22
Total	$202

The preceding expected amortization expense is an estimate. Actual amortization expense may differ from estimates due to any additional intangible asset acquisitions, impairment of intangible assets, accelerated amortization of intangible assets and other events.

10.	Deferred revenue

The components of deferred revenue were as follows:

	June 30,	December 31,
	2010	2009
Maintenance and support	$13,021	$13,043
Customer education	2,479	2,036
Professional services	895	848
Software	119	255
Hardware and other	343	351
Total deferred revenue	16,857	16,533
Less current portion	(15,936)	(15,500)
Long-term portion of deferred revenue	$921	$1,033

11.	Income taxes

During the three and six months ended June 30, 2010, the Company recognized provisions for income taxes of $21,000 and $45,000 , respectively, relating entirely to foreign income taxes. During the three months ended June 30, 2009, the Company recorded a non-cash charge of $15.0 million to the provision for income taxes to establish a full valuation allowance against its deferred tax assets. As of June 30, 2010, the Company’s deferred tax assets remained fully reserved with a valuation allowance based on its assessment of cumulative pretax results in recent years and projections of cumulative pretax results in future periods. If pretax results improve in future periods, the Company may be able to utilize the deferred tax assets to reduce the tax provision and related payments.

12.	Commitments and contingencies

Under general contract terms, the Company often includes provisions in its software license agreements under which the Company agrees to indemnify its customers against liability and damages arising from claims of patent, copyright, trademark or trade secret infringement by the Company’s software. The Company has not incurred any material costs as a result of this type of indemnification clause, and the Company does not maintain a product warranty liability reserve related to such indemnification clauses.

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

13.	Share repurchase program

As of the June 30, 2010, the Company had a share repurchase program in place, under which there remained 566,000 shares authorized for repurchase on the open market. The Company completed stock repurchases under this program of 21,000 shares for $277,000 during the three and six months ended June 30, 2010, inclusive of fees and expenses. Subsequent to June 30, 2010 and through August 6, 2010, the Company had purchased 91,000 shares for $1.2 million under the program, bringing the total aggregate shares repurchased under this share repurchase program to 525,000 shares. At the time of repurchase, shares are returned to the status of authorized and unissued shares. The Company has accounted for repurchases as constructively retired and recorded such repurchases as a reduction of common stock and additional paid-in capital.

On August 4, 2010, the Company announced an additional share repurchase program, authorizing up to $20.0 million of shares to be repurchased on the open market.

14.	Recent accounting pronouncements

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

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive summary

The financial results for Vital Images, Inc. (also referred to as “we”, “us” and “our”) have continued to be affected by the weakness in the U.S. economy, evidenced by contracted capital spending by U.S. hospitals and low interest rates on our cash and investments. While our distribution partner Toshiba continues to face a challenging high-end computed tomography, or CT, scanner market, we offset the decreased Toshiba revenue with growth in our direct and other distributor business.

Vital Images, Inc. summary results for the three months ended June 30, 2010, were as follows:

•	Revenue increased 4% to $14.0 million, compared to $13.4 million for the second quarter of 2009.

•	Gross margin was 69.4%, compared to 75.7% for the second quarter of 2009.

•	Loss before income taxes was $1.6 million, compared to $4.6 million for the second quarter of 2009.

•
Net loss was $1.6 million, or $(0.11) per diluted share, compared to $19.6 million, or $(1.37) per diluted share, for the second quarter of 2009, which included non-cash charges of $18.1 million related to an asset impairment and the establishment of a full valuation allowance against our deferred tax assets.

Vital Images, Inc. summary results for the six months ended June 30, 2010, were as follows:

•	Revenue increased 2% to $28.7 million, compared to $28.2 million for the first six months of 2009.

•	Gross margin was 72.2%, compared to 75.8% for the first six months of 2009.

•	Loss before income taxes was $2.7 million, compared to $5.2 million for the first six months of 2009.

•
Net loss was $2.7 million, or $(0.19) per diluted share, compared to $19.9 million, or $(1.38) per diluted share, for the first six months of 2009, which included non-cash charges of $18.1 million in the second quarter of 2009.

Total cash, cash equivalents and marketable securities were $143.1 million as of June 30, 2010, compared to $143.0 million as of March 31, 2010 and $142.2 million as of December 31, 2009. Working capital (defined as current assets less current liabilities) was $108.6 million as of June 30, 2010, a decrease from $128.1 million as of March 31, 2010 and $121.0 million as of December 31, 2009. The decrease in working capital as of June 30, 2010, compared to March 31, 2010 and December 31, 2009, was due primarily to purchases of noncurrent marketable securities during the three months ended June 30, 2010.

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

We operate and manage our business as a single business segment – the development and marketing of software and related products and services for advanced visualization and analysis solutions for use by medical professionals in clinical analysis and therapy planning. We market our products and services through a direct sales force, resellers and independent distributors in the United States and in international markets. Our common stock is currently traded on The NASDAQ Global Select Market under the symbol “VTAL.”

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

Results of Operations

The following table sets forth information from our condensed consolidated statements of operations, expressed as a percentage of total revenue.

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2010		2009		2010		2009

Revenue:
License fees	36.9%		34.1%		37.2%		37.5%
Maintenance and services	58.5		62.6		59.0		60.1
Hardware	4.6		3.3		3.8		2.4
Total revenue	100.0		100.0		100.0		100.0

Cost of revenue:
License fees	7.6		4.2		6.9		5.4
Maintenance and services	18.2		16.9		17.0		16.5
Hardware	4.8		3.2		3.9		2.3
Total cost of revenue	30.6		24.3		27.8		24.2

Gross profit	69.4		75.7		72.2		75.8

Operating expenses:
Sales and marketing	36.9		41.0		37.0		38.8
Research and development	29.3		29.6		28.3		28.2
General and administrative	15.8		18.7		17.1		18.6
Asset impairment	-		23.5		-		11.2
Total operating expenses	82.0		112.8		82.4		96.8

Operating loss	(12.6)		(37.1)		(10.2)		(21.0)

Interest income	1.0		2.5		0.8		2.7
Loss before income taxes	(11.6)		(34.6)		(9.4)		(18.3)

Provision for income taxes	0.2		112.1		0.1		52.3

Net loss	(11.8	) %	(146.7	) %	(9.5	) %	(70.6	) %

Revenue

A comparison of revenue by category is as follows (dollars in thousands):

	For the Three Months Ended June 30,					For the Six Months Ended June 30,
	2010	2009	Change			2010	2009	Change
Revenue:
License fees	$5,162	$4,565	$597	13%		$10,683	$10,559	$124	1%
Maintenance and services	8,165	8,371	(206)	(2	) %	16,969	16,932	37	0%
Hardware	647	439	208	47%		1,081	672	409	61%
Total revenue	$13,974	$13,375	$599	4%		$28,733	$28,163	$570	2%

License fee revenue (dollars in thousands)

The following table sets forth information on license fee revenue by source (dollars in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2010	2009	Change		2010	2009	Change
License fee revenue:
Direct and other distributors	$1,573	$345	$1,228	356%	$2,573	$1,705	$868	51%
Toshiba	3,589	4,220	(631)	(15)%	8,110	8,854	(744)	(8)%
Total license fee revenue	$5,162	$4,565	$597	13%	$10,683	$10,559	$124	1%

Percent of license fee revenue:
Direct and other distributors	30%	8%			24%	16%
Toshiba	70%	92%			76%	84%
Total license fee revenue	100%	100%			100%	100%

The increase in license fee revenue during the three and six months ended June 30, 2010, compared to the same periods in 2009, was driven primarily by an increase in direct and other distributors license fee revenue in the U.S. This was partially offset by decreased Toshiba license fee revenue, reflecting weakness in the U.S. and European markets for high-end CT equipment.

Maintenance and services revenue (dollars in thousands)

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2010	2009	Change		2010	2009	Change
Maintenance and services revenue:
Maintenance and support	$7,088	$7,089	$(1)	(0)%	$14,937	$14,460	$477	3%
Customer education	715	946	(231)	(24)%	1,288	1,901	(613)	(32)%
Professional services	362	336	26	8%	744	571	173	30%
Total maintenance and services revenue	$8,165	$8,371	$(206)	(2)%	$16,969	$16,932	$37	0%

Maintenance and services revenue stayed relatively flat compared to 2009, due to the continued pressure on new software sales, and a greater percentage of installed base customer conversions to Vitrea Enterprise Suite, which results in lower incremental maintenance and support revenue than new license sales.

The decrease in customer education revenue for the three and six months ended June 30, 2010, compared to the same periods in 2009, was due to the effect of decreased U.S. license sales, for which training is generally provided up to a year after the sale, as well as the general timing of training sessions provided.

Professional services revenue increased for the three and six months ended June 30, 2010, compared to the same periods in 2009, due to a higher percentage of enterprise sales, which generally include more professional services than non-enterprise sales, as well as the timing of professional services provided.

The following table sets forth information on maintenance and services revenue by source (dollars in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2010	2009	Change		2010	2009	Change
Maintenance and services revenue:
Direct and other distributors	$5,288	$5,219	$69	1%	$10,432	$10,287	$145	1%
Toshiba	2,877	3,152	(275)	(9)%	6,537	6,645	(108)	(2)%
Total maintenance and services revenue	$8,165	$8,371	$(206)	(2)%	$16,969	$16,932	$37	0%

Percent of maintenance and services revenue:
Direct and other distributors	65%	62%			61%	61%
Toshiba	35%	38%			39%	39%
Total maintenance and services revenue	100%	100%			100%	100%

The decrease in maintenance and services revenue from Toshiba in the three months ended June 30, 2010, compared to the same period in 2009, was primarily due to decreased education revenue, and driven by lower sales through Toshiba in the U.S.

Hardware revenue

Hardware revenue increased 47% to $647,000 for the second quarter of 2010, compared to $439,000 for the second quarter of 2009, and increased 61% to $1.1 million for the first six months of 2010, compared to $672,000 for the first six months of 2009. We offer to sell hardware to our customers in conjunction with license sales, and fluctuations are driven by individual customer purchasing preferences. Sales of hardware systems are not core to our strategy, although many customers purchasing our software on an enterprise basis are choosing to also purchase the hardware for their enterprise from us. We expect hardware sales to fluctuate from period to period depending upon the needs and preferences of our customers.

Cost of revenue and gross profit

A comparison of gross profit and gross margin by revenue category is as follows (dollars in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2010	2009	Change		2010	2009	Change
Gross profit:
License fees	$4,107	$4,007	$100	2%	$8,711	$9,031	$(320)	(4)%
Maintenance and services	5,616	6,103	(487)	(8)%	12,073	12,287	(214)	(2)%
Hardware	(20)	15	(35)	(233)%	(26)	39	(65)	(167)%
Total gross profit	$9,703	$10,125	$(422)	(4)%	$20,758	$21,357	$(599)	(3)%

Gross margin:
License fees	79.6%	87.8%			81.5%	85.5%
Maintenance and services	68.8%	72.9%			71.1%	72.6%
Hardware	(3.1)%	3.4%			(2.4)%	5.8%
Total gross margin	69.4%	75.7%			72.2%	75.8%

License fee gross margins decreased for the three and six months ended June 30, 2010, compared to the same periods in 2009. The decrease in gross margin was primarily due to a change in product mix, including a higher number of installed base customer conversions to Vitrea Enterprise Suite, which results in lower upfront revenue and therefore lower upfront gross margin than new license sales, a lower number of Vitrea sales, which more often carry a higher upfront gross margin than customer conversions to Vitrea Enterprise Suite, and increased third party software sales, which carry lower margin. Pricing pressure in the market and increased royalty expense also contributed to the decrease.

Maintenance and services gross margins decreased for the three and six months ended June 30, 2010, compared to the same periods in 2009, due to increased costs related to customer upgrades and an increased number of temporary services personnel and contractors. We had 52 permanent services personnel as of both June 30, 2010 and 2009.

Hardware gross margins decreased for the three and six months ended June 30, 2010, compared to the same periods in 2009, due to variability in pricing during the periods. Hardware margin was negative for the three and six months ended June 30, 2010, due primarily to certain strategic sales transactions for which the revenue allocated to hardware was lower than the cost of the hardware.

Operating expenses

The following is a comparison of operating expenses as a percent of revenue, as well as the percent change in total expense:

	Percent of Revenue for the Three Months Ended June 30,		Percent Change for the Three Months Ended June 30,	Percent of Revenue for the Six Months Ended June 30,		Percent Change for the Six Months Ended June 30,
	2010	2009	2009 to 2010	2010	2009	2009 to 2010
Operating expenses:
Sales and marketing	36.9%	41.0%	(6)%	37.0%	38.8%	(3)%
Research and development	29.3	29.6	4%	28.3	28.2	2%
General and administrative	15.8	18.7	(11)%	17.1	18.6	(6)%
Asset impairment	-	23.5	(100)%	-	11.2	(100)%
Total operating expenses	82.0%	112.8%	(24)%	82.4%	96.8%	(13)%

Sales and marketing

Sales and marketing expenses were as follows (dollars in thousands):

	For the Three Months Ended June 30,
	2010	2009	Change
Salaries, benefits and bonuses	$2,147	$2,124	$23	1%
Overhead and other expenses	699	718	(19)	(3	) %
Travel, meals and entertainment	616	668	(52)	(8	) %
Trade shows and advertising	548	637	(89)	(14	) %
Commissions	486	432	54	13%
Outside services and consulting	286	175	111	63%
Depreciation	240	421	(181)	(43	) %
Equity-based compensation	129	312	(183)	(59	) %
Total	$5,151	$5,487	$(336)	(6	) %

	For the Six Months Ended June 30,
	2010	2009	Change
Salaries, benefits and bonuses	$4,279	$4,357	$(78)	(2	) %
Overhead and other expenses	1,283	1,426	(143)	(10	) %
Travel, meals and entertainment	1,273	1,279	(6)	(0	) %
Trade shows and advertising	1,155	1,225	(70)	(6	) %
Commissions	1,003	928	75	8%
Depreciation	572	875	(303)	(35	) %
Equity-based compensation	559	624	(65)	(10	) %
Outside services and consulting	506	213	293	138%
Total	$10,630	$10,927	$(297)	(3	) %

Sales and marketing expense decreased for the three and six months ended June 30, 2010, compared to the same periods in 2009. Equity-based compensation decreased due to certain restricted stock awards becoming fully vested in the first quarter of 2010 and the reduction in unvested options outstanding subsequent to the tender offer in March 2010, described in the “Tender offer” section below. Depreciation expense decreased as assets became fully depreciated. These decreaseses were partially offset by increased utilization of consultants for the three and six months ended June 30, 2010, compared to the same periods in 2009. We had 68 and 71 sales and marketing personnel as of June 30, 2010 and 2009, respectively.

We will continue to manage sales and marketing expenses based on market conditions and business opportunities.

Research and development

Research and development expenses were as follows (dollars in thousands):

	For the Three Months Ended June 30,
	2010	2009	Change
Salaries, benefits and bonuses	$2,644	$2,910	$(266)	(9	) %
Overhead and other expenses	833	802	31	4%
Outside services and consulting	531	43	488	1,135%
Equity-based compensation	194	234	(40)	(17	) %
Depreciation	133	226	(93)	(41	) %
Development reimbursement	(240)	(262)	22	(8	) %
Total	$4,095	$3,953	$142	4%

	For the Six Months Ended June 30,
	2010	2009	Change
Salaries, benefits and bonuses	$5,364	$5,865	$(501)	(9	) %
Overhead and other expenses	1,498	1,586	(88)	(6	) %
Outside services and consulting	840	79	761	963%
Equity-based compensation	608	465	143	31%
Depreciation	296	465	(169)	(36	) %
Development reimbursement	(481)	(505)	24	(5	) %
Total	$8,125	$7,955	$170	2%

The increase in research and development expenses for the three and six months ended June 30, 2010, compared to the same periods in 2009, resulted from increased outside services and consulting expenses related to test and product development services that were partially offset by decreased salaries and benefits expense resulting from the termination of 20 employees in our Beijing office in August 2009 in conjunction with our decision to discontinue test and product development activities there. We had 83 and 114 research and development personnel as of June 30, 2010 and 2009, respectively.

We will continue to devote resources to develop applications and solutions to improve the cost, quality and accessibility of health care.

General and administrative

General and administrative expenses were as follows (dollars in thousands):

	For the Three Months Ended June 30,
	2010	2009	Change
Salaries, benefits and bonuses	$1,047	$1,084	$(37)	(3	) %
Overhead and other expenses	663	648	15	2%
Accounting, auditing and legal fees	182	339	(157)	(46	) %
Equity-based compensation	254	355	(101)	(28	) %
Consulting	66	71	(5)	(7	) %
Total	$2,212	$2,497	$(285)	(11	) %

	For the Six Months Ended June 30,
	2010	2009	Change
Salaries, benefits and bonuses	$2,174	$2,262	$(88)	(4	) %
Overhead and other expenses	1,217	1,257	(40)	(3	) %
Accounting, auditing and legal fees	571	805	(234)	(29	) %
Equity-based compensation	760	724	36	5%
Consulting	212	192	20	10%
Total	$4,934	$5,240	$(306)	(6	) %

General and administrative expenses decreased during the three and six months ended June 30, 2010, compared to the same periods in 2009. Accounting, auditing and legal fees decreased for the three and six months ended June 30, 2010, as a result of the timing and nature of services provided. Equity-based compensation increased slightly for the six months ended June 30, 2010 due to the tender offer in March 2010, described in the “Tender offer” section below, but decreased for the three months ended June 30, 2010 as fewer unvested options remained outstanding subsequent to the tender offer. We had 38 and 43 general and administrative personnel as of June 30, 2010 and 2009, respectively.

We will continue to manage general and administrative expenses relative to changes in the business.

Tender offer

During the three and six months ended June 30, 2010, we initiated a cash tender offer for certain employee stock options in an effort to reduce the number of our stock options outstanding. The tender offer expired on March 19, 2010. Pursuant to the tender offer, employees tendered for purchase 360,000 options, and we accepted for purchase all such options. As a result, we paid an aggregate of $194,000 to the participating employees and incurred a equity-based compensation expense of $692,000 related to the remaining unamortized equity-based compensation expense associated with the options tendered in the offer. The tender offer applied to outstanding stock options held by employees with an exercise price equal to or greater than $25.00 per share. The price offered for each eligible stock option was at a discount to its Black-Scholes fair value.

Interest income

We generated $130,000 of interest income in the second quarter of 2010, compared to $330,000 in the second quarter of 2009, and generated $238,000 of interest income for the first six months of 2010, compared to $760,000 for the first six months of 2009. The decrease for the three and six months ended June 30, 2010, compared to the same periods in 2009, was due to a decline in interest rates and decreased investment in higher yielding U.S. government obligations which matured in fiscal 2009.

Income taxes

During the three and six months ended June 30, 2010, we recognized a tax provision of $21,000 and $45,000, respectively, relating entirely to our foreign operations. During the three months ended June 30, 2009, we recorded a non-cash charge of $15.0 million to the provision for income taxes to establish a full valuation allowance against our deferred tax assets. As of June 30, 2010, our deferred tax assets remained fully reserved with a valuation allowance based on our assessment of cumulative pretax results in recent years and projections of cumulative pretax results in future periods. If pretax results improve in future periods, we may be able to utilize the deferred tax assets to reduce our tax provision and related payments.

Liquidity and capital resources

The following table sets forth certain relevant measures of our liquidity and capital resources (in thousands):

	June 30, 2010	December 31, 2009
Cash and cash equivalents	$100,757	$120,317
Marketable securities - current	16,347	9,673
Marketable securities - noncurrent	25,969	12,234
Cash, cash equivalents and marketable securities	$143,073	$142,224

Working capital	$108,553	$121,034

Debt	$-	$-

Cash, cash equivalents and marketable securities as of June 30, 2010 did not change significantly compared to December 31, 2009. Working capital as of June 30, 2010 decreased from December 31, 2009 due primarily to investments in noncurrent marketable securities during the six months ended June 30, 2010.

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

Summary of Cash Flows

A summary of cash flows is as follows (in thousands):

	For the Six Months Ended June 30,
	2010	2009
Cash provided by (used in):
Operating activities	$458	$931
Investing activities	(21,189)	4,306
Financing activities	1,171	(4,837)
Net change in cash and cash equivalents	$(19,560)	$400

Operating activities

Net cash provided by operating activities was $458,000 for the six months ended June 30, 2010, compared to net cash provided by operating activities of $931,000 for the six months ended June 30, 2009. The decrease in cash from operating activities was primarily due to the timing of receipts and payments in the ordinary course of business. The change in accounts receivable for the six months ended June 30, 2010, reflected a $14,000 use of cash, compared to a $1.6 million source of cash for the same period in 2009. Changes in the accounts receivable balance each period result primarily from the amount and timing of sales within the quarter and the timing of receipts from large enterprise transactions and channel partners. Our days’ sales outstanding (calculated by dividing ending net accounts receivable by revenue per day) was relatively constant at 77 days as of June 30, 2010, compared to 74 days as of June 30, 2009. The change in deferred revenue for the six months ended June 30, 2010, reflected a $324,000 source of cash, compared to a $1.9 million use of cash for the same period in 2009. Changes in the deferred revenue balance each period are primarily affected by sales for the preceding four quarters and the timing of services provided.

Investing activities

Cash used in investing activities was $21.2 million for the first six months of 2010, compared to cash provided by investing activities of $4.3 million for the same period in 2009.

We used $25.4 million and $16.8 million to purchase investments in marketable securities in the first six months of 2010 and 2009, respectively. We realized $5.0 million and $22.7 million of proceeds from maturities of marketable securities in the first six months of 2010 and 2009, respectively. As of June 30, 2010, our marketable securities consist of U.S. government obligations and corporate commercial obligations.

We used $820,000 and $1.6 million for purchases of property and equipment in the six months ended June 30, 2010 and 2009, respectively. The purchases for both periods were principally to upgrade computer equipment. We anticipate that we will continue to purchase property and equipment in the normal course of business. The amount and timing of these purchases and the related cash outflows in future periods are difficult to predict and depend on a number of factors, including the hiring of employees and the rate of change of computer hardware.

Financing activities

Cash provided by financing activities totaled $1.2 million for the first six months of 2010, compared to cash used in financing activities of $4.8 million for the same period in 2009. The primary source of cash in 2010 was $1.6 million in proceeds from the sale of common stock under stock plans, of which $1.4 million related to the exercise of stock options. The primary use of cash in 2009 was $5.8 million for repurchases of common stock under our stock repurchase programs.

We have never paid or declared any dividends and do not intend to pay dividends in the foreseeable future.

Off-balance-sheet arrangements

We did not have any off-balance sheet arrangements as of June 30, 2010 or December 31, 2009.

Other purchase commitments

We had no significant outstanding purchase commitments as of June 30, 2010. We have entered into a number of technology licensing agreements that provide for the payment of royalties when we sell our software products; we are not obligated for any minimum payments under such agreements.

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

Changes in internal control over financial reporting

There were no changes in internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

c)
The following table presents information with respect to purchases of Vital Images, Inc. common stock made during the quarter ended June 30, 2010 by us or our “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2010	-	$-	-	587,608
May 1-31, 2010	-	$-	-	587,608
June 1-30, 2010	21,180	$13.08	21,180	566,428
	21,180	$13.08	21,180	566,428

On March 3, 2009, we announced a share repurchase program, under which we may repurchase up to 1.0 million shares of our common stock. As of June 30, 2010, we had purchased 433,572 shares of our common stock through only open market transactions. On August 4, 2010, we announced an additional share repurchase program, authorizing up to $20.0 million of shares to be repurchased on the open market.

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

VITAL IMAGES, INC.

Date: August 9, 2010	/s/ Peter J. Goepfrich
Peter J. Goepfrich
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)