Form 10-Q
period 2010-09-30
VITAL IMAGES INC
filed 2010-11-09
CIK 912888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
OR
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
executive offices)

(952) 487-9500
(Registrant's telephone number, including area code)

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
Yes  ☐  No   ☒
On November 2, 2010, there were 14,022,240 shares of the Registrant's common stock, par value $.01 per share, outstanding.

Vital Images, Inc.
Form 10-Q
September 30, 2010

Part I. Financial Information

Item 1.     Financial Statements

Vital Images, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)
(Unaudited)

	September 30, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$82,626	$120,317
Marketable securities	42,805	9,673
Accounts receivable, net	14,249	12,196
Prepaid expenses and other current assets	2,607	2,686
Total current assets	142,287	144,872
Marketable securities	12,516	12,234
Property and equipment, net	4,115	5,485
Other intangible assets, net	112	382
Goodwill	9,089	9,089
Total assets	$168,119	$172,062

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,758	$2,588
Accrued compensation	2,486	3,574
Accrued royalties	616	812
Other current liabilities	1,835	1,364
Deferred revenue	16,058	15,500
Total current liabilities	23,753	23,838
Deferred revenue	1,056	1,033
Deferred rent	145	469
Total liabilities	24,954	25,340

Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred stock: $0.01 par value; 5,000 shares authorized; none issued or outstanding	—	—
Common stock: $0.01 par value; 40,000 shares authorized; 14,044 issued and outstanding as of September 30, 2010; and 14,330 shares issued and outstanding as of December 31, 2009	140	143
Additional paid-in capital	166,641	168,058
Accumulated deficit	(23,816)	(21,632)
Accumulated other comprehensive income	200	153
Total stockholders’ equity	143,165	146,722
Total liabilities and stockholders' equity	$168,119	$172,062
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

Vital Images, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenue:
License fees	$5,430	$5,624	$16,113	$16,183
Maintenance and services	8,761	8,274	25,730	25,206
Hardware	683	402	1,764	1,074
Total revenue	14,874	14,300	43,607	42,463

Cost of revenue:
License fees	619	749	2,591	2,277
Maintenance and services	2,422	2,351	7,318	6,996
Hardware	614	364	1,721	997
Total cost of revenue	3,655	3,464	11,630	10,270

Gross profit	11,219	10,836	31,977	32,193

Operating expenses:
Sales and marketing	4,882	5,200	15,512	16,127
Research and development	3,652	4,245	11,777	12,200
General and administrative	2,269	2,405	7,203	7,645
Asset impairment (Note 5)	—	—	—	3,147
Total operating expenses	10,803	11,850	34,492	39,119

Operating income (loss)	416	(1,014)	(2,515)	(6,926)

Interest income	155	200	393	960
Income (loss) before income taxes	571	(814)	(2,122)	(5,966)
Provision (benefit) for income taxes	17	(64)	62	14,656
Net income (loss)	$554	$(750)	$(2,184)	$(20,622)

Net income (loss) per share – basic	$0.04	$(0.05)	$(0.15)	$(1.44)
Net income (loss) per share – diluted	$0.04	$(0.05)	$(0.15)	$(1.44)

Weighted average common shares outstanding – basic	14,253	14,204	14,334	14,336
Weighted average common shares outstanding – diluted	14,332	14,204	14,334	14,336
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

Vital Images, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	For the Nine Months Ended
	September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(2,184)	$(20,622)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property and equipment	2,538	3,747
Amortization of identified intangibles	270	336
Loss on disposal of assets	—	112
Asset impairment (Note 5)	—	3,147
Provision for doubtful accounts	(99)	141
Deferred income taxes	—	14,664
Amortization of discount and accretion of premium on marketable securities	40	241
Equity-based compensation	2,763	2,926
Amortization of deferred rent	(310)	(296)
Changes in operating assets and liabilities:
Accounts receivable	(1,954)	354
Prepaid expenses and other assets	79	45
Accounts payable	206	(793)
Accrued expenses and other liabilities	(887)	(596)
Deferred revenue	581	(3,054)
Net cash provided by operating activities	1,043	352

Cash flows from investing activities:
Purchases of property and equipment	(1,204)	(1,944)
Purchases of marketable securities	(40,057)	(21,749)
Proceeds from maturities of marketable securities	6,650	36,709
Net cash (used in) provided by investing activities	(34,611)	13,016

Cash flows from financing activities:
Repurchases of common stock	(6,027)	(6,081)
Proceeds from sale of common stock under stock plans	2,098	1,318
Payment for options tendered (Note 4)	(194)	—
Net cash used in financing activities	(4,123)	(4,763)

Net (decrease) increase in cash and cash equivalents	(37,691)	8,605
Cash and cash equivalents, beginning of period	120,317	109,706
Cash and cash equivalents, end of period	$82,626	$118,311
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

Vital Images, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.    Basis of presentation
The accompanying unaudited Condensed Consolidated Financial Statements of Vital Images, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, for a fair statement have been included. Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the year ending December 31, 2010. The December 31, 2009 condensed consolidated balance sheet information was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009.
The Condensed Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated. The Company views its operations and manages its business as one reportable segment - the development and marketing of software and related products and services for advanced visualization and analysis solutions for use by medical professionals in clinical analysis and therapy planning. Factors used to identify the Company's single operating segment include the financial information available for evaluation by the chief operating decision maker in making decisions about how to allocate resources and assess performance. The Company markets its products and services through a direct sales force, resellers and independent distributors in the United States and international markets.

2.    Significant customers and geographic data
Significant customer revenue (dollars in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Toshiba Medical Systems Corporation	$6,982	$7,979	$21,787	$23,761
Percentage of total revenue	47%	56%	50%	56%

Customers accounting for more than 10% of the Company's accounts receivable were as follows:

	September 30, 2010	December 31, 2009
Toshiba Medical Systems Corporation	49%	36%
McKesson Information Solutions LLC	13%	14%
Medtronic Inc.	*	12%
___________________________________________
*Less than 10%.

Sales to customers located in the following geographic areas are summarized as follows (dollars in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
United States	$10,620	$9,516	$29,577	$28,195
Europe	2,119	2,584	7,509	7,599
Asia and Pacific	1,427	1,279	4,213	3,422
Other foreign	708	921	2,308	3,247
Total	$14,874	$14,300	$43,607	$42,463
Export revenue as a percent of total revenue	29%	33%	32%	34%

The Company's export sales are primarily negotiated, invoiced and paid in U.S. dollars, with a portion of sales transactions denominated in foreign currencies.

3.    Research and development
In January 2009, the Company and Toshiba entered into a development agreement under which Toshiba provides funding in support of the Company's research and development efforts, and the parties work collaboratively to develop and deliver innovative technology advancements for Toshiba's medical equipment and the Company's advanced visualization software solutions. Software developed under the agreement is owned by the Company, and intellectual property in either party's possession that may be useful in the development efforts or that is produced during the development activities is subject to cross-licenses. For payments received under the agreement, the Company's policy is to offset research and development expense in the period in which the related costs are incurred. The agreement does not require repayment of payments previously received by the Company and offset against incurred expenses.
Amounts billed by the Company to Toshiba and recognition of offsets to the Company's research and development expense for reimbursement from Toshiba to offset the development costs the Company incurred during the period under the agreement were as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Unrecognized balance, beginning of period	$—	$519	$—	$—
Amounts billed to Toshiba	385	—	866	1,024
Offsets recognized	(241)	(263)	(722)	(768)
Unrecognized balance, end of period	$144	$256	$144	$256

4.     Equity-based compensation
During the three months ended March 31, 2010, the Company initiated a cash tender offer for certain employee stock options in an effort to reduce its stock option overhang. The tender offer expired on March 19, 2010. Pursuant to the tender offer, employees tendered for purchase 360,000 options, and the Company accepted for purchase all such options. As a result, the Company paid an aggregate of $194,000 to the participating employees and incurred an equity-based compensation expense of $692,000 related to the remaining unamortized equity-based compensation expense associated with the options tendered in the offer. The tender offer applied to outstanding stock options held by employees with an exercise price equal to or greater than $25.00 per share. The price offered for each eligible stock option was at a discount to its Black-Scholes fair value.
The following table illustrates how equity-based compensation, including the expense related to the tender offer that expired on March 19, 2010, was allocated to the condensed consolidated statements of operations (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Cost of revenue	$62	$84	$262	$245
Sales and marketing	120	316	679	940
Research and development	191	233	799	698
General and administrative	264	319	1,023	1,043
Total equity-based compensation expense	$637	$952	$2,763	$2,926

As of September 30, 2010, approximately $4.2 million of unrecognized compensation expense related to stock options was expected to be recognized over a weighted-average period of 2.4 years. As of September 30, 2010, approximately $224,000 of unrecognized compensation expense related to restricted stock awards was expected to be recognized over a weighted-average period of 2.5 years.
The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. The Black-Scholes option valuation model requires the development of assumptions that are input into the model. These assumptions include the expected stock volatility, the risk-free interest rate, the option's expected life and the dividend yield on the underlying stock.

For purposes of calculating the fair value of options under applicable accounting standards, the weighted-average fair value of options granted was $4.54 and $5.69 for the three and nine months ended September 30, 2010, respectively, and $4.67 and $3.73 for the three and nine months ended September 30, 2009, respectively. The weighted-average fair values for the options were based on the fair values on the dates of grant. The fair values for the options were calculated using the Black-Scholes option-pricing model, with the following weighted-average assumptions and expense adjusted using the following expected forfeiture rate assumptions:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Expected option life	3.75 years	3.75 years	3.64 years	3.69 years
Expected volatility factor	45%	49%	46%	49%
Expected dividend yield	—%	—%	—%	—%
Risk-free interest rate	1.07%	2.05%	1.89%	1.67%
Expected forfeiture rate	2%	2%	2%	2%

The following table summarizes stock option activity for the nine months ended September 30, 2010:

Shares Underlying Options
Total outstanding as of December 31, 2009	2,639,767
Options granted	400,200
Options exercised	(178,235)
Options cancelled	(596,512)
Total outstanding as of September 30, 2010	2,265,220

Options granted during the nine months ended September 30, 2010 consisted primarily of the Company's annual grant to employees during the three months ended March 31, 2010 and the Company's annual grant to its non-employee directors during the three months ended June 30, 2010. Options cancelled during the nine months ended September 30, 2010 included cancellation of options for 360,000 shares resulting from the tender offer.
The following table summarizes restricted shares activity for the nine months ended September 30, 2010:

Restricted Shares
Total outstanding as of December 31, 2009	49,123
Shares vested	(12,136)
Shares forfeited/cancelled	(18,000)
Total outstanding as of September 30, 2010	18,987

5.    Asset impairment
In 2007, the Company began the implementation of an enterprise resource planning (“ERP”) system. The ERP system was intended to replace numerous disconnected business management software applications and link the data contained within these disconnected systems to enable better management of the Company's business and derive more useful data for various business functions, such as sales, marketing, finance and customer support.
Phase 1 of the implementation, which related to the replacement of the Company's general ledger, was completed in 2007. As of September 30, 2010, the net book value of Phase 1 was $436,000. Phase 2 of the implementation, which consisted of replacing the Company's various customer relationship management and order processing systems, was put on hold in 2008 in conjunction with cost-control efforts. In 2009, the Company determined, in conjunction with continued cost-control measures, that it would not implement Phase 2. As a result, during the three months ended June 30, 2009, the Company recognized an asset impairment charge of $3.1 million related to costs incurred for the discontinued Phase 2 implementation.

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

The computations for basic and diluted net income (loss) per share are as follows (in thousands, except per share amounts):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Numerator:
Net income (loss)	$554	$(750)	$(2,184)	$(20,622)

Denominator:
Denominator for weighted average common shares outstanding - basic	14,253	14,204	14,334	14,336
Dilution associated with the Company’s stock-based compensation plans	79	—	—	—
Denominator for weighted average common shares outstanding – diluted	14,332	14,204	14,334	14,336

Net income (loss) per share — basic	$0.04	$(0.05)	$(0.15)	(1.44)
Net income (loss) per share — diluted	$0.04	$(0.05)	$(0.15)	(1.44)

Antidilutive stock options and restricted stock awards excluded	1,781	2,753	2,284	2,753

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
The components of comprehensive income (loss) were as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net income (loss)	$554	$(750)	$(2,184)	$(20,622)
Other comprehensive income (loss):
Net change in unrealized gain or loss on available-for-sale investments, net of tax	3	25	47	(19)
Comprehensive income (loss)	$557	$(725)	$(2,137)	$(20,641)

8.     Fair value measurements
The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2010 and December 31, 2009 (in thousands):

		Fair Value Measurements at September 30, 2010 Using
	Total Carrying Value at	Quoted price in active markets	Significant other observable inputs	Significant unobservable inputs
	September 30, 2010	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market	$71,814	$—	$71,814	$—

Marketable securities:
Corporate debt	29,912	29,912	—	—
Government debt	25,409	25,409	—	—
Total marketable securities	55,321	55,321	—	—
Total cash equivalents and marketable securities	$127,135	$55,321	$71,814	$—

		Fair Value Measurements at December 31, 2009 Using
	Total Carrying Value at	Quoted price in active markets	Significant other observable inputs	Significant unobservable inputs
	December 31, 2009	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market	$114,830	$—	$114,830	$—

Marketable securities:
Corporate debt	16,911	16,911	—	—
Government debt	4,996	4,996	—	—
Total marketable securities	21,907	21,907	—	—
Total cash equivalents and marketable securities	$136,737	$21,907	$114,830	$—
Marketable securities measured at fair value using quoted market prices are classified within Level 1 of the valuation hierarchy. Cash equivalents, which consist of money market instruments, are valued at net asset value, which generally approximates the current fair value, but since the value is not obtained from a quoted price in an active market, such securities are reflected as Level 2. The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

9.    Other intangible assets
Acquired intangible assets subject to amortization were as follows (in thousands):

	September 30, 2010	December 31, 2009
Gross Carrying Value	$2,500	$2,500
Accumulated Amortization	(2,388)	(2,118)
Net Carrying Value	$112	$382
Other intangible assets consist of patents and patent applications subject to amortization and are amortized on a straight-line basis over the estimated period of benefit. Amortization expense related to other intangible assets was $90,000 for each the three-month periods ended September 30, 2010 and 2009, respectively, and $270,000 and $336,000 for the nine months ended September 30, 2010 and 2009, respectively.
The estimated future amortization expense for intangible assets as of September 30, 2010 is as follows (in thousands):

Remainder of 2010	$90
2011	22
Total	$112
The preceding expected amortization expense is an estimate. Actual amortization expense may differ from estimates due to any additional intangible asset acquisitions, impairment of intangible assets, accelerated amortization of intangible assets and other events.

10.    Deferred revenue
The components of deferred revenue were as follows:

	September 30, 2010	December 31, 2009
Maintenance and support	$13,459	$13,043
Customer education	2,502	2,036
Professional services	712	848
Software	134	255
Hardware and other	307	351
Total deferred revenue	17,114	16,533
Less current portion	(16,058)	(15,500)
Long-term portion of deferred revenue	$1,056	$1,033

11.    Income taxes
During the three and nine months ended September 30, 2010, the Company recognized a provision for income taxes of $17,000 and $62,000, respectively, relating entirely to foreign income taxes. During the three months ended September 30, 2009, the Company recognized a tax benefit of $64,000, which consisted of a one-time $100,000 tax benefit related to the monetization of certain historic research and development tax credits as a result of the Housing and Economic Recovery Act of 2008, offset in part by a $36,000 tax provision relating to foreign operations. In 2009, during the three months ended June 30, 2009, the Company established a full valuation allowance against its deferred tax assets. As of September 30, 2010, the Company's deferred tax assets remained fully offset by a valuation allowance based on management's assessment of cumulative pretax results in recent years and projections of cumulative pretax results in future periods. If pretax results improve in future periods, the Company may be able to utilize the deferred tax assets to reduce the tax provision and related payments. However, a significant portion of these deferred tax assets relate to net operating loss carryforwards which may expire before the Company is able to utilize them.

12.    Commitments and contingencies
Under general contract terms, the Company often includes provisions in its software license agreements under which the Company agrees to indemnify its customers against liability and damages arising from claims of patent, copyright, trademark or trade secret infringement by the Company's software. The Company has not incurred any material costs as a result of this type of indemnification clause, and the Company does not maintain a product warranty liability reserve related to such indemnification clauses.
The Company has entered into various employment agreements with certain executives of the Company, which include provisions for severance payments subject to certain conditions and events.
The Company is involved in various claims and legal actions in the normal course of business. The outcome of such legal actions, even if unfavorable, will not have a significant adverse effect on the Company's financial position, results of operations or cash flows.

13.     Share repurchase program
The Company completed repurchases of its common stock under its existing share repurchase program of 451,000 shares for $5.7 million during the three months ended September 30, 2010 and 472,000 shares for $6.0 million during the nine months ended September 30, 2010, inclusive of fees and expenses. As of September 30, 2010, there remained 115,000 shares authorized for repurchase on the open market under this program. Subsequent to September 30, 2010 and through November 9, 2010, the Company purchased 37,000 shares for $491,000 under the program, bringing the total aggregate shares repurchased under this share repurchase program to 922,000 shares.
On August 4, 2010, the Company announced an additional share repurchase program, authorizing repurchases of shares on the open market of up to $20.0 million. As of September 30, 2010, no shares had been repurchased under this program.
At the time of repurchase, shares are returned to the status of authorized and unissued shares. The Company has accounted for repurchases as constructively retired and recorded such repurchases as a reduction of common stock and additional paid-in capital.

14.    Recent accounting pronouncements
In October 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2009-13, Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force, that provides amendments to the criteria for separating consideration in multiple-deliverable arrangements. The ASU does not apply to arrangements for which industry specific allocation and measurement guidance exists, such as long-term construction contracts and software transactions. The Company will adopt ASU No. 2009-13 on January 1, 2011. The Company may elect to adopt the provisions prospectively for new or materially modified arrangements beginning on the effective date or retrospectively for all periods presented. The Company does not expect that the adoption of this standard will have a material impact on the Company's consolidated financial statements.
In October 2009, the FASB issued ASU No. 2009-14, Certain Revenue Arrangements That Include Software Elements—a consensus of the FASB Emerging Issues Task Force, that reduces the types of transactions that fall within the current scope of software revenue recognition guidance. Existing software revenue recognition guidance requires that its provisions be applied to an entire arrangement when the sale of any products or services containing or utilizing software when the software is considered more than incidental to the product or service. The ASU also provides guidance on how to allocate transaction consideration when an arrangement contains both deliverables within the scope of software revenue guidance (software deliverables) and deliverables not within the scope of that guidance (non-software deliverables, such as hardware). The Company will adopt ASU No. 2009-14 on January 1, 2011. The Company may elect to adopt the provisions prospectively for new or materially modified arrangements beginning on the effective date or retrospectively for all periods presented. However, the Company must elect the same transition method for this guidance as that chosen for ASU No. 2009-13. The Company does not expect that the adoption of this standard will have a material impact on the Company's consolidated financial statements.

15.    Subsequent event
On October 29, 2010, the Company was awarded nine Qualifying Therapeutic Discovery Project (“QTDP”) grants from the U.S. government in the amount of $1.5 million, based on the Company's research expenditures for certain therapeutic discovery projects. The QTDP grants will be recognized as an offset to research and development expense in the fourth quarter of 2010.

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
Vital Images, Inc. summary results for the three months ended September 30, 2010, were as follows:

•	Revenue increased 4% to $14.9 million, compared to $14.3 million for the third quarter of 2009.

•	Gross margin was 75.4%, compared to 75.8% for the third quarter of 2009.

•	Income before income taxes was $571,000, compared to loss before income taxes of $814,000 for the third quarter of 2009.

•	Net income was $554,000, or $0.04 per diluted share, compared to net loss of $750,000, or $(0.05) per diluted share, for the third quarter of 2009.
Vital Images, Inc. summary results for the nine months ended September 30, 2010, were as follows:

•	Revenue increased 3% to $43.6 million, compared to $42.5 million for the first nine months of 2009.

•	Gross margin was 73.3%, compared to 75.8% for the first nine months of 2009.

•
Loss before income taxes was $2.1 million, compared to $6.0 million for the first nine months of 2009, which included a non-cash charge of $3.1 million related to an asset impairment in the second quarter of 2009.

•
Net loss was $2.2 million, or $(0.15) per diluted share, compared to $20.6 million, or $(1.44) per diluted share, for the first nine months of 2009, which included non-cash charges of $18.1 million related to an asset impairment and the establishment of a full valuation allowance against our deferred tax assets in the second quarter of 2009.

Total cash, cash equivalents and marketable securities were $137.9 million as of September 30, 2010, compared to $143.1 million as of June 30, 2010 and $142.2 million as of December 31, 2009. Working capital (defined as current assets less current liabilities) was $118.5 million as of September 30, 2010, an increase from $108.6 million as of June 30, 2010 and a decrease from $121.0 million as of December 31, 2009. The increase in working capital during the three months ended September 30, 2010 was primarily due to noncurrent marketable securities becoming current during the period, offset in part by cash used for repurchases of our common stock during the period. The decrease in working capital during the nine months ended September 30, 2010 was due primarily to repurchases of our common stock during the period.
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
We operate and manage our business as a single business segment - the development and marketing of software and related products and services for advanced visualization and analysis solutions for use by medical professionals in clinical analysis and therapy planning. We market our products and services through a direct sales force, resellers and independent distributors in the United States and in international markets. Our common stock is traded on The NASDAQ Global Select Market under the symbol “VTAL.”

Critical accounting policies and estimates
Our discussion and analysis of financial condition and results of operations are based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. We have adopted various accounting policies to prepare the Condensed Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States of America. The most significant accounting policies are disclosed in Note 2 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2009. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. We continually evaluate our critical accounting policies and estimates. We discuss our critical accounting estimates in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. We did not have any significant changes in our critical accounting policies or estimates since December 31, 2009.

Results of Operations
The following table sets forth information from our condensed consolidated statements of operations, expressed as a percentage of total revenue.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenue:
License fees	36.5%	39.3%	37.0%	38.1%
Maintenance and services	58.9	57.9	59.0	59.4
Hardware	4.6	2.8	4.0	2.5
Total revenue	100.0	100.0	100.0	100.0

Cost of revenue:
License fees	4.2	5.2	5.9	5.4
Maintenance and services	16.3	16.5	16.8	16.5
Hardware	4.1	2.5	4.0	2.3
Total cost of revenue	24.6	24.2	26.7	24.2

Gross profit	75.4	75.8	73.3	75.8

Operating expenses:
Sales and marketing	32.8	36.4	35.6	38.0
Research and development	24.5	29.7	27.0	28.7
General and administrative	15.3	16.8	16.5	18.0
Asset impairment	—	—	—	7.4
Total operating expenses	72.6	82.9	79.1	92.1

Operating income (loss)	2.8	(7.1)	(5.8)	(16.3)

Interest income	1.0	1.4	0.9	2.2
Income (loss) before income taxes	3.8	(5.7)	(4.9)	(14.1)

Provision (benefit) for income taxes	0.1	(0.5)	0.1	34.5

Net income (loss)	3.7%	(5.2)%	(5.0)%	(48.6)%

Revenue
A comparison of revenue by category is as follows (dollars in thousands):

	For the Three Months Ended				For the Nine Months Ended
	September 30,				September 30,
	2010	2009	Change		2010	2009	Change
Revenue:
License fees	$5,430	$5,624	$(194)	(3)%	$16,113	$16,183	$(70)	0%
Maintenance and services	8,761	8,274	487	6%	25,730	25,206	524	2%
Hardware	683	402	281	70%	1,764	1,074	690	64%
Total revenue	$14,874	$14,300	$574	4%	$43,607	$42,463	$1,144	3%
License fee revenue
The following table sets forth information on license fee revenue by source (dollars in thousands):

	For the Three Months Ended				For the Nine Months Ended
	September 30,				September 30,
	2010	2009	Change		2010	2009	Change
License fee revenue:
Direct and other distributors	$1,597	$928	$669	72%	$4,170	$2,633	$1,537	58%
Toshiba	3,833	4,696	(863)	(18)%	11,943	13,550	(1,607)	(12)%
Total license fee revenue	$5,430	$5,624	$(194)	(3)%	$16,113	$16,183	$(70)	0%

Percent of license fee revenue:
Direct and other distributors	29%	17%			26%	16%
Toshiba	71%	83%			74%	84%
Total license fee revenue	100%	100%			100%	100%
The decreases in license fee revenue during the three and nine months ended September 30, 2010, compared to the same periods in 2009, were driven primarily by decreased Toshiba license fee revenue, reflecting weakness in the U.S. and international markets for high-end CT equipment. This was partially offset by increased direct and other distributors license fee revenue in the U.S.
Maintenance and services revenue (dollars in thousands)

	For the Three Months Ended				For the Nine Months Ended
	September 30,				September 30,
	2010	2009	Change		2010	2009	Change
Maintenance and services revenue:
Maintenance and support	$7,197	$7,132	$65	1%	$22,134	$21,592	$542	3%
Customer education	954	875	79	9%	2,242	2,776	(534)	(19)%
Professional services	610	267	343	128%	1,354	838	516	62%
Total maintenance and services revenue	$8,761	$8,274	$487	6%	$25,730	$25,206	$524	2%
Maintenance and support revenue remained relatively flat for the three and nine months ended September 30, 2010, compared to the same periods in 2009. Revenue growth continued to be impacted by pressure on new software sales and a greater percentage of installed base customer conversions to Vitrea Enterprise Suite, which conversions result in lower incremental maintenance and support revenue than new license sales.
The increase in customer education revenue for the three months ended September 30, 2010, compared to the same period in 2009, was due to the timing of education sessions provided. The decrease in customer education revenue for the nine months ended September 30, 2010, compared to the same period in 2009, was due to the effect of decreased U.S. license sales, for which training is generally provided up to a year after the sale, as well as the general timing of training sessions provided.
Professional services revenue increased for the three and nine months ended September 30, 2010, compared to the same periods in 2009, due to a higher percentage of enterprise sales, which generally include more professional services than non-enterprise sales, as well as the timing of professional services provided.

The following table sets forth information on maintenance and services revenue by source (dollars in thousands):

	For the Three Months Ended				For the Nine Months Ended
	September 30,				September 30,
	2010	2009	Change		2010	2009	Change
Maintenance and services revenue:
Direct and other distributors	$5,796	$5,051	$745	15%	$16,228	$15,338	$890	6%
Toshiba	2,965	3,223	(258)	(8)%	9,502	9,868	(366)	(4)%
Total maintenance and services revenue	$8,761	$8,274	$487	6%	$25,730	$25,206	$524	2%

Percent of maintenance and services revenue:
Direct and other distributors	66%	61%			63%	61%
Toshiba	34%	39%			37%	39%
Total maintenance and services revenue	100%	100%			100%	100%
The increases in maintenance and services revenue from direct and other distributors for the three and nine months ended September 30, 2010, compared to the same periods in 2009, was primarily due to an increasing customer base and was driven by increased direct and other distributors license sales in the U.S.
The decrease in maintenance and services revenue from Toshiba for the three and nine months ended September 30, 2010, compared to the same periods in 2009, was driven by lower software license sales through Toshiba in the U.S. and internationally.
Hardware revenue
Hardware revenue increased 70% to $683,000 for the third quarter of 2010, compared to $402,000 for the third quarter of 2009, and increased 64% to $1.8 million for the first nine months of 2010, compared to $1.1 million for the first nine months of 2009. We offer to sell hardware to our customers in conjunction with license sales, and fluctuations are driven by individual customer purchasing preferences. Sales of hardware systems are not core to our strategy, although many customers purchasing our software on an enterprise basis are choosing to also purchase the hardware for their enterprise from us. We expect hardware sales to fluctuate from period to period depending upon the needs and preferences of our customers.

Cost of revenue and gross profit
A comparison of gross profit and gross margin by revenue category is as follows (dollars in thousands):

	For the Three Months Ended				For the Nine Months Ended
	September 30,				September 30,
	2010	2009	Change		2010	2009	Change
Gross profit:
License fees	$4,811	$4,875	$(64)	(1)%	$13,522	$13,906	$(384)	(3)%
Maintenance and services	6,339	5,923	416	7%	18,412	18,210	202	1%
Hardware	69	38	31	82%	43	77	(34)	(44)%
Total gross profit	$11,219	$10,836	$383	4%	$31,977	$32,193	$(216)	(1)%

Gross margin:
License fees	88.6%	86.7%			83.9%	85.9%
Maintenance and services	72.4%	71.6%			71.6%	72.2%
Hardware	10.1%	9.5%			2.4%	7.2%
Total gross margin	75.4%	75.8%			73.3%	75.8%
Changes in license fee gross margins were impacted by changes in product mix. License gross margin increased for the three months ended September 30, 2010, as we had lower volume of third party software sales, which carry lower margin. License fee gross margin decreased for the nine months ended September 30, 2010, compared to the same period in 2009. The decrease in license fee gross margin was primarily due to the overall product mix, including a higher number of installed base customer conversions to Vitrea Enterprise Suite, which results in lower upfront revenue and therefore lower upfront gross margin than new license sales, and a lower number of Vitrea sales, which more often carry a higher upfront gross margin than customer conversions to Vitrea Enterprise Suite. Pricing pressure in the U.S. and Europe and increased royalty expense also contributed to the decrease.
Maintenance and services gross margins increased for the three months ended September 30, 2010, compared to the same period in 2009, as revenue from professional services increased without a corresponding increase in costs, which generally do not fluctuate with changes in revenue. Maintenance and services gross margins decreased for the nine months ended September 30, 2010, compared to the same period in 2009, due to increased costs related to customer upgrades and an increased number of contractors and temporary services personnel. We had 53 and 52 permanent services personnel as of September 30, 2010 and 2009, respectively.
Hardware gross margins increased for the three months ended September 30, 2010 and decreased for the nine months ended September 30, 2010, compared to the same periods in 2009, due to variability in pricing during the periods.

Operating expenses
The following is a comparison of operating expenses as a percent of revenue, as well as the percent change in total expense:

	Percent of Revenue for the Three Months Ended		Percent Change for the Three Months Ended	Percent of Revenue for the Nine Months Ended		Percent Change for the Nine Months Ended
	September 30,		September 30,	September 30,		September 30,
	2010	2009	2009 to 2010	2010	2009	2009 to 2010
Operating expenses:
Sales and marketing	32.8%	36.4%	(6)%	35.6%	38.0%	(4)%
Research and development	24.5	29.7	(14)%	27.0	28.7	(3)%
General and administrative	15.3	16.8	(6)%	16.5	18.0	(6)%
Asset impairment	—	—	—%	—	7.4	(100)%
Total operating expenses	72.6%	82.9%	(9)%	79.1%	92.1%	(12)%
Sales and marketing
Sales and marketing expenses were as follows (dollars in thousands):

	For the Three Months Ended
	September 30,
	2010	2009	Change
Salaries, benefits and bonuses	$2,043	$2,185	$(142)	(6)%
Overhead and other expenses	800	632	168	27%
Travel, meals and entertainment	580	622	(42)	(7)%
Commissions	522	379	143	38%
Outside services and consulting	317	409	(92)	(22)%
Trade shows and advertising	272	259	13	5%
Depreciation	228	398	(170)	(43)%
Equity-based compensation	120	316	(196)	(62)%
Total	$4,882	$5,200	$(318)	(6)%

	For the Nine Months Ended
	September 30,
	2010	2009	Change
Salaries, benefits and bonuses	$6,322	$6,542	$(220)	(3)%
Overhead and other expenses	2,083	2,058	25	1%
Travel, meals and entertainment	1,853	1,901	(48)	(3)%
Commissions	1,525	1,307	218	17%
Trade shows and advertising	1,427	1,484	(57)	(4)%
Outside services and consulting	823	622	201	32%
Depreciation	800	1,273	(473)	(37)%
Equity-based compensation	679	940	(261)	(28)%
Total	$15,512	$16,127	$(615)	(4)%
Sales and marketing expense decreased for the three and nine months ended September 30, 2010, compared to the same periods in 2009. Salaries, benefits and bonuses decreased due to lower headcount for the three and nine months ended September 30, 2010 and decreased incentive compensation for the nine months ended September 30, 2010. Equity-based compensation decreased due to certain restricted stock awards becoming fully vested in the first quarter of 2010 and the reduction in unvested options outstanding subsequent to the tender offer in March 2010, described in the “Tender offer” section below. Depreciation expense decreased as assets became fully depreciated. These decreases were partially offset by increased commissions expense due to increased direct and other distributor sales. Additionally, we increased our utilization of consultants for the nine months ended September 30, 2010, compared to the same period in 2009. Overhead and other expenses increased for the three months ended September 30, 2010, due primarily to market research activities in the 2010 third quarter. We had 66 and 71 sales and marketing personnel as of September 30, 2010 and 2009, respectively.
We will continue to manage sales and marketing expenses based on market conditions and business opportunities.

Research and development
Research and development expenses were as follows (dollars in thousands):

	For the Three Months Ended
	September 30,
	2010	2009	Change
Salaries, benefits and bonuses	$2,554	$3,065	$(511)	(17)%
Overhead and other expenses	670	837	(167)	(20)%
Outside services and consulting	354	152	202	133%
Equity-based compensation	191	233	(42)	(18)%
Depreciation	124	221	(97)	(44)%
Development reimbursement	(241)	(263)	22	(8)%
Total	$3,652	$4,245	$(593)	(14)%

	For the Nine Months Ended
	September 30,
	2010	2009	Change
Salaries, benefits and bonuses	$7,918	$8,930	$(1,012)	(11)%
Overhead and other expenses	2,168	2,423	(255)	(11)%
Outside services and consulting	1,194	231	963	417%
Equity-based compensation	799	698	101	14%
Depreciation	420	686	(266)	(39)%
Development reimbursement	(722)	(768)	46	(6)%
Total	$11,777	$12,200	$(423)	(3)%
The decrease in research and development expenses for the three and nine months ended September 30, 2010, compared to the same periods in 2009, resulted primarily from decreased headcount, which included the termination of 20 employees in our Beijing office in August 2009 in conjunction with our decision to discontinue test and product development activities there. The termination of the employees in Beijing also resulted in lower lease expense and depreciation expense at that location. These decreases were partially offset by increased outside services and consulting expenses for test and product development services. Depreciation expense also decreased as assets became fully depreciated. We had 80 and 90 research and development personnel as of September 30, 2010 and 2009, respectively.
We will continue to devote resources to develop applications and solutions to improve the cost, quality and accessibility of health care.

General and administrative
General and administrative expenses were as follows (dollars in thousands):

	For the Three Months Ended
	September 30,
	2010	2009	Change
Salaries, benefits and bonuses	$1,111	$1,071	$40	4%
Overhead and other expenses	581	587	(6)	(1)%
Equity-based compensation	264	319	(55)	(17)%
Accounting, auditing and legal fees	252	368	(116)	(32)%
Consulting	61	60	1	2%
Total	$2,269	$2,405	$(136)	(6)%

	For the Nine Months Ended
	September 30,
	2010	2009	Change
Salaries, benefits and bonuses	$3,285	$3,333	$(48)	(1)%
Overhead and other expenses	1,799	1,844	(45)	(2)%
Equity-based compensation	1,023	1,043	(20)	(2)%
Accounting, auditing and legal fees	823	1,173	(350)	(30)%
Consulting	273	252	21	8%
Total	$7,203	$7,645	$(442)	(6)%
General and administrative expenses decreased during the three and nine months ended September 30, 2010, compared to the same periods in 2009. Accounting, auditing and legal fees decreased for the three and nine months ended September 30, 2010 as a result of the timing and nature of services provided. Equity-based compensation decreased for the three and nine months ended September 30, 2010 as fewer unvested options remained outstanding subsequent to the tender offer. We had 38 and 40 general and administrative personnel as of September 30, 2010 and 2009, respectively.
We will continue to manage general and administrative expenses relative to changes in the business.
Tender offer
During the three and nine months ended September 30, 2010, we initiated a cash tender offer for certain employee stock options in an effort to reduce the number of our stock options outstanding. The tender offer expired on March 19, 2010. Pursuant to the tender offer, employees tendered for purchase 360,000 options, and we accepted for purchase all such options. As a result, we paid an aggregate of $194,000 to the participating employees and incurred an equity-based compensation expense of $692,000 related to the remaining unamortized equity-based compensation expense associated with the options tendered in the offer. The tender offer applied to outstanding stock options held by employees with an exercise price equal to or greater than $25.00 per share. The price offered for each eligible stock option was at a discount to its Black-Scholes fair value.
Interest income
We generated $155,000 of interest income in the third quarter of 2010, compared to $200,000 in the third quarter of 2009, and generated $393,000 of interest income for the first nine months of 2010, compared to $960,000 for the first nine months of 2009. The decrease for the three and nine months ended September 30, 2010, compared to the same periods in 2009, was due to a decline in interest rates and decreased investment in higher yielding U.S. government obligations, which matured in fiscal 2009.

Income taxes
During the three and nine months ended September 30, 2010, we recognized a provision for income taxes of $17,000 and $62,000, respectively, relating entirely to foreign income taxes. During the three months ended September 30, 2009, we recognized a tax benefit of $64,000, which consisted of a one-time $100,000 tax benefit related to the monetization of certain historic research and development tax credits as a result of the Housing and Economic Recovery Act of 2008, offset in part by a $36,000 tax provision relating to foreign operations. In 2009, during the three months ended June 30, 2009, we established a full valuation allowance against our deferred tax assets. As of September 30, 2010, our deferred tax assets remained fully offset by a valuation allowance based on our assessment of cumulative pretax results in recent years and projections of cumulative pretax results in future periods. If pretax results improve in future periods, we may be able to utilize the deferred tax assets to reduce the tax provision and related payments. However, a significant portion of these deferred tax assets relate to net operating loss carryforwards which may expire before we are able to utilize them.

Liquidity and capital resources
The following table sets forth certain relevant measures of our liquidity and capital resources (in thousands):

	September 30, 2010	December 31, 2009
Cash and cash equivalents	$82,626	$120,317
Marketable securities - current	42,805	9,673
Marketable securities - noncurrent	12,516	12,234
Cash, cash equivalents and marketable securities	$137,947	$142,224

Working capital	$118,534	$121,034

Debt	$—	$—
The decrease in our cash, cash equivalents and marketable securities and in our working capital as of September 30, 2010, compared to December 31, 2009, was primarily due to $6.0 million of share repurchases during the first nine months of 2010 under our share repurchase programs. As of September 30, 2010, our marketable securities consist of U.S. government obligations and corporate commercial obligations.
We believe our existing cash and investments will satisfy our foreseeable working capital requirements for at least the next 12 months. Additionally, we believe our liquidity and balance sheet position enable us to execute our repurchases of common stock under our existing share repurchase program while still investing in our enterprise solution and marketing strategy and remaining well positioned to pursue strategic acquisition opportunities if and when they emerge.
Summary of Cash Flows
A summary of cash flows is as follows (in thousands):

	For the Nine Months Ended
	September 30,
	2010	2009
Cash provided by (used in):
Operating activities	$1,043	$352
Investing activities	(34,611)	13,016
Financing activities	(4,123)	(4,763)
Net change in cash and cash equivalents	$(37,691)	$8,605
Operating activities
Net cash provided by operating activities was $1.0 million for the nine months ended September 30, 2010, compared to net cash provided by operating activities of $352,000 for the nine months ended September 30, 2009. The increase in cash from operating activities was primarily due to the timing of receipts and payments in the ordinary course of business. A $2.0 million use of cash resulted from the change in accounts receivable for the nine months ended September 30, 2010, compared to a $354,000 source of cash for the same period in 2009. Changes in the accounts receivable balances each period resulted primarily from the amount and timing of sales within the quarter and the timing of receipts from large enterprise transactions and channel partners. Our days' sales outstanding (calculated by dividing ending net accounts receivable by revenue per day) increased to 89 days as of September 30, 2010, compared to 81 days as of September 30, 2009. A $681,000 use of cash resulted from changes in accounts payable, accrued expenses and other liabilities for the nine months ended September 30, 2010, compared to a $1.4 million use of cash for the same period in 2009. Changes in the accounts payable, accrued expenses and other liabilities balances each period are primarily affected by purchases in the preceding quarter and the timing of payments to vendors. A $581,000 source of cash resulted from the change in deferred revenue for the nine months ended September 30, 2010, compared to a $3.1 million use of cash for the same period in 2009. Changes in the deferred revenue balances each period are primarily affected by sales for the preceding four quarters and the timing of services provided.
Investing activities
Investing activities, which consist significantly of purchases and maturities of investments in marketable securities, resulted in a $34.6 million use of cash for the first nine months of 2010, compared to a $13.0 million source of cash for the same period in 2009. Including these investments, total cash, cash equivalents and marketable securities were $137.9 million as of September 30, 2010 and $140.3 million as of September 30, 2009.
We used $40.1 million and $21.7 million to purchase investments in marketable securities in the first nine months of 2010 and 2009, respectively. We realized $6.7 million and $36.7 million of proceeds from maturities of marketable securities in the first nine months of 2010 and 2009, respectively.
We used $1.2 million and $1.9 million for purchases of property and equipment in the nine months ended September 30, 2010 and 2009, respectively. The purchases for both periods were principally to upgrade computer equipment. We anticipate that we will continue to purchase property and equipment in the normal course of business. The amount and timing of these purchases and the related cash outflows in future periods are difficult to predict and depend on a number of factors, including the hiring of employees and the rate of change of computer hardware.
Financing activities
Cash used in financing activities totaled $4.1 million for the first nine months of 2010, compared to cash used in financing activities of $4.8 million for the same period in 2009. The primary use of cash was $6.0 million and $6.1 million for the first nine months of 2010 and 2009, respectively, for repurchases of common stock under our stock repurchase programs. The primary source of cash in 2010 was $2.1 million in proceeds from the sale of common stock under stock plans, of which $1.8 million related to the exercise of stock options. The primary source of cash in 2009 was $1.3 million in proceeds from the sale of common stock under stock plans, of which $933,000 related to the exercise of stock options. We have no debt or debt payments.
We have never paid or declared any dividends and do not intend to pay dividends in the foreseeable future.
Off-balance-sheet arrangements
We did not have any off-balance sheet arrangements as of September 30, 2010 or December 31, 2009.
Other purchase commitments
We had no significant outstanding purchase commitments as of September 30, 2010. We have entered into a number of technology licensing agreements that provide for the payment of royalties when we sell our software products; we are not obligated for any minimum payments under such agreements.
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

Changes in internal control over financial reporting
There were no changes in internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
c)     The following table presents information with respect to purchases of Vital Images, Inc. common stock made during the quarter ended September 30, 2010 by us or our “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number and Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1-31, 2010	92,422	$12.83	92,422	474,006 shares
August 1-31, 2010	166,525	$12.65	166,525	307,481 shares and $20.0 million
September 1-30, 2010	192,360	$12.70	192,360	115,121 shares and $20.0 million
	451,307	$12.71	451,307	115,121 shares and $20.0 million

On March 3, 2009, we announced a share repurchase program, under which we may repurchase up to 1.0 million shares of our common stock. As of September 30, 2010, we had purchased 884,879 shares of our common stock through only open market transactions. On August 4, 2010, we announced an additional share repurchase program, authorizing repurchases of shares on the open market of up to $20.0 million.

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

VITAL IMAGES, INC.
Date:	November 9, 2010	/s/ Peter J. Goepfrich
Peter J. Goepfrich
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)