Form 10-K
period 2010-12-31
VITAL IMAGES INC
filed 2011-03-14
CIK 912888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to
 Commission file number:  0-22229

Vital Images, Inc.

State of Incorporation:	Minnesota	I.R.S. Employer Identification No.:	42-1321776
Address of principal executive offices: 5850 Opus Parkway, Suite 300, Minnetonka, MN 55343-4414
Registrant’s telephone number: (952) 487-9500

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.01 par value	NASDAQ Global Select Market

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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
As of June 30, 2010, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $184,255,720. The common stock is the registrant’s only class of voting stock.
The number of shares outstanding of the issuer’s class of common stock as of March 7, 2011 was 14,064,645 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of registrant’s definitive Proxy Statement in connection with the Annual Meeting of Stockholders to be held May 12, 2011 (“2011 Proxy Statement”) are incorporated by reference into Part III of this Form 10-K, as indicated in Items 10 through 14 of Part III.

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

Item 1.    Business
Our Business
Vital Images, Inc. (“Vital Images,” “we,” “us,” or “our”) is a leading provider of advanced visualization and image analysis solutions for use by medical professionals in clinical analysis and therapy planning for medical conditions. We provide software, customer education, software maintenance and support, professional services and third-party hardware to our customers. Our technology rapidly transforms complex data generated by diagnostic imaging equipment into functional digital images that can be manipulated and analyzed using our specialized applications to better understand internal anatomy and pathology. Our solutions are designed to improve physician workflow and productivity, enhance the ability to make clinical decisions, facilitate less invasive patient care, and complement often significant capital investments in diagnostic imaging equipment made by our customers. Our software is compatible with equipment from all major manufacturers of diagnostic imaging equipment, such as computed tomography (“CT”) and magnetic resonance (“MR”) scanners, and can be integrated into picture archive and communication systems (“PACS”) and electronic medical record ("EMR") systems, which many hospitals use to acquire, distribute and archive medical images and diagnostic reports.

We were founded and incorporated in Iowa in September 1988, and we re-incorporated in Minnesota in March 1997. Our principal executive offices are located at 5850 Opus Parkway, Suite 300, Minnetonka, MN 55343 (telephone (952) 487-9500, facsimile (952) 487-9510, e-mail — info@vitalimages.com).

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

Products and Services
Our software solutions are used with medical diagnostic equipment, primarily in clinical analysis and therapy planning. Our software applies proprietary technologies to a variety of data supplied by diagnostic imaging equipment, such as CT and MR scanners, to allow medical clinicians to create 2D, 3D and 4D views of human anatomy and to non-invasively navigate within these images to better visualize and understand internal structures and pathologies. Our main customers are hospitals and clinics, university medical schools and diagnostic imaging centers. We market our products and services to these customers both directly through our own sales force and indirectly through digital imaging equipment manufacturers and PACS and EMR companies, who sell our products with other products they either manufacture or acquire from third parties.

Our enterprise offerings provide access to advanced visualization software throughout a hospital enterprise to physicians and surgical specialists, particularly in the areas of cardiology, radiology, cardiovascular, oncology, neurology and gastroenterology. Our current enterprise offering is called Vitrea Enterprise Suite, which delivers comprehensive advanced visualization solutions, and may include our proprietary back-end data management software, Vital Image Management System. Vitrea Enterprise Suite can be used by every medical professional that practices within our customer’s enterprise. Our products also serve as an integration platform for applications offered by our visualization technology partners, including MeVis Medical Solutions Inc.'s ImageChecker® CT software applications for the detection of lung nodules; Mirada Solutions Ltd.'s Fusion 7D™ software application for the anatomical alignment of two different image data sets from two different types of diagnostic equipment, such as combining images from CT and PET scanners; Merge Healthcare Incorporated's CADstream™ breast MRI software; and Medis Inc.'s QMass® MR software.

Our products work with equipment from all major manufacturers of diagnostic imaging systems, including Toshiba Medical Systems Corporation (“Toshiba”), GE Healthcare (“GE”), Siemens Medical Systems, Inc. (“Siemens”) and Philips Medical Systems (“Philips”). Our products may also be integrated into PACS, such as those marketed by McKesson Corporation (“McKesson”) and Sectra AB (“Sectra”), and into EMRs, such as those marketed by Cerner Corporation ("Cerner"), and run on off-the-shelf third-party computer hardware.

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

Marketing and Distribution
We market our products directly to end-user customers and through business partners, including diagnostic imaging equipment manufacturers, PACS companies, and software developers, all of whom sell our products with products they either manufacture or acquire from third parties.

Our marketing partners include Toshiba, which markets our software to its customers through its subsidiaries and distributors worldwide. Our agreement with Toshiba commenced in 2001, and it has been extended multiple times, most recently through December 31, 2013. The Marketing and Distribution Agreement, which was entered into by Toshiba and us on November 21, 2008, is a typical reseller or distributor agreement, under which Toshiba resells our imaging products in connection with its sales of its own scanner equipment. Under the Marketing and Distribution Agreement, Toshiba markets and resells our products to its customers. Our sales team may provide assistance to Toshiba in its sales efforts, in a similar manner to how our sales team provides assistance to our other resellers, and we provide back-up technical support for problems that Toshiba cannot resolve. The Marketing and Distribution Agreement requires an annual minimum amount of purchases from us by Toshiba. Historically, purchases by Toshiba exceeded its commitment under the Marketing and Distribution Agreement, so the minimum purchase obligations were not triggered. For 2010, with this historical success as background, Toshiba agreed to increase its purchase commitment to the highest it had ever been, and Toshiba’s performance during 2010 exceeded its performance during 2009 by approximately $1 million. However, despite the improved performance, Toshiba missed achieving the increased 2010 commitment amount by less than 10%, we believe as a result of general weakness in the U.S. and European CT market. In the fourth quarter, we held discussions with Toshiba about its performance against the 2010 commitment amount, and agreed not to trigger the minimum purchase obligation in exchange for Toshiba’s commitment to enhance its internal processes for generating and forecasting sales of our products by its local and regional subsidiaries and resellers, which we believe will help increase sales of our products through Toshiba during 2011 and in future years. Additionally, Toshiba agreed to continue funding the Technology Development Agreement during 2011, which positively impacts our financial results, because the funding amount is treated as a credit to our research and development expenses, as discussed below in the section entitled, “Research and Development.” Sales through Toshiba are a material portion of our revenues, comprising approximately 51% of our 2010 revenues, 54% of our 2009 revenues and 52% of our 2008 revenues. License revenue generated through our relationship with Toshiba during the years ended December 31, 2010, 2009 and 2008 was $16.9 million, $18.3 million, and $23.3 million, respectively.

We also have marketing and reseller agreements with several other companies, such as McKesson, Sectra and Cerner Corp., under which these companies may resell our products to their customers as add-on components to their products.

Geographic Information
Our export sales and long-lived assets by significant geographic areas are presented in Note 11 of the Consolidated Financial Statements in this Annual Report on Form 10-K, listed in Item 15(a)(1) of the Form 10-K.

Research and Development
Our research and development activities are focused on the development of new products and on improvements to existing products. Research and development expense was $13.6 million, $16.3 million and $20.4 million for the years ended December 31, 2010, 2009 and 2008, respectively.

In addition to our Marketing and Distribution Agreement with Toshiba, noted above, we also have entered into a Technology Development Agreement, which became effective on January 8, 2009 and calls for development of software or clinical applications by us under Product Development Plans, as such term is defined in the Technology Development Agreement. Each Product Development Plan is separately entered into between Toshiba and us and discusses the key features of the project, including the product to be developed, development milestones, and the amount and timing of funding to be provided by Toshiba for the development effort. Upon completion of the project, we can sell the product that is developed both through Toshiba and, after a 180-day exclusivity period, through our direct sales force, although the exclusivity period may be waived for certain projects. We dedicate a specific number of our personnel exclusively to each project that is funded by Toshiba. The Technology Development Agreement currently will terminate six months following the end of all active Product Development Plans, although it may renew upon written agreement by Toshiba and us. If at any time no projects are ongoing during the term of the Technology Development Agreement, Toshiba will continue to provide funding to us at the rates set forth in the Agreement for up to six months for any of our personnel who are assigned to and actively engaged on projects related to errors reported in any project software that was previously released. In addition, Toshiba will also continue to provide funding for the dedicated project personnel for up to six months during the term, if no project is ongoing, or for up to six months after the term, to assist us to cover reallocation and/or termination costs. Funding received by us under the Technology Development Agreement is accounted for as an offset to research and development expense. We recognized a credit to research and development expenses of $1.0 million and $1.1 million under the Technology Development Agreement in 2010 and 2009, respectively.

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

We are also subject to regulation in foreign countries in which we sell our products. Many of the regulations applicable to our products in such countries are similar to those of the FDA, but the regulations in several countries, particularly in Asia, may be more particular than those of the FDA, and significantly greater time and resources may be required to obtain approval in those countries. Our ability to successfully market and sell our products in foreign markets depends in large part on our ability to comply with such foreign regulatory requirements. Our products have been Conformité Europeene (“CE”) marked, indicating conformance with applicable sections of the Medical Device Directive, which allows the products to be marketed in the member countries of the European Communities.

We are also subject to periodic inspections by the FDA and similar foreign regulatory agencies, whose primary purpose is to audit our compliance with quality system regulations established by the FDA and other applicable government standards. Regulatory action may be initiated in response to audit deficiencies or product performance problems. We believe that our manufacturing and quality control procedures comply with all applicable requirements of the FDA and foreign regulatory agencies in countries in which we sell our products. We have received and maintain ISO 13485 Certification.

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

Employees
As of December 31, 2010, we had 238 full-time employees, with 74 involved in research and development, 66 in sales and marketing, 61 in technical support functions and 37 in administrative functions. We believe our relationship with our employees is good.

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
Our business historically was tied to sales of our advanced visualization products on a workstation basis, which were typically purchased concurrently with a customer’s purchase of CT imaging equipment. The market for CT imaging equipment has trended downward since 2007 and is not expected to recover to its past levels within the foreseeable future. In order to improve the marketability of our products separately from sales of CT imaging equipment, during 2008, we evolved our products and business model into sales throughout a customer’s enterprise. However, there can be no assurance that sales of our enterprise-wide advanced visualization product through our reseller channel will not remain dependent upon the CT sales cycle, or that such products will be sold by our resellers at the same level as they previously sold our advanced visualization products on a workstation.

We presently depend on Toshiba for a significant portion of our total revenues. A reduction in the business from Toshiba could adversely affect our revenues and could seriously harm our business.
One of our principal distribution channels is to sell our medical imaging software in connection with medical imaging equipment sold by Toshiba. Sales to Toshiba accounted for 51% of our total revenue for the year ended December 31, 2010, 54% of our total revenue for the year ended December 31, 2009 and 52% of our total revenue for the year ended December 31, 2008. Toshiba’s accounts receivable represented 58% of our accounts receivable at December 31, 2010 and 36% at December 31, 2009. Except for our agreement with Toshiba, we have no significant purchase commitments from any of our customers or business partners, and we generally make sales pursuant to individual transactions. Our joint distribution agreement with Toshiba commenced in 2001 and has been extended multiple times, most recently through December 31, 2013. However, Toshiba does have the ability to conduct in-house development of advanced visualization capabilities for all Toshiba modalities which could lead to a reduction in Toshiba’s need for our products in the future. A reduction, delay, or cancellation of orders from Toshiba, or our inability to collect accounts receivable from Toshiba, likely would have a material adverse effect on our financial condition and operating results.

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
During the years ended December 31, 2010, 2009 and 2008, 34%, 34% and 29% of our total revenues, respectively, were attributable to international sales. Toshiba has been the primary source of our international sales, and we have also entered into agreements with several other companies to resell our products internationally. We are also developing direct international sales and marketing efforts. By doing business in international markets, we are exposed to risks separate and distinct from those we face in our domestic operations. Our international business may be adversely affected by changing economic conditions in foreign countries. Because most of our sales are currently denominated in U.S. dollars, if the value of the U.S. dollar increases relative to foreign currencies, our products could become more costly to the international consumer and therefore less competitive in international markets, which could adversely affect our profitability. Furthermore, the percentage of sales denominated in non-U.S. currencies may increase in the future, in which case fluctuations in exchange rates could affect demand for our products.

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
We have in the past experienced, and may in the future experience, significant fluctuations in annual and quarterly operating results. If these fluctuations occur, they may result in volatility in the price of our common stock. Quarterly revenue and operating results may fluctuate as a result of a variety of factors that are outside of our control including, but not limited to, the timing of significant orders, the timing of product enhancements and new product introductions by us or our competitors, the pricing of our products, changes in customers’ budgets and competitive conditions. Our quarterly license and services revenue may fluctuate and may be difficult to forecast for a variety of reasons, including the following:

•	a significant number of our existing and prospective clients’ decisions regarding whether to enter into license agreements with us are made within the last few weeks or days of each quarter;

•	the size and number of license transactions can vary significantly;

•	our dependence on Toshiba or any other major customer for a significant portion of our revenues;

•	a decrease in license fee revenue which may likely result in a decrease in services revenue in the same or subsequent quarters;

•	clients unexpectedly postponing or canceling projects due to changes in their strategic priorities, project objectives, budget or personnel;

•	the uncertainty caused by potential business combinations in the software industry, causing clients and prospective clients to cancel, postpone or reduce capital spending projects on software;

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
The HIPAA regulations require our customers to observe several requirements for the privacy and security of the protected health information (PHI) of their patients. Although the products and services we provide may technically not be covered under the HIPAA regulations, we may have access to PHI while working with our customers and our customers therefore routinely request that we sign “business associate” agreements with them. A “business associate” is a person or entity that performs certain functions or activities that involve the use or disclosure of protected health information on behalf of, or that provides services to, a covered entity. By law, the HIPAA Privacy Rule applies only to covered entities—health plans, healthcare clearinghouses, and certain healthcare providers. However, most healthcare providers do not carry out all of their healthcare activities and functions by themselves. Instead, they often use the services of a variety of other persons or businesses. The HIPAA Privacy Rule allows covered providers and health plans to disclose protected health information to these “business associates” if the providers or plans obtain satisfactory assurances that the business associate will use the information only for the purposes for which it was engaged by the covered entity, will safeguard the information from misuse, and will help the covered entity comply with some of the covered entity’s duties under the HIPAA Privacy Rule. Further, the Health Information Technology for Economic and Clinical Health (HITECH) Act, enacted as part of the American Recovery and Reinvestment Act of 2009, extended most of the obligations and liabilities of covered entities to business associates. Covered entities may disclose protected health information to an entity in its role as a business associate only to help the covered entity carry out its healthcare functions—not for the business associate’s independent use or purposes, except as needed for the proper management and administration of the business associate. These agreements are necessary for us in the normal course of servicing and supporting our products and may require us to incur liabilities if we disclose protected health information in a manner not allowed under any respective agreement. Our potential liabilities may include indemnifying our customer against any damages resulting from the disclosure. If we are not willing to or are unable to enter into a business associate agreement with current and potential customers, such customers may not purchase our products or services or discontinue previously-purchased services, which would have a material adverse effect on our business, financial condition, or results of operations.

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

Further, on March 23, 2010, President Obama signed the Patient Protection and Affordable Care Act. The legislation imposes significant new taxes on makers of certain medical devices. Specifically, beginning in 2013, the legislation imposes a 2.3 percent excise tax on the sale by manufacturers of taxable medical devices intended for human use. These taxes, whether determined to be applicable directly to us and our products or applicable to other companies with which we partner, could have a substantial impact on the manner in which we conduct business and a material adverse effect on our business, financial condition, results of operations and cash flows.

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
We review goodwill for impairment annually and more frequently if events and circumstances indicate that the asset may be impaired and that the carrying value may not be recoverable. We operate as one reporting unit and therefore compare our book value to our market value (consisting of market capitalization plus an appropriate control premium). If the market value exceeds the book value, goodwill is generally considered not to be impaired.

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

We are subject to certain laws and plans which may discourage takeover attempts that could be beneficial for shareholders
We are subject to anti-takeover provisions of the Minnesota Business Corporation Act. These provisions may deter or discourage takeover attempts and other changes in control that are not approved by our Board of Directors, and they may have a depressive effect on any market for our stock. As a result, our shareholders may lose opportunities to dispose of their shares at the higher prices typically available in takeover attempts or that may be available under a merger proposal. In addition, these provisions may have the effect of permitting our current directors to retain their positions and place them in a better position to resist changes that our shareholders may wish to make if they are dissatisfied with the conduct of our business.

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

	High	Low
2010
Fourth Quarter	$14.74	$12.89
Third Quarter	$14.90	$12.20
Second Quarter	$16.70	$12.49
First Quarter	$16.92	$12.60

2009
Fourth Quarter	$13.18	$11.35
Third Quarter	$13.75	$10.19
Second Quarter	$12.25	$9.64
First Quarter	$14.29	$8.54

We have never paid or declared any cash dividends on our common stock and do not intend to pay dividends on our common stock in the foreseeable future. We expect to retain our future anticipated earnings to finance development and expansion of our business. As of February 28, 2011, there were approximately 5,400 beneficial owners and approximately 500 registered holders of record of our common stock.

During 2008, our Board of Directors approved a share repurchase program, which authorized repurchases of shares on the open market of up to $40.0 million, including fees and expenses, of the Company's common stock, which program was completed in February 2009. Our current share repurchase program, under which we may repurchase up to 1.0 million shares of our common stock, was announced on March 3, 2009. As of December 31, 2010, we had purchased 922,548 shares of our common stock through only open market transactions under this program. On August 4, 2010, we announced an additional share repurchase program, authorizing repurchases of shares on the open market of up to $20.0 million. No shares had been repurchased under this additional program as of December 31, 2010.

The following table presents information with respect to purchases of our common stock made during the quarter ended December 31, 2010 by us or our “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number and Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1-31, 2010	21,535	$13.00	21,535	93,586 shares and $20.0 million
November 1-30, 2010	15,897	$13.18	15,897	77,689 shares and $20.0 million
December 1-31, 2010	237	$13.24	237	77,452 shares and $20.0 million
	37,669	$13.08	37,669	77,452 shares and $20.0 million

Performance Graph
Since April 24, 2007, our common stock has been quoted on The NASDAQ Global Select Market. From June 9, 2003 through April 23, 2007, our stock was quoted on The NASDAQ Global Market. From September 29, 2000 through June 6, 2003, our common stock was quoted on The NASDAQ SmallCap Market (now known as The NASDAQ Capital Market). The following graph shows changes during the period from December 31, 2005 to December 31, 2010 in the value of $100 invested in: (1) Vital Images, Inc.’s common stock; (2) the Total Return Index for The NASDAQ Composite; and (3) NASDAQ Non-Financial Stocks. The values of each investment as of the dates indicated are based on share prices plus any dividends paid in cash, with the dividends reinvested on the date they were paid. The calculations exclude trading commissions and taxes.

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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Vital Images, Inc., The NASDAQ Composite Index
And The NASDAQ Non-Financial Index

_______________________________________
*$100 invested on 12/31/05 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

	12/31/2005	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010
Vital Images, Inc.	$100.00	$133.08	$69.10	$53.19	$48.53	$53.46
NASDAQ Composite	$100.00	$111.74	$124.67	$73.77	$107.12	$125.93
NASDAQ Non-Financial	$100.00	$109.34	$122.52	$71.80	$108.57	$127.96

Item 6.    Selected Financial Data (in thousands, except per share data)

	2010		2009		2008		2007		2006
Years Ended December 31:
Revenue	$59,709		$58,230		$68,141		$70,176		$70,512
Gross profit	$43,431		$44,025		$52,268		$54,587		$56,302
Operating expenses	$44,775	(1)	$52,036	(2)	$62,093	(4)	$61,755	(5)	$49,371
Operating (loss) income	$(1,344)		$(8,011)		$(9,825)		$(7,168)		$6,931
Net (loss) income	$(966)		$(21,252)	(3)	$(2,800)		$1,367		$6,583
Net (loss) income per share - basic	$(0.07)		$(1.48)		$(0.17)		$0.08		$0.49
Weighted average common shares - basic	14,250		14,315		16,155		16,972		13,463
Net (loss) income per share - diluted	$(0.07)		$(1.48)		$(0.17)		$0.08		$0.46
Weighted average common shares - diluted	14,250		14,315		16,155		17,457		14,259
At December 31:
Working capital	$127,222		$121,034		$135,417		$173,905		$162,202
Total assets	$170,529		$172,062		$198,193		$230,996		$219,730
Long-term debt	$—		$—		$—		$—		$—
Total stockholders’ equity	$144,746		$146,722		$168,691		$202,216		$190,902
_____________________________________

(1)	Includes an offset to research and development expense of $1,459 for the receipt of a Qualifying Therapeutic Discovery Project (QTDP) grant from the United States government.

(2)	Includes a $3,147 asset impairment charge related to the implementation of the Company’s enterprise resource planning system in the second quarter of 2009.

(3)	Includes a $14,964 non-cash charge to the provision for income taxes to establish a full valuation allowance against the Company’s deferred tax assets in the second quarter of 2009.

(4)	Includes a $660 restructuring charge related to a reduction in workforce of approximately 11% in November 2008.

(5)	Includes an $885 charge related to the separation of our former Chief Executive Officer in the fourth quarter of 2007.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive summary
The financial results for Vital Images, Inc. (also referred to as “we”, “us” and “our”) improved during 2010, reflecting a slightly improved economic environment. However, contracted capital spending by U.S. hospitals, continued weakness in the high-end computed tomography ("CT") and picture archiving and communication systems ("PACS") markets, and increased competitive pressure in the advanced visualization market have pressured our results in 2010 as they did in past years. We mitigated the impact of these negative factors by making strategic investments to expand the range of our market opportunities and through cost-control measures. Vital Images, Inc. summary 2010 results were as follows:

•	Total revenue of $59.7 million, compared to $58.2 million for 2009 and $68.1 million for 2008.

•	Gross margin of 72.7%, compared to 75.6% for 2009 and 76.7% for 2008.

•	Operating expenses of $44.8 million, compared to $52.0 million for 2009 and $62.1 million for 2008.

•	Operating loss of $1.3 million, compared to operating losses of $8.0 million for 2009 and $9.8 million for 2008.

•	Interest income of $529,000, compared to interest income of $1.1 million for 2009 and $4.6 million for 2008, representing 0.4% 0.8% and 2.9% returns on investment in 2010, 2009 and 2008, respectively.

•
Net loss of $966,000, or $(0.07) loss per diluted share, compared to net losses of $21.3 million, or $(1.48) loss per diluted share, for 2009 and $2.8 million, or $(0.17) per diluted share, for 2008. The net loss for 2009 included $18.1 million of non-cash charges representing $(1.27) per diluted share.

Total cash, cash equivalents and marketable securities were $139.9 million as of December 31, 2010, compared to $142.2 million as of December 31, 2009. Working capital (defined as current assets less current liabilities) was $127.2 million as of December 31, 2010, compared to $121.0 million as of December 31, 2009. The decrease in cash, cash equivalents and marketable securities during 2010 was primarily the result of repurchases of our common stock in 2010 totaling $6.5 million under share repurchase programs authorized by our Board of Directors. The increase in working capital during 2010 was primarily due to noncurrent marketable securities becoming current during the period, offset in part by cash used for repurchases of common stock.

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

Allowance for doubtful accounts
We maintain an allowance for doubtful accounts in an amount estimated to be sufficient to provide adequate protection against losses resulting from extending credit to our customers. In judging the adequacy of the allowance for doubtful accounts, we consider multiple factors, including historical bad debt experience, the general economic environment, the need for specific client reserves and the aging of our outstanding receivables. A portion of this provision is included in operating expenses as a general and administrative expense and a portion of this provision is included as a reduction of license revenue. A considerable amount of judgment is required in assessing these factors. If the factors utilized in determining the allowance do not reflect future performance, then a change in the allowance for doubtful accounts would be necessary in the period such determination has been made, which would impact future results of operations. As of December 31, 2010, the allowance for doubtful accounts was $667,000 for gross accounts receivable of $14.8 million.

Deferred taxes
Significant judgment is required in determining the realizability of our deferred tax assets. We must assess the likelihood that our net deferred tax assets will be recovered from future taxable income, and to the extent we believe that recovery is not likely, we must establish a valuation allowance. Considerations for determining the realizability of our deferred tax assets primarily involve cumulative pre-tax income for financial reporting purposes, cumulative taxable income for the past three years, estimated future pre-tax income for financial reporting purposes and estimated future taxable income from our core business. We also consider the expiration dates and amounts of net operating loss carryforwards and other tax credits, and estimate the impact of future tax deductions from the exercise of stock options. These estimates are projected through the life of the related deferred tax assets based on assumptions which we believe to be reasonable and consistent with current operating results. After giving consideration to the above factors, during the three months ended June 30, 2009, we recorded a non-cash charge of $15.0 million to the provision for income taxes to establish a full valuation allowance against our deferred tax assets. If pretax results improve in future periods, we may be able to reverse the valuation allowance, which will positively impact earnings. As of December 31, 2010, we had a full valuation allowance against our deferred taxes of $15.7 million.

Goodwill
Goodwill and intangible assets with indefinite lives are reviewed for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. We operate as one reporting unit and therefore compare the book value to the market value (consisting of market capitalization plus an appropriate control premium). As of December 31, 2010, our book value relative to our market value indicated that our goodwill of $9.1 million was not impaired. If the market value exceeds the book value, goodwill is considered not impaired, and thus the second step of the impairment test is not necessary. If our book value exceeds the market value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test, used to measure the amount of impairment loss, compares the implied fair value of the goodwill with the book value of the goodwill. If the carrying value of the goodwill exceeds the implied fair value of the goodwill, an impairment loss would be recognized in an amount equal to the excess. If market conditions continue to fluctuate, we may incur goodwill impairment charges that adversely affect our financial position and operating results.

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

Equity-based compensation
We recognize equity-based compensation expense under the fair value recognition provisions of applicable accounting guidance. We recognize equity-based compensation net of an estimated forfeiture rate and recognize compensation cost only for those shares expected to vest over the requisite service period of the award.

The fair value of each option award is estimated as of the date of grant using the Black-Scholes option valuation model. The Black-Scholes option valuation model requires the development of assumptions that are input into the model. These assumptions are the expected stock volatility, the risk-free interest rate, the option’s expected life and the dividend yield on the underlying stock. Expected volatility is calculated based on the historical volatility of our common stock over the expected option life. Risk-free interest rates are calculated based on continuously compounded U.S. Treasury risk-free rates for the appropriate term. Prior to March 9, 2006, the expected life of stock options was calculated by performing a detailed analysis of all historical stock option information available. On March 9, 2006, we began to grant options with a five-year legal life instead of the eight-year legal life that had historically been used. As a result, we elected to use the “simplified” method, to estimate the expected life of options granted on and after March 9, 2006. As options granted in 2006 will reach the end of their five-year contractual term during 2011, we believe that we will have sufficient historical information in the near future to compute the expected term assumption based on the weighted average of historical grants for options to be granted in future periods. The dividend yield is assumed to be zero, as we have never paid or declared any cash dividends on our common stock and do not intend to pay dividends on our common stock in the foreseeable future. The expected forfeiture rate is estimated based on historical experience.

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

Results of Operations
The following table sets forth information from our Statements of Operations, expressed as a percentage of total revenue.

	For the Year Ended December 31,
	2010	2009	2008
Revenue:
License fees	38.2%	39.1%	50.3%
Maintenance and services	57.1	57.9	47.6
Hardware	4.7	3.0	2.1
Total revenue	100.0	100.0	100.0

Cost of revenue:
License fees	6.1	5.7	7.2
Maintenance and services	16.9	15.9	14.8
Hardware	4.3	2.8	1.3
Total cost of revenue	27.3	24.4	23.3

Gross profit	72.7	75.6	76.7

Operating expenses:
Sales and marketing	36.1	38.8	40.8
Research and development	22.8	28.1	29.9
General and administrative	16.1	17.1	19.4
Asset impairment	—	5.4	—
Restructuring charge	—	—	1.0
Total operating expenses	75.0	89.4	91.1

Operating loss	(2.3)	(13.8)	(14.4)

Interest income	0.9	1.9	6.8
Loss before income taxes	(1.4)	(11.9)	(7.6)

Provision (benefit) for income taxes	0.2	24.6	(3.5)

Net loss	(1.6)%	(36.5)%	(4.1)%

Revenue (dollars in thousands)

	For the Year Ended December 31,			Increase (Decrease)		Percent Increase (Decrease)
	2010	2009	2008	2009 to 2010	2008 to 2009	2009 to 2010	2008 to 2009
Revenues:
License fees	$22,823	$22,766	$34,290	$57	$(11,524)	—%	(34)%
Maintenance and services	34,102	33,717	32,436	385	1,281	1%	4%
Hardware	2,784	1,747	1,415	1,037	332	59%	23%
Total revenue	$59,709	$58,230	$68,141	$1,479	$(9,911)	3%	(15)%

License fee revenue (dollars in thousands)
The following table sets forth information on license fee revenue by source:

	For the Year Ended December 31,			Increase (Decrease)		Percent Increase (Decrease)
	2010	2009	2008	2009 to 2010	2008 to 2009	2009 to 2010	2008 to 2009
License fee revenue:
Direct and other distributors	$5,903	$4,493	$11,014	$1,410	$(6,521)	31%	(59)%
Toshiba	16,920	18,273	23,276	(1,353)	(5,003)	(7)%	(21)%
Total license fees	$22,823	$22,766	$34,290	57	(11,524)	—%	(34)%

Percent of license fee revenue:
Direct and other distributors	26%	20%	32%
Toshiba	74	80	68
Total license fee revenue	100%	100%	100%

License fee revenue remained flat during 2010, compared to 2009, after declining from 2008 to 2009. During 2010, license fee revenue through Toshiba decreased $1.4 million, reflecting weakness in the market for high-end CT equipment. This was offset by increased license fee revenue in the U.S. through our direct channel and other distributors due to increased sales of Vitrea Enterprise Suite. The decrease in license fee revenue for 2009, compared to 2008, was driven by the general decline in the U.S. economy starting in 2007 and continuing through 2009, which resulted in increased pricing pressures and contracted capital spending by U.S. hospitals and imaging centers.

Maintenance and services revenue (dollars in thousands)

	For the Year Ended December 31,			Increase (Decrease)		Percent Increase (Decrease)
	2010	2009	2008	2009 to 2010	2008 to 2009	2009 to 2010	2008 to 2009
Maintenance and services revenue:
Maintenance and support	$29,082	$28,792	$26,656	$290	$2,136	1%	8%
Customer education	3,098	3,511	4,478	(413)	(967)	(12)%	(22)%
Professional services	1,922	1,414	1,302	508	112	36%	9%
Total maintenance and services revenue	$34,102	$33,717	$32,436	$385	$1,281	1%	4%

Maintenance and support revenue remained relatively flat for 2010, compared to 2009. Revenue growth continued to be impacted by pressure on new software sales and a greater percentage of installed base customer conversions to Vitrea Enterprise Suite, which conversions result in lower incremental maintenance and support revenue than new license sales. The increase in maintenance and support revenue in 2009, compared to 2008, was due to an increase in the number of customers on maintenance contracts resulting from additional license sales.

Recognition of education revenue is impacted by the amount of license sales in preceding quarters and the timing of education sessions provided to customers. The decrease in education revenue for 2010, compared to 2009, was primarily due to the decrease in license revenue from 2008 to 2009. Similarly, education revenue decreased in 2009, compared to 2008, as license sales declined during the second half of 2007 and into 2008.

Professional services revenue, which includes installation and other implementation-related services, increased for 2010 and 2009, compared to 2009 and 2008, respectively, due to a higher percentage of enterprise sales, which generally include more professional services than non-enterprise sales, as well as the timing of professional services provided.

Hardware revenue
Hardware revenue increased 59% to $2.8 million in 2010, compared to $1.7 million in 2009, which was an increase of 23% from $1.4 million in 2008. Although the hardware we sell is commercially available, the increase in our hardware revenue is also driven by the fact that more hardware is purchased from us in connection with sales of Vitrea Enterprise Suite than in conjunction with sales of Vitrea, which were primarily on a workstation basis. We offer to sell hardware to our customers in conjunction with license sales, and fluctuations are driven by individual customer purchasing preferences. Sales of hardware systems are not core to our strategy, although many customers purchasing our software on an enterprise basis are choosing to also purchase the hardware for their enterprise from us. We expect hardware sales to fluctuate from period to period depending upon the needs and preferences of our customers.

Cost of revenue and gross profit
Gross profit decreased 1% to $43.4 million in 2010, compared to $44.0 million in 2009, which was a 16% decrease from $52.3 million in 2008. Gross margin percentage decreased to 72.7% in 2010 from 75.6% in 2009 and 76.7% in 2008, due to the mix between revenue categories, as well as the mix of software sales and increased maintenance and services costs.

A comparison of gross profit and gross margin by revenue category is as follows (dollars in thousands):

	For the Year Ended December 31,			Increase (Decrease)		Percent Increase (Decrease)
	2010	2009	2008	2009 to 2010	2008 to 2009	2009 to 2010	2008 to 2009
Gross profit:
License fees	$19,182	$19,465	$29,368	$(283)	$(9,903)	(1)%	(34)%
Maintenance and services	24,026	24,435	22,347	(409)	2,088	(2)%	9%
Hardware	223	125	553	98	(428)	78%	(77)%
Total gross profit	$43,431	$44,025	$52,268	$(594)	$(8,243)	(1)%	(16)%

Gross margin:
License fees	84.0%	85.5%	85.6%
Maintenance and services	70.5%	72.5%	68.9%
Hardware	8.0%	7.2%	39.0%
Total gross margin	72.7%	75.6%	76.7%

Fluctuations in license fee gross margin are generally a result of changes in the product and customer mix. Additionally, the mix between domestic and international sales may impact license fee gross margins. License fee gross margin decreased for 2010, compared to 2009, due primarily to the overall product mix, including a higher number of installed base customer conversions to Vitrea Enterprise Suite, which results in lower upfront revenue and therefore lower upfront gross margin than do new license sales, and a lower number of Vitrea sales, which more often carry a higher upfront gross margin than customer conversions to Vitrea Enterprise Suite. License fee gross margin remained relatively flat in 2009, compared to 2008, as a decrease in amortization expense was offset by pricing pressures and changes in product and customer mix.

Maintenance and services gross margins decreased for 2010, compared to 2009, due to increased costs related to customer upgrades and an increased number of contractors and temporary services personnel. Additionally, we are investing in our maintenance and services capability, which we believe increases customer satisfaction and drives additional sales of our products, but can temporarily lower maintenance and service gross margins, with the expectation that we will recover previous maintenance and service gross margins when maintenance and service revenue increases as a result of an increase in license sales. Maintenance and services gross margin increased during 2009, compared to 2008, as a larger percentage of each enterprise sale was allocated to maintenance and services revenue than has historically been allocated for sales of our products on a workstation basis, as enterprise sales carry higher maintenance and services pricing without a corresponding increase in costs. We will continue to invest in our customer education, installation, professional services and customer support areas in the future to adequately support our growing installed base of customers. We had 61, 51 and 53 maintenance and services personnel as of December 31, 2010, 2009 and 2008, respectively.

Hardware gross margins increased for 2010, compared to 2009, and decreased for 2009, compared to 2008, due to variability in pricing during the periods. Variances in gross margin for hardware are expected, as hardware sales are not a substantial part of the sales strategy.

Operating expenses
The following is a comparison of operating expenses as a percent of revenue as well as the percent increase or decrease in the total expense:

	Percent of Revenue for the Year Ended December 31,			Percent Increase (Decrease)
	2010	2009	2008	2009 to 2010	2008 to 2009
Operating expenses:
Sales and marketing	36.1%	38.8%	40.8%	(5)%	(19)%
Research and development	22.8	28.1	29.9	(17)%	(20)%
General and administrative	16.1	17.1	19.4	(4)%	(25)%
Asset impairment	—	5.4	—	(100)%	100%
Restructuring charge	—	—	1.0	—%	(100)%
Total operating expenses	75.0%	89.4%	91.1%	(14)%	(16)%

Sales and marketing
Sales and marketing expenses were as follows (dollars in thousands):

	For the Year Ended December 31,			Increase (Decrease)		Percent Increase (Decrease)
	2010	2009	2008	2009 to 2010	2008 to 2009	2009 to 2010	2008 to 2009
Salaries, benefits and bonus	$8,323	$8,841	$10,590	$(518)	$(1,749)	(6)%	(17)%
Trade shows and advertising	2,796	2,839	3,422	(43)	(583)	(2)%	(17)%
Overhead and other expenses	2,723	2,715	3,059	8	(344)	0%	(11)%
Travel, meals and entertainment	2,414	2,424	3,319	(10)	(895)	(0)%	(27)%
Commissions	2,385	2,050	3,588	335	(1,538)	16%	(43)%
Outside services and consulting	1,133	843	991	290	(148)	34%	(15)%
Depreciation	975	1,624	1,601	(649)	23	(40)%	1%
Equity-based compensation	802	1,243	1,265	(441)	(22)	(35)%	(2)%
Total	$21,551	$22,579	$27,835	$(1,028)	$(5,256)	(5)%	(19)%

Sales and marketing expense decreased for 2010, compared to 2009, as salaries, benefits and bonuses decreased due to lower average annual headcount and reduced bonus expense. Equity-based compensation decreased due to certain restricted stock awards becoming fully vested in the first quarter of 2010 and the reduction in unvested options outstanding subsequent to the tender offer in March 2010, described in the “Tender offer” section below. Depreciation expense decreased during 2010 as assets became fully depreciated. These decreases were partially offset as increased direct and other distributor sales resulted in higher commission expense and increased utilization of consultants resulted in higher consulting expense.

Sales and marketing expense decreased in 2009, compared to 2008, as salaries and benefits expense decreased due to lower average annual headcount. Commission expense was also lower due to decreased direct sales. The decreases in other expense categories in 2009, compared to 2008, were primarily due to decreased headcount and other broad-based cost control measures.

We had 66, 70 and 69 sales and marketing personnel as of December 31, 2010, 2009 and 2008, respectively.

Research and development
Research and development expenses were as follows (dollars in thousands):

	For the Year Ended December 31,			Increase (Decrease)		Percent Increase (Decrease)
	2010	2009	2008	2009 to 2010	2008 to 2009	2009 to 2010	2008 to 2009
Salaries, benefits and bonus	$10,435	$11,814	$13,024	$(1,379)	$(1,210)	(12)%	(9)%
Overhead and other expenses	2,797	3,345	3,588	(548)	(243)	(16)%	(7)%
Outside services and consulting	1,505	497	1,520	1,008	(1,023)	203%	(67)%
Equity-based compensation	979	945	1,179	34	(234)	4%	(20)%
Depreciation	529	869	1,044	(340)	(175)	(39)%	(17)%
Development reimbursement	(2,638)	(1,138)	—	(1,500)	(1,138)	132%	100%
Total	$13,607	$16,332	$20,355	$(2,725)	$(4,023)	(17)%	(20)%

The decrease in research and development expenses for 2010, compared to 2009, was due significantly to an increase in development reimbursement, which included a one-time grant of $1.5 million from the U.S. government under the Qualified Therapeutic Discovery Program in 2010 and monetization of $217,000 of Minnesota tax credits as a result of legislation enacted in 2010. The remaining balance of the development reimbursement amount reflects reimbursement from Toshiba for development costs we incurred under a development agreement with Toshiba, under which Toshiba provides funding in support of our research and development efforts, and the parties work collaboratively to develop and deliver innovative technology advancements for Toshiba’s medical equipment and our advanced visualization software solutions. The decrease in research and development expense was also driven by decreased headcount, which included the termination of 20 employees in our Beijing office in August 2009 in conjunction with our decision to discontinue test and product development activities there. The termination of the employees in Beijing also resulted in lower lease expense and depreciation expense at that location. These headcount-related decreases were partially offset by increased outside services and consulting expenses for test and product development services. Depreciation expense also decreased as assets became fully depreciated.

The decrease in research and development expenses for 2009, compared to 2008, was due to reduced headcount resulting from our November 2008 reduction in force, lower utilization of consultants and other cost control measures. In 2009, we also recognized a credit of $1.1 million to our research and development expenses for reimbursement from Toshiba for development costs we incurred under the co-development agreement. The decreases in other expense categories for 2009, compared to 2008, were primarily due to decreased headcount and other broad-based cost control measures.

We had 74, 87 and 114 research and development personnel as of December 31, 2010, 2009 and 2008, respectively. The decrease in headcount as of December 31, 2009, was due primarily to the termination of 20 employees in our Beijing office in August 2009 in conjunction with our decision to discontinue test and product development activities in Beijing.

General and administrative
General and administrative expenses were as follows (dollars in thousands):

	For the Year Ended December 31,			Increase (Decrease)		Percent Increase (Decrease)
	2010	2009	2008	2009 to 2010	2008 to 2009	2009 to 2010	2008 to 2009
Salaries, benefits and bonus	$4,532	$4,582	$4,583	$(50)	$(1)	(1)%	(0)%
Overhead and other expenses	2,366	2,355	3,335	11	(980)	0%	(29)%
Equity-based compensation	1,293	1,356	2,230	(63)	(874)	(5)%	(39)%
Accounting, auditing and legal fees	1,059	1,340	1,524	(281)	(184)	(21)%	(12)%
Consulting	367	345	1,571	22	(1,226)	6%	(78)%
Total	$9,617	$9,978	$13,243	$(361)	$(3,265)	(4)%	(25)%

General and administrative expenses decreased for 2010, compared to 2009. Accounting, auditing and legal fees decreased as a result of the timing and nature of services provided. Equity-based compensation decreased as fewer unvested options remained outstanding subsequent to the tender offer in March 2010, described in the “Tender offer” section below.

The decrease in general and administrative expenses in 2009, compared to 2008, was due in part to a lower utilization of consultants and reduced headcount resulting from the November 2008 reduction in force. Equity-based compensation decreased in 2009, compared to 2008, as previously issued equity awards became fully vested and as headcount decreased. The decreases in other expense categories in 2009, compared to 2008, were primarily due to decreased headcount and other broad-based cost control measures.

We had 37, 38 and 44 general and administrative personnel as of December 31, 2010, 2009 and 2008, respectively. Decreases in headcount were the result of our cost-control measures.

Tender offer
During the three months ended March 31, 2010, we initiated a cash tender offer for certain employee stock options in an effort to reduce the number of our stock options outstanding. The tender offer expired on March 19, 2010. Pursuant to the tender offer, employees tendered for purchase 360,000 options, and we accepted for purchase all such options. As a result, we paid an aggregate of $194,000 to the participating employees and incurred equity-based compensation expense of $692,000 related to the remaining unamortized equity-based compensation expense associated with the options tendered in the offer. The tender offer applied to outstanding stock options held by employees with an exercise price equal to or greater than $25.00 per share. The price offered for each eligible stock option was at a discount to its fair value as determined using the Black-Scholes option pricing model.

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

Phase 1 of the implementation, which related to the replacement of our general ledger, was completed in 2007 and is being depreciated through December 31, 2011. Phase 2 of the implementation, which consisted of replacing our various customer relationship management and order processing systems, was put on hold in 2008 in conjunction with our cost-control efforts, and we did not capitalize any costs relating to Phase 2 subsequent to October 2008. During the three months ended June 30, 2009, we determined, in conjunction with continued cost-control measures, that we would not implement Phase 2. As a result, in 2009 we recognized an asset impairment charge of $3.1 million related to the Phase 2 implementation.

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

Interest income
We generated $529,000 of interest income in 2010, compared to $1.1 million in 2009 and $4.6 million in 2008. A decline in interest rates and decreased investment in higher yielding U.S. government obligations, which matured in 2009, resulted in a 0.4% return on investments in 2010, compared to a 0.8% and 2.9% return on investments in 2009 and 2008, respectively.

Interest income is significantly impacted by changes in interest rates. We do not anticipate a significant improvement in interest rates in 2011 compared to 2010 due to general market conditions; interest rate changes may have a significant impact on results.

Income taxes
During 2010, we recognized a $151,000 tax provision primarily related to international taxes and the recognition of income tax expense for the reversal of previously recognized alternative minimum tax refunds.

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

For 2011, we anticipate a consolidated tax provision of approximately $25,000 per quarter relating entirely to foreign operations.

Liquidity and capital resources
The following table sets forth certain relevant measures of our liquidity and capital resources (in thousands):

	As of December 31,
	2010	2009
Cash and cash equivalents	$87,697	$120,317
Marketable securities	52,204	21,907
Cash, cash equivalents and marketable securities	$139,901	$142,224
Working capital	$127,222	$121,034
Debt	$—	$—

The decrease in our cash, cash equivalents and marketable securities as of December 31, 2010, compared to December 31, 2009, was primarily the result of repurchases of our common stock totaling $6.5 million under share repurchase programs authorized by our Board of Directors. The increase in working capital during 2010 was primarily due to noncurrent marketable securities becoming current during the period, offset in part by cash used for repurchases of our common stock during the period.

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

We have investments in marketable securities that are classified and accounted for as available-for-sale. As of December 31, 2010, $46.5 million of our marketable securities mature within one year and the remaining $5.7 million of our marketable securities mature in 2012.

Summary of Cash Flows
A summary of cash flows is as follows (in thousands):

	For the Year Ended December 31,
	2010	2009	2008
Cash provided by (used in)
Operating activities	$3,690	$2,374	$8,581
Investing activities	(31,987)	12,668	(10,246)
Financing activities	(4,323)	(4,431)	(35,314)
Net change in cash and cash equivalents	$(32,620)	$10,611	$(36,979)

Operating activities
Net cash provided by operating activities increased $1.3 million in 2010 to $3.7 million, compared to $2.4 million in 2009, due to a $20.3 million decrease in net loss and a $1.5 million decrease in changes in operating assets and liabilities, offset by a $20.5 million decrease in non-cash operating items.

Net cash provided by operating activities decreased $6.2 million in 2009 to $2.4 million, compared to $8.6 million in 2008, due to an $18.5 million increase in net loss and a $7.3 million decrease in changes in operating assets and liabilities, offset by a $19.5 million increase in non-cash operating items.

The increase of changes in operating assets and liabilities of $1.5 million in 2010, compared to 2009, and decrease of $7.3 million in 2009, compared to 2008, were primarily due to the timing of receipts and payments in the ordinary course of business. A $1.9 million use of cash resulted from the change in accounts receivable for 2010, compared to a $572,000 source of cash in 2009 and a $2.4 million source of cash in 2008. Changes in the accounts receivable balances each period resulted primarily from the amount and timing of sales within the quarter and the timing of receipts from large enterprise transactions and channel partners. Our days' sales outstanding (calculated by dividing ending net accounts receivable by revenue per day) increased to 86 days as of December 31, 2010, compared to 76 days as of December 31, 2009, which reflected an increase from 70 as of December 31, 2008. A $215,000 use of cash resulted from changes in accounts payable, accrued expenses and other liabilities for 2010, compared to a $1.3 million use of cash in 2009 and a $117,000 use of cash in 2008. Changes in the accounts payable, accrued expenses and other liabilities balances each period are primarily affected by purchases in the fourth quarter of the respective year and the timing of payments to vendors. A $1.0 million source of cash resulted from the change in deferred revenue in 2010, compared to a $2.4 million use of cash in 2009 and a $1.2 million source of cash in 2008. Changes in the deferred revenue balances each period are primarily affected by sales for the preceding four quarters and the timing of services provided.

Cash provided by non-cash operating items decreased by $20.5 million to $6.7 million in 2010, compared to 2009, and increased $19.5 million to $27.2 million in 2009, compared to $7.6 million in 2008. The changes primarily resulted from a $14.7 million decrease in deferred tax assets in 2009, due to a $15.0 million valuation allowance recorded in the second quarter of 2009, and a $3.1 million asset impairment in the second quarter of 2009.

Investing activities
Net cash used by investing activities was $32.0 million in 2010, compared to cash provided by investing activities of $12.7 million in 2009 and cash used by investing activities of $10.2 million in 2008.

We used $40.1 million, $21.7 million and $76.4 million to purchase investments in marketable securities during 2010, 2009 and 2008, respectively. We realized $9.7 million, $36.8 million and $71.6 million of proceeds from maturities and sales of marketable securities during 2010, 2009 and 2008, respectively. As of December 31, 2010, the marketable securities consist of U.S. government obligations and corporate commercial obligations.

We used $1.6 million, $2.3 million and $5.4 million for purchases of property and equipment in 2010, 2009 and 2008, respectively. The purchases for all periods were principally to upgrade computer equipment and to purchase computer equipment for new personnel. Purchases for 2008 also included costs related to expanding our facilities. Additionally, in 2007, we began the implementation of an enterprise resource planning (“ERP”) system. We continued implementation of the ERP during 2008 and 2009, though we recognized an impairment charge related to Phase 2 in the second quarter of 2009, as noted in the “Asset impairment” section above. We anticipate that we will continue to purchase property and equipment in the normal course of business. The amount and timing of these purchases and the related cash outflows in future periods are difficult to predict and depend on a number of factors, including the hiring of employees and the rate of change of computer hardware.

Financing activities
Cash used by financing activities totaled $4.3 million, $4.4 million and $35.3 million in 2010, 2009 and 2008, respectively. The primary use of cash in 2010, 2009 and 2008 was for the repurchase of $6.5 million, $6.1 million and $38.2 million, respectively, of our common stock under our share repurchase programs.

We have never paid or declared any dividends and do not intend to pay dividends in the near future.

The following summarizes our contractual obligations at December 31, 2010 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Operating leases	$1,209	$1,027	$182	$—	$—

Off-balance-sheet arrangements
We did not have any off-balance sheet arrangements as of December 31, 2010 or 2009.

Purchase commitments
We had no significant outstanding purchase commitments as of December 31, 2010. We have entered into a number of technology licensing agreements that provide for the payment of royalties when we sell our software products; we are not obligated for any minimum payments under such agreements.

Inflation
We believe inflation has not had a material effect on our operations or financial condition.

Recent accounting pronouncements
Information regarding new accounting pronouncements is included in Note 2 to the Consolidated Financial Statements.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

Market risk refers to the risk that a change in the level of one or more market prices, interest rates, indices, volatilities, correlations or other market factors such as liquidity will result in losses for a certain financial instrument or group of financial instruments. We do not hold or issue financial instruments for trading purposes, and we do not enter into forward financial instruments to manage and reduce the impact of changes in foreign currency rates as our export sales are primarily negotiated, invoiced and paid in U.S. dollars, with a small percentage of sales transactions denominated in foreign currencies. Based on the controls in place and the relative size of the foreign currency transactions entered into, we believe the risks associated with not using these instruments would not have a material adverse effect on our consolidated financial position or results of operations.

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

Interest rate risk
We place our cash, cash equivalents and marketable securities with a high-quality financial institution and have investment guidelines relative to diversification and maturities designed to maintain safety and liquidity. As of December 31, 2010, we had cash, cash equivalents and marketable securities totaling $139.9 million. Interest income for 2010 was $529,000, which represented at 0.4% return on investment. If interest rates decline in future periods, interest income from cash, cash equivalents and marketable securities may be negatively impacted.

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

The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in Item 15(a)(1) of this Annual Report on Form 10-K.

Changes in internal control over financial reporting
There were no changes in internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information
None.

Part III

Certain information required by Part III is omitted from this Annual Report on Form 10-K because we will file a definitive Proxy Statement relating to our 2011 Annual Meeting of Stockholders pursuant to Schedule 14A (the “Proxy Statement”) not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information included therein is incorporated herein by reference as indicated below.

Item 10.    Directors, Executive Officers and Corporate Governance
The information required by this Item 10 will be included under the captions “Election of Directors” and “Information Concerning Directors, Nominees and Executive Officers” in our Proxy Statement for our 2011 annual meeting of shareholders. Information concerning the compliance of our officers, directors and 10% shareholders with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the information to be contained in the 2011 proxy statement under the caption “Information Concerning Directors Nominees and Executive Officers — Section 16(a) Beneficial Ownership Reporting Compliance.” The information regarding Audit Committee members and “Audit Committee Financial Experts” is incorporated by reference to the information to be contained in the 2011 proxy statement under the caption “Information Concerning Directors Nominees and Executive Officers — Board Committees.” The information regarding our Code of Business Ethics is incorporated by reference to the information to be contained in the 2011 proxy statement under the heading “Information Concerning Directors Nominees and Executive Officers — Code of Business Conduct and Ethics.”

Item 11.    Executive Compensation
The information under the captions “Information Concerning Directors, Nominees and Executive Officers — Director Compensation,” “Information Concerning Directors, Nominees and Executive Officers — Compensation Discussion and Analysis,” “Information Concerning Directors, Nominees and Executive Officers — Compensation Committee Report,” “Information Concerning Directors, Nominees and Executive Officers — Executive Compensation” and “Information Concerning Directors, Nominees and Executive Officers — Compensation Committee Interlocks and Insider Participation”  to be contained in the 2011 proxy statement is incorporated herein by reference.

The following information is being provided instead of reporting the information under Item 5.02(e) of a Current Report on Form 8-K:

On February 23, 2011, our Board of Directors approved the recommendation of the Compensation Committee regarding base salaries for 2011 and grants of stock options under the 2006 Long-Term Incentive Plan for each of our executive officers, including our principal executive officer, principal financial officer and each of our other "named executive officers" (as defined in Regulation S-K Item 402(a)(3)) to be identified in our proxy statement for our 2011 annual meeting of shareholders. Specifically, the Compensation Committee approved the following salaries, effective March 1, 2011: Michael H. Carrel, the Company's President and Chief Executive Officer ($345,000), Peter J. Goepfrich, its Chief Financial Officer and Treasurer ($225,000), Aaron (Erkan) Akyuz, its Executive Vice President - Product Strategy and Development ($275,000), Steven P. Canakes, its Executive Vice President - Global Sales ($213,200), and Vikram Simha, its Chief Technology Officer ($247,200). The Committee also approved grants of options for the following numbers of shares: Mr. Carrel (50,000), Mr. Goepfrich (16,000), Mr. Akyuz (30,000), Mr. Canakes (12,500) and Mr. Simha (12,500). All options were granted on March 1, 2011 at an exercise price of $14.79 (the closing price of our common stock on the NASDAQ Global Select Market on the grant date). All options vest with respect to 28% of the shares on March 1, 2012 and, as to the remaining shares, with respect to 2% of the shares on each monthly anniversary thereafter so long as the executive officer is an employee of our Company.  All options have a term of five years from the date of grant.

Item 12.       Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information under the captions “Beneficial Ownership of Common Stock” and “Information Concerning Directors, Nominees and Executive Officers — Securities Authorized for Issuers Under Equity Compensation Plans” to be contained in the 2011 proxy statement is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information under the caption “Information Concerning Directors, Nominees and Executive Officers — Independent Directors” and “Information Concerning Directors, Nominees and Executive Officers — Policy and Procedures with Respect to Related Person Transactions” to be contained in the 2011 proxy statement is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services
The information under the caption “Ratification of Appointment of PricewaterhouseCoopers LLP as Independent Registered Public Accounting Firm” to be contained in the 2011 proxy statement is incorporated herein by reference.

Part IV

Item 15.    Exhibits and Financial Statement Schedules

(a)          The following Consolidated Financial Statements of Vital Images, Inc. and Report of Independent Registered Public Accounting Firm thereon are included herein:

(1)	Financial Statements

	Report of Independent Registered Public Accounting Firm	35
	Consolidated Balance Sheets as of December 31, 2010 and 2009	36
	Consolidated Statements of Operations for the Years Ended December 31, 2010, 2009 and 2008	37
	Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the Years Ended December 31, 2010, 2009 and 2008	38
	Consolidated Statements of Cash Flows for the Years Ended December 31, 2010, 2009 and 2008	39
	Notes to Consolidated Financial Statements	40

(2)
All other schedules to the Consolidated Financial Statements required by Article 12 of Regulation S-X are not required under the related instructions or are inapplicable and therefore have been omitted or the information required to be set forth in those schedules is included in the financial statements or related notes.

(3)	Listing of Exhibits

	The Exhibits required to be a part of this Report are listed in the Index to Exhibits.	58

(b)         Exhibits

Included in Item 15(a)(3) above.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Minneapolis, Minnesota, on the 14th day of March, 2011.

Vital Images, Inc.

By:	/s/Peter J. Goepfrich
Peter J. Goepfrich
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael H. Carrel	President, Chief Executive Officer and Director	March 14, 2011
Michael H. Carrel	(Principal Executive Officer)

/s/Peter J. Goepfrich	Chief Financial Officer and Treasurer	March 14, 2011
Peter J. Goepfrich	(Principal Financial Officer and Principal Accounting Officer)

/s/James B. Hickey, Jr.	Chairman of the Board and Director	March 14, 2011
James B. Hickey, Jr.

/s/ Oran E. Muduroglu	Director	March 14, 2011
Oran E. Muduroglu

/s/ Gregory J. Peet	Director	March 14, 2011
Gregory J. Peet

/s/Richard W. Perkins	Director	March 14, 2011
Richard W. Perkins

/s/Douglas M. Pihl	Director	March 14, 2011
Douglas M. Pihl

/s/Michael W. Vannier	Director	March 14, 2011
Michael W. Vannier

/s/Sven A. Wehrwein	Director	March 14, 2011
Sven A. Wehrwein

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Vital Images, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and comprehensive income (loss) and of cash flows present fairly, in all material respects, the financial position of Vital Images, Inc. and its subsidiaries at December 31, 2010 and December 31, 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
Minneapolis, Minnesota
March 14, 2011

Vital Images, Inc.
Consolidated Balance Sheets
(In thousands, except per share amounts)

	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$87,697	$120,317
Marketable securities	46,519	9,673
Accounts receivable, net	14,089	12,196
Prepaid expenses and other current assets	3,579	2,686
Total current assets	151,884	144,872
Marketable securities	5,685	12,234
Property and equipment, net	3,849	5,485
Other intangible assets, net	22	382
Goodwill	9,089	9,089
Total assets	$170,529	$172,062

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,311	$2,588
Accrued compensation	2,827	3,574
Accrued royalties	892	812
Other current liabilities	2,223	1,364
Deferred revenue	16,409	15,500
Total current liabilities	24,662	23,838
Deferred revenue	1,085	1,033
Deferred rent	36	469
Total liabilities	25,783	25,340

Commitments and contingencies (Note 4)

Stockholders’ equity:
Preferred stock: $0.01 par value; 5,000 shares authorized; none issued or outstanding	—	—
Common stock: $0.01 par value; 40,000 shares authorized; 14,034 issued and outstanding as of December 31, 2010; and 14,330 shares issued and outstanding as of December 31, 2009	140	143
Additional paid-in capital	167,071	168,058
Accumulated deficit	(22,598)	(21,632)
Accumulated other comprehensive income	133	153
Total stockholders’ equity	144,746	146,722
Total liabilities and stockholders’ equity	$170,529	$172,062

The accompanying notes are an integral part of the Consolidated Financial Statements.

Vital Images, Inc.
Consolidated Statements of Operations
(In thousands, except for per share amounts)

	For the Year Ended December 31,
	2010	2009	2008
Revenue:
License fees	$22,823	$22,766	$34,290
Maintenance and services	34,102	33,717	32,436
Hardware	2,784	1,747	1,415
Total revenue	59,709	58,230	68,141

Cost of revenue:
License fees	3,641	3,301	4,922
Maintenance and services	10,076	9,282	10,089
Hardware	2,561	1,622	862
Total cost of revenue	16,278	14,205	15,873

Gross profit	43,431	44,025	52,268

Operating expenses:
Sales and marketing	21,551	22,579	27,835
Research and development	13,607	16,332	20,355
General and administrative	9,617	9,978	13,243
Asset impairment (Note 3)	—	3,147	—
Restructuring charge (Note 10)	—	—	660
Total operating expenses	44,775	52,036	62,093

Operating loss	(1,344)	(8,011)	(9,825)

Interest income	529	1,091	4,643
Loss before income taxes	(815)	(6,920)	(5,182)

Provision (benefit) for income taxes	151	14,332	(2,382)

Net loss	$(966)	$(21,252)	$(2,800)

Net loss per share – basic and diluted	$(0.07)	$(1.48)	$(0.17)

Weighted average common shares outstanding - basic and diluted	14,250	14,315	16,155

The accompanying notes are an integral part of the Consolidated Financial Statements.

Vital Images, Inc.
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)
(In thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive Income / (Loss)	Total Stockholders' Equity	Comprehensive Income (Loss)
	Shares	Amount
Balances as of December 31, 2007	17,153	$172	$199,625	$2,420	$(1)	$202,216
Issuance of common stock upon exercise of stock options	243	2	1,927			1,929
Tax benefit related to exercise of stock options and release of restricted stock			50			50
Issuance of common stock under employee stock purchase plan	43	—	490			490
Grant of restricted stock to employees	30	—	—			—
Forfeiture or cancellation of restricted stock	(27)	—	—			—
Common stock surrendered for payment of payroll tax liability resulting from the vesting of restricted stock	(12)	—	(174)			(174)
Equity-based compensation			5,007			5,007
Repurchases of common stock	(2,757)	(27)	(38,187)			(38,214)
Change in unrealized gain or loss on investments, net of tax					187	187	$187
Net loss				(2,800)		(2,800)	(2,800)
Balances as of December 31, 2008	14,673	147	168,738	(380)	186	168,691	$(2,613)
Issuance of common stock upon exercise of stock options	163	2	1,151			1,153
Issuance of common stock under employee stock purchase plan	51	—	496			496
Grant of restricted stock to employees	15	—	—			—
Common stock surrendered for payment of payroll tax liability resulting from the vesting of restricted stock	(10)	—	(119)			(119)
Equity-based compensation			3,867			3,867
Repurchases of common stock	(562)	(6)	(6,075)			(6,081)
Change in unrealized gain or loss on investments, net of tax					(33)	(33)	$(33)
Net loss				(21,252)		(21,252)	(21,252)
Balances as of December 31, 2009	14,330	143	168,058	(21,632)	153	146,722	$(21,285)
Issuance of common stock upon exercise of stock options	195	2	1,934			1,936
Issuance of common stock under employee stock purchase plan	42	—	456			456
Forfeiture or cancellation of restricted stock	(18)	—	—			—
Common stock surrendered for payment of payroll tax liability resulting from the vesting of restricted stock	(5)	—	(61)			(61)
Equity-based compensation			3,394			3,394
Option tender (Note 5)			(194)			(194)
Repurchases of common stock	(510)	(5)	(6,516)			(6,521)
Change in unrealized gain or loss on investments, net of tax					(20)	(20)	$(20)
Net loss				(966)		(966)	(966)
Balances as of December 31, 2010	14,034	$140	$167,071	$(22,598)	$133	$144,746	$(986)

The accompanying notes are an integral part of the Consolidated Financial Statements.

Vital Images, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	For the Year Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net loss	$(966)	$(21,252)	$(2,800)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property and equipment	3,259	4,843	4,919
Amortization of identified intangible assets	360	426	1,044
Loss on disposal of assets	—	111	—
Asset impairment	—	3,147	—
Provision for doubtful accounts	(26)	279	519
Deferred income taxes	—	14,664	(2,521)
Excess tax benefit from stock transactions	—	—	(481)
Amortization of discount and accretion of premium on marketable securities	96	238	(473)
Equity-based compensation	3,394	3,867	5,007
Amortization of deferred rent	(413)	(394)	(375)
Changes in operating assets and liabilities:
Accounts receivable	(1,867)	572	2,396
Prepaid expenses and other assets	(893)	(507)	262
Accounts payable	(326)	(936)	623
Accrued expenses and other liabilities	111	(329)	(740)
Deferred revenue	961	(2,355)	1,201
Net cash provided by operating activities	3,690	2,374	8,581

Cash flows from investing activities:
Purchases of property and equipment	(1,574)	(2,335)	(5,434)
Purchases of marketable securities	(40,063)	(21,749)	(76,395)
Proceeds from maturities of marketable securities	9,650	36,752	70,002
Proceeds from sales of marketable securities	—	—	1,581
Net cash (used in) provided by investing activities	(31,987)	12,668	(10,246)

Cash flows from financing activities:
Repurchases of common stock	(6,521)	(6,081)	(38,214)
Proceeds from sale of common stock under stock plans	2,392	1,650	2,419
Payment for options tendered	(194)	—	—
Excess tax benefit from stock transactions	—	—	481
Net cash used in financing activities	(4,323)	(4,431)	(35,314)

Net (decrease) increase in cash and cash equivalents	(32,620)	10,611	(36,979)
Cash and cash equivalents, beginning of period	120,317	109,706	146,685
Cash and cash equivalents, end of period	$87,697	$120,317	$109,706

Supplemental cash flow information:
Purchases of property and equipment included in accounts payable	$146	$97	$366

The accompanying notes are an integral part of the Consolidated Financial Statements.

Vital Images, Inc.
Notes to Consolidated Financial Statements

1.    Business description
Vital Images, Inc. (the “Company”) is a leading provider of advanced visualization and image analysis solutions for use by medical professionals in clinical analysis and therapy planning for medical conditions. The Company provides software, customer education, software maintenance and support, professional services and third-party hardware to its customers. The Company’s technology rapidly transforms complex data generated by diagnostic imaging equipment into functional digital images that can be manipulated and analyzed using its specialized applications to better understand internal anatomy and pathology. The Company’s solutions are designed to improve physician workflow and productivity, enhance the ability to make clinical decisions, facilitate less invasive patient care, and complement often significant capital investments in diagnostic imaging equipment made by its customers. The Company’s software is compatible with equipment from all major manufacturers of diagnostic imaging equipment, such as computed tomography ("CT") and magnetic resonance (“MR”) scanners, and can be integrated into picture archiving and communication systems ("PACS") and electronic medical record ("EMR") systems, which many hospitals use to acquire, distribute and archive medical images and diagnostic reports.

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

Fair value of financial instruments
The Company’s financial instruments consist primarily of cash, cash equivalents, and marketable securities, for which the current carrying amounts approximate fair market values based on quoted market prices or net asset value.

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

Concentration of credit risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities and trade accounts receivable. Deposits with the Company’s bank may exceed the amount of insurance provided on such deposits. The Company’s investment policy, approved by its Audit Committee, limits the amount the Company may invest in any one type of investment, thereby reducing credit risk concentrations. A significant portion of the Company’s accounts receivable relates to Toshiba Medical Systems Corporation, totaling 58% of accounts receivable as of December 31, 2010. The Company reviews the creditworthiness of its customers prior to product shipment and generally does not require collateral.

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

Long-lived assets
The Company reviews long-lived assets (or asset groups) for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. Events or changes in circumstances that indicate the carrying amount may not be recoverable include, but are not limited to, a significant decrease in the market value of the business or asset acquired, a significant adverse change in the extent or manner in which the business or asset acquired is used, or a significant adverse change in the business climate. If such events or changes in circumstances are present, the undiscounted cash flows method is used to determine whether the asset is impaired. Cash flows would include the estimated terminal value of the asset and exclude any interest charges. To the extent the carrying value of the asset exceeds the undiscounted cash flows over the estimated remaining life of the asset, the impairment is measured using the discounted cash flows. The discount rate utilized would be based on management’s best estimate of the related risks and return at the time the impairment assessment is made.

Goodwill
Goodwill and intangible assets with indefinite lives are reviewed for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. The Company operates as one reporting unit and therefore compares the book value to the market value (market capitalization plus a control premium). If the market value exceeds the book value, goodwill is considered not impaired, and thus the second step of the impairment test is not necessary. If the Company’s book value exceeds the market value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test, used to measure the amount of impairment loss, compares the implied fair value of the goodwill with the book value of the goodwill. If the carrying value of the goodwill exceeds the implied fair value of the goodwill, an impairment loss would be recognized in an amount equal to the excess. Any loss recognized cannot exceed the carrying amount of goodwill. The Company completed the annual goodwill impairment assessment as of December 31, 2010, from which no impairment was recorded. If market conditions continue to fluctuate, the Company may incur goodwill impairment charges that adversely affect its financial position and operating results.

Revenue recognition
The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement, the product has been shipped or the services have been provided to the customer, the sales price is fixed or determinable, and collectability is probable.

License fee revenue is derived from the licensing of software. Hardware revenue is derived from the sale of system hardware, including peripheral equipment. Maintenance and service revenue is derived from software maintenance and from telephone support, installation, customer education and consulting services. The Company’s software licenses are generally sold as part of an arrangement that includes maintenance and support and often hardware, installation and customer education services.

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

Equity-based compensation
The Company accounts for equity-based compensation in accordance with applicable guidance, which requires the measurement and recognition of compensation expense for all equity-based payment awards made to employees and directors, including employee stock options, restricted stock and employee stock purchases related to the Employee Stock Purchase Plan, based on estimated fair values.

Equity-based compensation expense for the years ended December 31, 2010, 2009 and 2008 was $3.4 million, $3.9 million and $5.0 million, respectively.

The following table illustrates how equity-based compensation was allocated to the income statement as well as the effect on net loss of all equity-based compensation recognized (in thousands):

	For the Year Ended December 31,
	2010	2009	2008
Cost of revenue	$320	$323	$333
Sales and marketing	802	1,243	1,265
Research and development	979	945	1,179
General and administrative	1,293	1,356	2,230
Equity-based compensation before income taxes	3,394	3,867	5,007
Income tax benefit	—	—	(1,771)
Total equity-based compensation after income taxes	$3,394	$3,867	$3,236

Stock Options
Accounting guidance for share-based compensation requires companies to estimate the fair value of equity-based payment awards on the date of grant using an option-pricing model. The Company uses the Black-Scholes option-pricing model, which requires the input of assumptions, including an estimate of the average period of time employees will retain vested stock options before exercising them, the estimated volatility of the Company’s common stock price over the expected term, and the number of options that will ultimately be forfeited before completing vesting requirements. Changes in the assumptions can materially affect the estimate of fair value of equity-based compensation and, consequently, the related expense recognized. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite vesting period.

For purposes of calculating the fair value of options, the weighted average fair value of options granted during 2010, 2009 and 2008 were $5.69, $3.74 and $5.50, respectively. The weighted-average fair values for the options were based on the fair values on the dates of grant. The fair values for the options were calculated using the Black-Scholes option-pricing model, with the following weighted-average assumptions and expense adjusted using the following expected forfeiture rate assumptions:

	For the Year Ended December 31,
	2010	2009	2008
Expected option life	3.64 years	3.69 years	3.75 years
Expected volatility factor	46%	49%	46%
Expected dividend yield	—%	—%	—%
Risk-free interest rate	1.89%	1.67%	2.33%
Expected forfeiture rate	2%	2%	1%

Because equity-based compensation expense recognized for the years ended December 31, 2010, 2009 and 2008 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and, if necessary, adjusted in subsequent periods if actual forfeitures differ from those estimates.

Prior to March 9, 2006, the expected life of stock options was calculated by performing a detailed analysis of all historical stock option information available. On March 9, 2006, the Company began to grant options with a five-year legal life instead of the eight-year legal life that it had previously used. As a result, the Company has elected to use the “simplified” method to estimate the expected life of options granted on and after March 9, 2006. As options granted in 2006 will reach the end of their five-year contractual term during 2011, the Company believes that it will have sufficient historical information in the near future to compute the expected term assumption based on the weighted average of historical grants for options to be granted in future periods. The expected volatility is calculated based on the historical volatility of the Company’s common stock over the expected option life. The expected dividend yield is based on the Company’s intent not to issue dividends for the foreseeable future. Risk-free interest rates are calculated based on continuously compounded U.S. Treasury risk-free rates for the appropriate term. The expected forfeiture rate is estimated based on historical experience.

As of December 31, 2010, there was $3.6 million of unrecognized compensation expense related to stock options that is expected to be recognized over a weighted-average period of 2.2 years.

Restricted Stock
The Company has granted nonvested shares of common stock (“restricted stock”) to certain employees under its 1997 Stock Option and Incentive Plan and 2006 Long-Term Incentive Plan, which generally vest 25% annually beginning one year after the grant date. The Company records equity-based compensation expense equal to the fair market value of the common stock on the date of grant ratably over the vesting period. Equity-based compensation expense related to restricted stock was $123,000, $328,000 and $491,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

As of December 31, 2010, there was $200,000 of unrecognized compensation expense related to restricted stock awards that is expected to be recognized over a weighted-average period of 2.2 years. The aggregate fair value of restricted stock that vested was $162,000, $325,000 and $488,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

Employee Stock Purchase Plan
Employee Stock Purchase Plan (“ESPP”) compensation expense was $126,000, $156,000 and $154,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

The fair value of stock compensation expense associated with the Company’s ESPP was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	For the Year Ended December 31,
	2010	2009	2008
Expected life of ESPP options	3 months	3 months	3 months
Expected volatility factor	34%	42%	46%
Expected dividend yield	—%	—%	—%
Risk-free interest rate	0.14%	0.15%	1.81%

The benefits of tax deductions from the exercise of stock options and settlement of restricted stock awards in excess of the compensation cost are recognized for those options and stock awards to be classified as financing cash inflows rather than operating cash inflows on a prospective basis. This amount is shown as “Excess tax benefit from stock transactions” on the Consolidated Statement of Cash Flows. The Company did not incur any such excess tax benefits in 2010 and 2009 as the Company had a full valuation allowance against its deferred tax assets as of December 31, 2010 and 2009.

The Company has elected to calculate its historical pool of windfall tax benefits (that is, the amount that would have accumulated as of the adoption date of equity-based compensation guidance) using the alternative (“short-cut”) method and the “tax law ordering approach” to determine when the historic tax benefits are realized (tax benefits realized based on provisions in the tax law that identify the sequence in which stock option deductions are utilized for tax purposes). The Company will continue to track the balance of the pool of windfall tax benefits based on windfalls or shortfalls incurred after the adoption date.

Research and development costs
Costs related to research, design and development of products are charged to research and development expense as incurred and are reported net of offsets resulting from reimbursements or grants received for research and development activities. Software development costs are capitalized beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. The Company uses the working model approach to determine technological feasibility. The Company’s products are released soon after technological feasibility has been established. As a result, the Company has not capitalized any software development costs because such costs have not been significant.

Income taxes
The Company provides for income taxes using the liability method, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this statement, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some component or all of the deferred tax assets will not be realized. Tax rate changes are reflected in income during the period such changes are enacted.

Computation of net loss per share
Basic earnings per share is computed using net loss and the weighted average number of common shares outstanding. Diluted earnings per share reflect the weighted average number of common shares outstanding plus any potentially dilutive shares outstanding during the period. Potentially dilutive shares consist of shares issuable upon the exercise of stock options and warrants, as well as unvested restricted stock. All common share equivalents are anti-dilutive in periods in which the Company generates a net loss.

The computations for basic and diluted net loss per share are as follows (in thousands, except per share amounts):

	For the Year Ended December 31,
	2010	2009	2008
Numerator:
Net loss	$(966)	$(21,252)	$(2,800)
Denominator:
Denominator for weighted average common shares outstanding – basic	14,250	14,315	16,155
Dilution associated with the company’s stock-based compensation plans	—	—	—
Denominator:
Denominator for weighted average common shares outstanding – diluted	14,250	14,315	16,155
Net loss income per share – basic and diluted	$(0.07)	$(1.48)	$(0.17)
Antidilutive stock options and restricted stock awards excluded from above calculation	2,240	2,689	2,515

Comprehensive income (loss)
Comprehensive income (loss) includes net income and items defined as other comprehensive income. The applicable accounting guidance requires that items defined as other comprehensive income, such as unrealized gains and losses on certain marketable securities, be separately classified in the financial statements. Such items are reported in the consolidated statements of stockholders’ equity as comprehensive income (loss).

Recent accounting pronouncements
In October 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2009-13, Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force, that provides amendments to the criteria for separating consideration in multiple-deliverable arrangements and eliminates the residual method for separating delivered and undelivered elements of an arrangement. The ASU does not apply to arrangements for which industry specific allocation and measurement guidance exists, such as long-term construction contracts and software transactions. ASU No. 2009-13 is effective for the Company beginning January 1, 2011. The Company may elect to adopt the provisions prospectively to new or materially modified arrangements beginning on the effective date or retrospectively for all periods presented. The Company does not expect that the adoption of this standard will have a material impact on the Company’s consolidated financial statements.

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

In January 2010, the FASB issued ASU No. 2010-6, Improving Disclosures About Fair Value Measurements, that amends existing disclosure requirements under fair value measurement guidance, by adding required disclosures about items transferring into and out of levels 1 and 2 in the fair value hierarchy; adding separate disclosures about purchase, sales, issuances, and settlements relative to level 3 measurements; and clarifying, among other things, the existing fair value disclosures about the level of disaggregation. For the Company, this ASU is effective for the first quarter of 2010, except for the requirement to provide level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which is effective beginning the first quarter of 2011. Since this standard impacts disclosure requirements only, its adoption will not have a material impact on the Company’s consolidated results of operations or financial condition.

3.    Financial statement components
Allowance for doubtful accounts
The allowance for doubtful accounts activity was as follows (in thousands):

	For the Year Ended December 31,
	2010	2009	2008
Beginning balance	$736	$638	$505
Provision	(26)	279	519
Write-offs	(43)	(181)	(386)
Ending balance	$667	$736	$638

Marketable securities
As of December 31, 2010 and 2009, the Company’s marketable securities were as follows (in thousands):

	December 31, 2010			December 31, 2009
	Adjusted Cost Basis	Aggregate Fair Value	Net Unrealized Gains	Adjusted Cost Basis	Aggregate Fair Value	Net Unrealized Gains
Corporate debt	$26,761	$26,836	$75	$16,766	$16,911	$145
Government debt	25,310	25,368	58	4,988	4,996	8
	$52,071	$52,204	$133	$21,754	$21,907	$153

As of December 31, 2010 and 2009, the Company’s gross unrealized gains and losses were as follows (in thousands):

	December 31, 2010			December 31, 2009
	Gross Unrealized Gains	Gross Unrealized (Losses)	Net Unrealized Gains	Gross Unrealized Gains	Gross Unrealized (Losses)	Net Unrealized Gains
Corporate debt	$81	$(6)	$75	$145	$—	$145
Government debt	58	—	58	8	—	8
	$139	$(6)	$133	$153	$—	$153

The carrying values of available-for-sale securities are at fair value. There were no material realized gains or losses on any investments for the years ended December 31, 2010, 2009 or 2008.

Property and equipment, net
The components of property and equipment were as follows (in thousands):

	December 31,
	2010	2009
Equipment	$13,348	$14,734
Furniture and fixtures	3,847	4,092
Computer software	4,019	4,358
Leasehold improvements	2,636	2,629
Total property and equipment	23,850	25,813
Less accumulated depreciation and amortization	(20,001)	(20,328)
Property and equipment, net	$3,849	$5,485

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

Phase 1 of the implementation, which related to the replacement of the Company’s general ledger, was completed in 2007 and is being depreciated through December 31, 2011. Phase 2 of the implementation, which consisted of replacing the Company’s various customer relationship management and order processing systems, was put on hold in 2008 in conjunction with its cost-control efforts. In 2009, the Company determined, in conjunction with continued cost-control measures, that it would not implement Phase 2. As a result, in 2009 the Company recognized an asset impairment charge of $3.1 million related to the Phase 2 implementation.

Other intangible assets, net
Acquired intangible assets subject to amortization were as follows (in thousands):

	December 31, 2010			December 31, 2009
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Software technology	$3,400	$(3,400)	$—	$3,400	$(3,400)	$—
Patents and patent applications	2,500	(2,478)	22	2,500	(2,118)	382
Total intangible assets subject to amortization	$5,900	$(5,878)	$22	$5,900	$(5,518)	$382

Acquired intangible assets subject to amortization as of December 31, 2010 and 2009, are amortized on a straight-line basis over the estimated period of benefit. As of December 31, 2010, fully amortized software technology was still in use. Amortization expense was $360,000, $426,000 and $1.0 million for the years ended December 31, 2010, 2009 and 2008, respectively. The estimated future annual amortization expense for identified intangible assets is $22,000 for 2011. Actual amortization expense may differ from estimates due to additional intangible asset acquisitions, impairment of intangible assets, accelerated amortization of intangible assets, and other events.

Goodwill
There were no changes to the carrying value of goodwill for the years ended December 31, 2010 and 2009. The Company’s goodwill has never been impaired.

Deferred revenue
The components of deferred revenue were as follows (in thousands):

	December 31,
	2010	2009
Maintenance and support	$13,535	$13,043
Customer education	2,626	2,036
Professional services	693	848
Software	209	255
Hardware and other	431	351
Total deferred revenue	17,494	16,533
Less current portion	(16,409)	(15,500)
Long-term portion of deferred revenue	$1,085	$1,033

4.    Commitments and contingencies
Operating lease commitments
The Company rents office space and certain office equipment under operating leases. In addition to minimum lease payments, the office leases require payment of a proportionate share of real estate taxes and building operating expenses. Total rent expense, including an allocation of the lessor’s operating costs, was $1.6 million, $1.8 million and $1.8 million for the years ended December 31, 2010, 2009 and 2008, respectively.

In March 2004, the Company signed a non-cancelable operating lease for a new office facility in Minnetonka, Minnesota. The new lease term started in February 2005 and expires in January 2012. The Company moved into the Minnetonka location and moved out of its Plymouth, Minnesota location in February 2005. The Company recorded deferred rent of $1.6 million in the first quarter of 2005 relating to estimated payments by the Minnetonka lessor for the benefit of the Company. Such payments are considered lease incentives under applicable accounting guidance and are amortized as a reduction of rent expense over the term of the Minnetonka lease.

During the year ended December 31, 2007, the Company expanded its Minnetonka headquarters and received leasehold improvements of $199,000, which were paid for by the Minnetonka lessor. Such leasehold improvements were recorded as an asset by the Company and amortized over the shorter of their estimated useful lives or the remaining terms of the related leases, with a corresponding amount recorded as deferred rent and amortized as a reduction of rent expense over the term of the Minnetonka lease.

The deferred rent balance was $469,000 ($432,000 was classified as current) and $882,000 ($413,000 was classified as current) as of December 31, 2010 and 2009, respectively.

The minimum lease payments, excluding estimated taxes and operating cost rent obligations, are approximately (in thousands):

Year	Amount
2011	1,027
2012	182
Total	$1,209

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

Share repurchase programs
During 2008, the Company’s Board of Directors approved a share repurchase program, which authorized repurchases of shares on the open market of up to $40.0 million, including fees and expenses, of the Company’s common stock, which program was completed in February 2009. On March 3, 2009, The Company's current share repurchase program, which provides for repurchases of up to 1.0 million shares of its common stock, was announced on March 3, 2009. On August 4, 2010, the Company announced an additional share repurchase program, authorizing repurchases of shares on the open market of up to

$20.0 million.

The programs authorize management to repurchase shares from time to time, depending on market conditions. During 2008, the Company completed repurchases of 2.8 million shares for $38.2 million, inclusive of fees and expenses. During 2009, the Company completed repurchases of 562,000 shares for $6.1 million, inclusive of fees and expenses. During 2010, the Company completed repurchases of 510,000 shares for $6.5 million, inclusive of fees and expenses. As of December 31, 2010, the Company had purchased 3.8 million shares of its common stock for $50.8 million through open market transactions. As of December 31, 2010, the maximum number of shares that may yet be purchased under the programs was 77,000 shares plus share repurchases of up to $20.0 million.

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

On May 4, 2006, the shareholders of the Company approved the Vital Images, Inc. 2006 Long-Term Incentive Plan (the “2006 Plan”). The 2006 Plan provides that the total number of shares of the Company’s common stock that may be subject to options, restricted stock awards and other equity awards granted under the 2006 Plan shall not exceed 900,000 shares. On June 3, 2008, the shareholders of the Company approved an amendment to the 2006 Plan to increase the shares reserved under the plan by 1.6 million shares, resulting in total shares reserved for issuance under the 2006 Plan of 2.5 million shares. The 2006 Plan provides the Board of Directors or a committee of the Board the authority to grant incentive stock options qualified as such under Section 422 of the Internal Revenue Code of 1986 and nonqualified stock options, awards of restricted stock, stock appreciation rights, other equity-based awards, cash-based awards or any combination of such awards subject to the terms of the 2006 Plan. As of December 31, 2010, 746,222 shares remained available for the grant of awards under the 2006 Plan.

The following table summarizes stock option activity for 2010, 2009 and 2008:

	Shares Underlying Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Total outstanding as of December 31, 2007	1,981,404	$20.03
Options granted	1,081,070	$14.77
Options exercised	(242,525)	$7.95
Options cancelled	(367,090)	$23.93
Total outstanding as of December 31, 2008	2,452,859	$18.32
Options granted	576,220	$9.86
Options exercised	(163,008)	$7.07
Options cancelled	(226,304)	$20.52
Total outstanding as of December 31, 2009	2,639,767	$16.98
Options granted	400,200	$15.77
Options exercised	(195,307)	$9.91
Options cancelled	(623,409)	$24.64
Total outstanding as of December 31, 2010	2,221,251	$15.23	2.53	$2,228
Total vested and expected to vest as of December 31, 2010	2,205,451	$15.24	2.52	$2,204
Options exercisable as of:
December 31, 2008	1,259,018	$18.98
December 31, 2009	1,470,633	$19.67
December 31, 2010	1,360,179	$16.08	1.99	$1,170

The aggregate intrinsic value of options (that is, the amount by which the market price of the stock on the date of exercise exceeded the exercise price of the option) exercised during the years ended December 31, 2010, 2009 and 2008 was $919,000, $773,000 and $1.5 million, respectively. The Company issues new shares when stock option awards are exercised. Cash received from the exercise of stock options for the years ended December 31, 2010, 2009 and 2008 was $1.9 million, $1.2 million and $1.9 million, respectively. The total tax benefit related to tax deductions from options exercised for the years ended December 31, 2010, 2009 and 2008 was $544,000, $255,000 and $490,000, respectively. The Company had a full valuation allowance against its deferred tax assets as of December 31, 2010, and therefore these benefits were not realized during the year.

Cash Tender Offer for Employee Stock Options
During the three months ended March 31, 2010, the Company initiated a cash tender offer for certain employee stock options in an effort to reduce its stock option overhang. The tender offer expired on March 19, 2010. Pursuant to the tender offer, employees tendered for purchase 360,000 options, and the Company accepted for purchase all such options. As a result, the Company paid an aggregate of $194,000 to the participating employees and incurred equity-based compensation expense of $692,000 related to the remaining unamortized equity-based compensation expense associated with the options tendered in the offer, which is included in total equity-based compensation of $3.4 million. The tender offer applied to outstanding stock options held by employees with an exercise price equal to or greater than $25.00 per share. The price offered for each eligible stock option was at a discount to its Black-Scholes fair value.

The following table illustrates how equity-based compensation relating to the tender offer was allocated to the consolidated statements of operations (in thousands):

For the Year Ended December 31,
2010
Cost of revenue	$61
Sales and marketing	247
Research and development	180
General and administrative	204
Equity-based compensation expense relating to the tender offer	$692

Restricted stock
The Company grants nonvested shares of common stock (“restricted stock”) to certain employees under the 1997 Plan and the 2006 Plan. The restricted stock generally vests 25% annually beginning one year after the grant date.  The following table summarizes the restricted stock activity for the years ended December 31, 2010, 2009 and 2008:

	Restricted Shares	Weighted-Average Grant Date Fair Value Per Share
Total nonvested as of December 31, 2007	89,603	$23.81
Shares granted	30,000	$13.74
Shares vested	(29,816)	$20.98
Shares forfeited/cancelled	(27,210)	$25.42
Total nonvested as of December 31, 2008	62,577	$19.63
Shares granted	15,000	$12.02
Shares vested	(28,085)	$18.64
Shares forfeited/cancelled	(369)	$24.48
Total nonvested as of December 31, 2009	49,123	$17.83
Shares vested	(12,186)	$20.64
Shares forfeited/cancelled	(18,000)	$20.51
Total nonvested as of December 31, 2010	18,937	$13.48

The total tax benefit related to tax deductions from restricted stock vested during the years ended December 31, 2010, 2009 and 2008 was $59,000, $118,000 and $183,000, respectively. The Company had a full valuation allowance against its deferred tax assets as of December 31, 2010, and therefore these benefits were not realized during the year.

Employee stock purchase plan
The ESPP was approved and adopted by Bio-Vascular, as the sole shareholder of the Company, in May 1997. The ESPP, which became effective on July 1, 1997, enables eligible employees to purchase the Company’s common stock at a price equal to 85% of the fair market value of the stock on the date an offering period commences or on the date an offering period terminates, whichever is lower. Shares of common stock are offered under the ESPP during a series of offering periods, with each offering period running for a calendar quarter. On June 3, 2008, the shareholders of the Company approved an amendment to the ESPP to increase, from 250,000 shares of common stock to 400,000 shares of common stock, the number of aggregate shares of common stock that can be issued and sold to participating employees of the Company under the ESPP. The ESPP covers substantially all employees, subject to certain limitations. Each employee may elect to have up to 10% of his or her base pay withheld and applied toward the purchase of shares in each such offering period. As of December 31, 2010, 40,707 shares of common stock remained reserved for future purchases under the ESPP.

6.    Fair value measurements
The Company adopted guidance related to fair value measurements as of January 1, 2008, with the exception of the application to nonrecurring nonfinancial assets and nonfinancial liabilities which was adopted as of January 1, 2009. The guidance establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on the Company's own assumptions used to measure assets and liabilities at fair value. A financial asset’s or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The following tables provide the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2010 and 2009 (in thousands):

		Fair Value Measurements at December 31, 2010 Using
	Total Carrying Value at	Quoted price in active markets	Significant other observable inputs	Significant unobservable inputs
	December 31, 2010	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market	$79,904	$—	$79,904	$—

Marketable securities:
Corporate debt	26,836	26,836	—	—
Government debt	25,368	25,368	—	—
Total marketable securities	52,204	52,204	—	—
Total cash equivalents and marketable securities	$132,108	$52,204	$79,904	$—

		Fair Value Measurements at December 31, 2009 Using
	Total Carrying Value at	Quoted price in active markets	Significant other observable inputs	Significant unobservable inputs
	December 31, 2009	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market	$114,830	$—	$114,830	$—

Marketable securities:
Corporate debt	16,911	16,911	—	—
Government debt	4,996	4,996	—	—
Total marketable securities	21,907	21,907	—	—
Total cash equivalents and marketable securities	$136,737	$21,907	$114,830	$—

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

7.    Income taxes
The Company accounts for income taxes in accordance with applicable accounting guidance, including guidance related to uncertain tax positions. This accounting guidance prescribes a recognition threshold and measurement attribute for recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

As of December 31, 2010, the Company accrued liabilities included an accrual of $264,000 related to taxes payable for its international operations pending the resolution of certain prior year filings, which the Company considers to be an uncertain tax position. Of this accrual recorded during 2010, $23,000 relates to tax positions taken in 2010 and $241,000 relates to tax positions for prior years. The Company anticipates changes to its uncertain tax position upon resolution of such filings.

Currently, the Company is not able to reasonably estimate the amount by which the liability for unrecognized tax benefits will increase or decrease during the next 12 months as a result of the ongoing income tax authority examinations. The Company had no uncertain tax positions as of December 31, 2009 and 2008.

The Company did not have any material unrecognized tax benefits as of December 31, 2010 and 2009. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision. The Company recorded no interest and penalties during the years ended December 31, 2010, 2009 and 2008 and had no accrued interest and penalties as of December 31, 2010 and 2009. The Company is no longer subject to U.S. federal tax examinations by tax authorities for tax years before 2007. The Company is open to state tax audits until the applicable statute of limitations expires.

The components of income before income taxes were as follows (in thousands):

	For the Year Ended December 31,
	2010	2009	2008
Income before income taxes:
U.S.	$(1,098)	$(7,343)	$(5,710)
International	283	423	528
	$(815)	$(6,920)	$(5,182)

The income tax provision (benefit) included the following components (in thousands):

	For the Year Ended December 31,
	2010	2009	2008
Current income taxes:
Federal	$64	$—	$—
State	7	—	—
Foreign	80	107	139
	151	107	139
Deferred income taxes:
Federal	—	14,417	(2,296)
State	—	(192)	(225)
Foreign	—	—	—
	—	14,225	(2,521)
Provision (benefit) for income taxes	$151	$14,332	$(2,382)

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

A reconciliation of the Company’s income tax provision computed using the federal statutory rate to the tax provision reported in the Company’s statements of operations is as follows (in thousands):

	For the Year Ended December 31,
	2010	2009	2008
Tax provision (benefit) computed at the federal statutory rate	$(277)	$(2,353)	$(1,762)
State taxes, net of federal benefit	(20)	(111)	(132)
Increase (decrease) in tax from:
Stock-based compensation	4	49	52
Research and development tax credits	(260)	(495)	(725)
Business meals and entertainment	101	93	119
Foreign tax rate differential	(12)	(36)	(39)
Change in valuation allowance	616	17,205	108
Other, net	(1)	(20)	(3)
Provision (benefit) for income taxes	$151	$14,332	$(2,382)

The significant components of the Company’s tax-effected net deferred tax assets were as follows (in thousands):

	December 31, 2010		December 31, 2009
	Deferred tax assets	Deferred tax liabilities	Deferred tax assets	Deferred tax liabilities
Net operating loss carryforwards	$4,504	$—	$5,464	$—
Research and development tax credit	4,877	—	4,585	—
Equity-based compensation	3,498	—	4,329	—
Depreciation and amortization	1,587	—	1,598	—
Accrued expenses and allowances	797	—	813	—
Deferred revenue	404	—	388	—
Other	86	—	23	—
Identified intangible assets	—	8	—	140
Unrealized gain on investments	—	—	—	56
Total deferred taxes before valuation allowance	15,753	8	17,200	196
Less valuation allowance	(15,753)	(8)	(17,200)	(196)
Net deferred taxes	$—	$—	$—	$—

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

Net operating loss carryforwards and other tax credit carryforwards
The Company had federal tax loss carryforwards of approximately $12.8 million, representing a $4.3 million deferred tax asset as of December 31, 2010. The federal tax loss carryforwards will expire in 2019 through 2029 if not utilized. The Company had a full valuation allowance against this deferred tax asset as of December 31, 2010.

The Company had state tax loss carryforwards of approximately $3.0 million, representing a $167,000 deferred tax asset as of December 31, 2010. The state tax loss carryforwards will expire at various dates through 2024 if not utilized. The Company had a full valuation allowance against this deferred tax asset as of December 31, 2010.

The Company had other federal and state tax credits and carryforwards of approximately $5.0 million, representing a $5.0 million deferred tax asset as of December 31, 2010. The federal and state credits and carryforwards will expire in 2011 through 2029 if not utilized. The Company had a full valuation allowance against this deferred tax asset as of December 31, 2010.

Deferred tax assets relating to the tax benefits of employee stock option grants have been reduced to reflect exercises through the year ended December 31, 2010. Certain exercises resulted in tax deductions in excess of previously recorded tax benefits. The Company's net operating carryforwards referenced above at December 31, 2010 include $4.6 million of income tax deductions in excess of previously recorded tax benefits. Although these additional tax deductions are reflected in net operating loss carryforwards referenced above, the related tax benefit of $1.7 million will not be recognized until the deductions reduce taxes payable. Accordingly, since the tax benefit does not reduce the Company’s current taxes payable in 2010, these tax benefits are not reflected in the Company’s deferred tax assets presented above. The tax benefit of these excess deductions will be reflected as a credit to additional paid-in capital when recognized.

Changes in the valuation allowance were as follows (in thousands):

	For the Year Ended December 31,
	2010	2009	2008
Beginning balance	$17,004	$221	$139
Additions	288	17,225	108
Reversals	(1,547)	(442)	—
Write-offs	—	—	(26)
Ending balance	$15,745	$17,004	$221

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

8.    Employee benefit plan
The Company maintains the Vital Images, Inc. Salary Savings Plan (the “Plan”), which is intended to qualify under Section 401(k) of the Internal Revenue Code of 1986, as amended. The Plan covers substantially all employees. Each employee may elect to contribute to the Plan through payroll deductions up to 100% of his or her salary, subject to certain limitations. At the discretion of the Board of Directors, the Company may make matching contributions equal to a percentage of the salary reduction contributions or other discretionary amounts. The Company paid matching contributions of $372,000, $372,000 and $412,000 in 2010, 2009 and 2008, respectively.

9.    Research and development
In January 2009, the Company and Toshiba entered into a development agreement under which Toshiba provides funding in support of the Company’s research and development efforts, and the parties work collaboratively to develop and deliver innovative technology advancements for Toshiba’s medical equipment and the Company’s advanced visualization software solutions. Software developed under the agreement is owned by the Company, and intellectual property in either party’s possession that may be useful in the development efforts or that is produced during the development activities is subject to cross-licenses. For payments received under the agreement, the Company’s policy is to offset research and development expense in the period in which the related costs are incurred. The agreement does not provide Toshiba with recourse for payments previously offset against incurred expenses.

Amounts billed by the Company to Toshiba and recognition of offsets to the Company's research and development expense for reimbursement from Toshiba to offset the development costs the Company incurred during the period under the agreement were as follows (in thousands):

	For the Year Ended December 31,
	2010	2009
Unrecognized balance, beginning of period	$—	$—
Amounts billed to Toshiba	1,487	1,138
Offsets recognized	(962)	(1,138)
Unrecognized balance, end of period	$525	$—

In 2010 the Company recognized additional offsets to its research and development expense totaling $1.7 million. This included $1.5 million from the receipt of a Qualifying Therapeutic Discovery Project (QTDP) grant from the United States government. The QTDP grant, which is a component of the 2010 health care reform bill (Patient Protection and Affordable Care Act of 2010), was awarded to the Company for certain development activities during 2009 and 2010. The additional offsets also included $217,000 resulting from tax legislation enacted in 2010, which enabled the Company to receive cash payment for the monetization of certain historic research and development tax credits.

10.    Restructuring charge
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

11.    Significant customers and geographic data
Customers accounting for more than 10% of the Company’s total revenue are as follows (in thousands):

	For the Year Ended December 31,
	2010	2009	2008
Toshiba Medical Systems Corporation	$30,192	$31,457	$35,275
Percentage of total revenue	51%	54%	52%

Customers accounting for more than 10% of the Company’s accounts receivable are as follows (in thousands):

	December 31,
	2010	2009
Toshiba Medical Systems Corporation	58%	36%
McKesson Information Solutions LLC	*	14%
Medtronic Inc.	*	12%
___________________________________________
*Less than 10%.

Virtually all of the Company’s long-lived assets are located in the United States.

Export revenue accounted for 34%, 34% and 29% of total revenue for the years ended December 31, 2010, 2009 and 2008, respectively. The Company’s export sales are primarily negotiated, invoiced and paid in U.S. dollars, with only a small portion of sales transactions denominated in foreign currencies.

Sales to customers located by geographic area are as follows (in thousands):

	For the Year Ended December 31,
	2010	2009	2008
United States	$39,622	$38,251	$48,473
Europe	10,998	10,881	11,316
Asia and Pacific	6,178	4,867	4,383
Other foreign	2,911	4,231	3,969
	$59,709	$58,230	$68,141

12.    Selected quarterly financial data (unaudited)
The following summarized unaudited quarterly financial data has been prepared using the unaudited quarterly financial statements of the Company (in thousands, except per share data):

	First Quarter	Second Quarter		Third Quarter	Fourth Quarter
2010
Total revenue	$14,759	$13,974		$14,874	$16,102
Gross profit	$11,055	$9,703		$11,219	$11,454
Net (loss) income	$(1,092)	$(1,646)		$554	$1,218
Net (loss) income per share – basic (1)	$(0.08)	$(0.11)		$0.04	$0.09
Net (loss) income per share – diluted (1)	$(0.08)	$(0.11)		$0.04	$0.09
2009
Total revenue	$14,788	$13,375		$14,300	$15,767
Gross profit	$11,232	$10,125		$10,836	$11,832
Net loss	$(251)	$(19,621)	(2)	$(750)	$(630)
Net loss per share – basic and diluted (1)	$(0.02)	$(1.37)	(2)	$(0.05)	$(0.04)

(1)     The sum of the quarterly earnings income (loss) per share may not equal the annual earnings per share due to changes in average shares outstanding.
(2)    Net loss for the second quarter of 2009 included non-cash charges totaling $18.1 million, which consisted of a $15.0 million valuation allowance against the Company's deferred tax assets and a $3.1 million write-off relating to the unimplemented portion of the Company's enterprise resource planning system.

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

10.8
Employment Agreement dated January 12, 2008 by and between Vital Images, Inc. and Michael H. Carrel, incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.*

10.9
Employment Agreement dated January 12, 2008 by and between Vital Images, Inc. and Peter J. Goepfrich, incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.*

10.10
Offer letter dated August 5, 2008 by and between Vital Images, Inc. and Vikram Simha, incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.*†

10.11
Employment Agreement dated August 6, 2008 by and between Vital Images, Inc. and Vikram Simha, incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.*

Item No.	Description

10.12
Change in Control Agreement dated August 5, 2008, by and between Vital Images, Inc. and Vikram Simha, incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.*

10.13
Marketing and Distribution Agreement between Vital Images, Inc. and Toshiba Medical Systems Corporation dated November 21, 2008, incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.†

10.14
Development Agreement between Vital Images, Inc. and Toshiba Medical Systems Corporation dated January 8, 2009, incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.†

10.15
Offer letter dated September 25, 2009 by and between Vital Images, Inc. and Aaron Erkan Akyuz, incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.*

10.16
Employment Agreement dated October 1, 2009 by and between Vital Images, Inc. and Aaron Erkan Akyuz, incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.*

10.17
Change in Control Agreement dated September 25, 2009, by and between Vital Images, Inc. and Aaron Erkan Akyuz, incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.*

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
†              Portions of such exhibit are treated as confidential pursuant to a request for that confidential treatment filed with the Commission by Vital Images.