Form 10-Q
period 2011-03-31
VITAL IMAGES INC
filed 2011-05-09
CIK 912888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No   ☒
On May 4, 2011, there were 14,028,133 shares of the Registrant's common stock, par value $.01 per share, outstanding.

Vital Images, Inc.
Form 10-Q
March 31, 2011

Part I. Financial Information

Item 1.     Financial Statements

Vital Images, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)
(Unaudited)

	March 31, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$68,225	$87,697
Marketable securities	50,257	46,519
Accounts receivable, net	13,080	14,089
Prepaid expenses and other current assets	3,151	3,579
Total current assets	134,713	151,884
Marketable securities	22,039	5,685
Property and equipment, net	3,347	3,849
Other intangible assets, net	—	22
Goodwill	9,089	9,089
Total assets	$169,188	$170,529

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,944	$2,311
Accrued compensation	2,325	2,827
Accrued royalties	583	892
Other current liabilities	1,880	2,223
Deferred revenue	16,554	16,409
Total current liabilities	23,286	24,662
Deferred revenue	991	1,085
Deferred rent	—	36
Total liabilities	24,277	25,783

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock: $0.01 par value; 5,000 shares authorized; none issued or outstanding	—	—
Common stock: $0.01 par value; 40,000 shares authorized; 14,002 issued and outstanding as of March 31, 2011; and 14,034 shares issued and outstanding as of December 31, 2010	140	140
Additional paid-in capital	167,219	167,071
Accumulated deficit	(22,555)	(22,598)
Accumulated other comprehensive income	107	133
Total stockholders’ equity	144,911	144,746
Total liabilities and stockholders' equity	$169,188	$170,529
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

Vital Images, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended
	March 31,
	2011	2010
Revenue:
License fees	$5,440	$5,521
Maintenance and services	8,715	8,804
Hardware	697	434
Total revenue	14,852	14,759

Cost of revenue:
License fees	853	917
Maintenance and services	2,891	2,347
Hardware	553	440
Total cost of revenue	4,297	3,704

Gross profit	10,555	11,055

Operating expenses:
Sales and marketing	4,695	5,479
Research and development	3,336	4,030
General and administrative	2,585	2,722
Total operating expenses	10,616	12,231

Operating loss	(61)	(1,176)

Interest income	128	108
Income (loss) before income taxes	67	(1,068)
Provision for income taxes	24	24
Net income (loss)	$43	$(1,092)

Net income (loss) per share – basic	$0.00	$(0.08)
Net income (loss) per share – diluted	$0.00	$(0.08)

Weighted average common shares outstanding – basic	14,021	14,332
Weighted average common shares outstanding – diluted	14,120	14,332
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

Vital Images, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	For the Three Months Ended
	March 31,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$43	$(1,092)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	715	927
Amortization of identified intangible assets	22	90
Provision for doubtful accounts	(125)	66
Amortization of discount and accretion of premium on marketable securities	132	(3)
Equity-based compensation	619	1,487
Amortization of deferred rent	(107)	(102)
Changes in operating assets and liabilities:
Accounts receivable	1,134	(938)
Prepaid expenses and other assets	428	140
Accounts payable	(316)	44
Accrued expenses and other liabilities	(1,084)	(1,041)
Deferred revenue	51	318
Net cash provided by (used in) operating activities	1,512	(104)

Cash flows from investing activities:
Purchases of property and equipment	(264)	(230)
Purchases of marketable securities	(37,999)	—
Proceeds from maturities of marketable securities	9,750	—
Proceeds from sales of marketable securities	7,999	—
Net cash used in investing activities	(20,514)	(230)

Cash flows from financing activities:
Repurchases of common stock	(1,046)	—
Proceeds from sale of common stock under stock plans	576	1,332
Payment for options tendered	—	(194)
Net cash (used in) provided by financing activities	(470)	1,138

Net (decrease) increase in cash and cash equivalents	(19,472)	804
Cash and cash equivalents, beginning of period	87,697	120,317
Cash and cash equivalents, end of period	$68,225	$121,121
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

Vital Images, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.    Basis of presentation
The accompanying unaudited Condensed Consolidated Financial Statements of Vital Images, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, for a fair statement have been included. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the year ending December 31, 2011. The December 31, 2010 condensed consolidated balance sheet information was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010.
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

2.    Significant customers and geographic data
Significant customer revenue (dollars in thousands):

	For the Three Months Ended
	March 31,
	2011	2010
Toshiba Medical Systems Corporation	$6,661	$8,220
Percentage of total revenue	45%	56%
McKesson Information Solutions LLC	$1,636	*
Percentage of total revenue	11%	*
___________________________________________
*Less than 10%.

Customers accounting for more than 10% of the Company's accounts receivable were as follows:

	March 31, 2011	December 31, 2010
Toshiba Medical Systems Corporation	44%	58%
McKesson Information Solutions LLC	16%	*
___________________________________________
*Less than 10%.

Sales to customers located by geographic area are as follows (dollars in thousands):

	For the Three Months Ended
	March 31,
	2011	2010
United States	$10,439	$9,644
Europe	2,371	2,681
Asia and Pacific	1,220	1,604
Other foreign	822	830
Total revenue	$14,852	$14,759
Export revenue as a percent of total revenue	30%	35%

The Company's export sales are primarily negotiated, invoiced and paid in U.S. dollars, with a portion of sales transactions denominated in foreign currencies.

3.    Revenue
In September 2009, the Financial Accounting Standards Board (“FASB”) amended the accounting standards for revenue recognition to exclude tangible products containing software components and non-software components that function together to deliver the product's essential functionality from the scope of industry specific software revenue recognition guidance. Additionally, the FASB also amended the accounting standards for multiple deliverable revenue arrangements to provide for how the deliverables in an arrangement should be separated including how the consideration should be allocated using the relative selling price method between software and non-software components prior to the application of specific software revenue recognition guidance. This guidance requires an entity to allocate revenue in an arrangement using relative estimated selling prices (“ESP”) of deliverables if a vendor does not have vendor-specific objective evidence of selling price (“VSOE”) or third-party evidence of selling price (“TPE”) and eliminates use of the residual method in such cases.
The Company adopted this accounting guidance at the beginning of its first quarter of 2011 on a prospective basis for applicable transactions originating or materially modified on or after January 1, 2011.
For the year ended December 31, 2010, pursuant to the previous guidance of revenue arrangements with multiple deliverables, the Company allocated revenue to each undelivered element based upon VSOE of fair value and then allocated the residual revenue to the delivered elements.
Pursuant to the new revenue recognition guidance, hardware systems are no longer included in the scope of the software revenue recognition guidance. All other product and service offerings are still within the scope of software revenue recognition guidance. Prior to the new guidance, the Company used the residual method to allocate revenue to hardware systems. Under the new guidance, hardware is now considered a non-software component of the multiple element arrangement and consideration is allocated based on ESP. As such, any discount is allocated to all elements based on the relative selling price of both delivered and undelivered elements. The new accounting guidance for revenue recognition is not expected to have a significant effect on revenue when applied to the Company's multiple element arrangements based on its current go-to-market strategies as sales of hardware systems are not core its strategy due to the existence of VSOE of fair value for the undelivered elements in its product and service offerings.
The new accounting guidance did not have a material impact on the Company's financial position or results of operations for the three months ended March 31, 2011 and does not change the units of accounting for its revenue transactions. Specifically, for product sales that contain software components and non-software components that function together to deliver the product's essential functionality, the difference between applying the relative selling price method to such transactions under the new guidance and the residual method under the previous guidance was insignificant. Undelivered elements are typically software-related services which the Company accounts for utilizing VSOE to determine fair value.
The new accounting standards, if applied to the year ended December 31, 2010, would not have had a material impact on the Company's total revenue for that year.

4.    Research and development
In January 2009, the Company and Toshiba Medical Systems Corporation ("Toshiba") entered into a development agreement under which Toshiba provides funding in support of the Company’s research and development efforts, and the parties work collaboratively to develop and deliver innovative technology advancements for Toshiba’s medical equipment and the Company’s advanced visualization software solutions. Software developed under the agreement is owned by the Company, and intellectual property in either party’s possession that may be useful in the development efforts or that is produced during the development activities is subject to cross-licenses. For payments received under the agreement, the Company’s policy is to offset research and development expense in the period in which the related costs are incurred. The agreement does not provide Toshiba with recourse for payments previously offset against incurred expenses.

Amounts billed by the Company to Toshiba and recognition of offsets to the Company's research and development expense for reimbursement from Toshiba to offset the development costs the Company incurred during the period under the agreement were as follows (in thousands):

	For the Three Months Ended
	March 31,
	2011	2010
Unrecognized balance, beginning of period	$525	$—
Amounts billed to Toshiba	—	481
Offsets recognized	(263)	(241)
Unrecognized balance, end of period	$262	$240

5.     Equity-based compensation
During the three months ended March 31, 2010, the Company initiated a cash tender offer for certain employee stock options in an effort to reduce its stock option overhang. The tender offer expired on March 19, 2010. Pursuant to the tender offer, employees tendered for purchase 360,000 options, and the Company accepted for purchase all such options. As a result, the Company paid an aggregate of $194,000 to the participating employees and incurred equity-based compensation expense of $692,000 related to the remaining unamortized equity-based compensation expense associated with the options tendered in the offer, which is included in total equity-based compensation of $1.5 million for the three months ended March 31, 2010. The tender offer applied to outstanding stock options held by employees with an exercise price equal to or greater than $25.00 per share. The price offered for each eligible stock option was at a discount to its fair value as determined using the Black-Scholes option pricing model.

The following table illustrates how equity-based compensation, including the expense related to the tender offer that expired on March 19, 2010, was allocated to the condensed consolidated statements of operations (in thousands):

	For the Three Months Ended
	March 31,
	2011	2010
Cost of revenue	$60	$137
Sales and marketing	120	430
Research and development	179	414
General and administrative	260	506
Total equity-based compensation expense	$619	$1,487

As of March 31, 2011, $4.5 million of unrecognized compensation expense related to stock options was expected to be recognized over a weighted-average period of 2.6 years. As of March 31, 2011, $176,000 of unrecognized compensation expense related to restricted stock awards was expected to be recognized over a weighted-average period of 2.0 years.
The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. The Black-Scholes option valuation model requires the development of assumptions that are input into the model. These assumptions include the expected stock volatility, the risk-free interest rate, the option's expected life and the dividend yield on the underlying stock.
For purposes of calculating the fair value of options under applicable accounting standards, the weighted-average fair value of options granted was $5.22 and $5.84 for the three months ended March 31, 2011 and 2010, respectively. The weighted-average fair values for the options were based on the fair values on the dates of grant. The fair values for the options were calculated using the Black-Scholes option-pricing model, with the following weighted-average assumptions and expense adjusted using the following expected forfeiture rate assumptions:

	For the Three Months Ended
	March 31,
	2011	2010
Expected option life	3.75 years	3.73 years
Expected volatility factor	44%	46%
Expected dividend yield	—%	—%
Risk-free interest rate	1.67%	1.98%
Expected forfeiture rate	2%	2%

The following table summarizes stock option activity for the three months ended March 31, 2011:

Shares Underlying Options
Total outstanding as of December 31, 2010	2,221,251
Options granted	323,400
Options exercised	(39,874)
Options cancelled	(45,825)
Total outstanding as of March 31, 2011	2,458,952

Options granted during the three months ended March 31, 2011 consisted primarily of the Company's annual grant to employees.
The following table summarizes restricted shares activity for the three months ended March 31, 2011:

Restricted Shares
Total outstanding as of December 31, 2010	18,937
Shares vested	(187)
Total outstanding as of March 31, 2011	18,750

6.    Per share data
Basic earnings per share is computed using net income (loss) and the weighted average number of common shares outstanding. Diluted earnings per share reflect the weighted average number of common shares outstanding plus any potentially dilutive shares outstanding during the period. Potentially dilutive shares consist of shares issuable upon the exercise of stock options and warrants, as well as unvested restricted stock. All common share equivalents are anti-dilutive in periods in which the Company generates a net loss.

The computations for basic and diluted net income (loss) per share are as follows (in thousands, except per share amounts):

	For the Three Months Ended
	March 31,
	2011	2010
Numerator:
Net income (loss)	$43	$(1,092)

Denominator:
Denominator for weighted average common shares outstanding - basic	14,021	14,332
Dilution associated with the Company’s equity-based compensation plans	99	—
Denominator for weighted average common shares outstanding – diluted	14,120	14,332

Net income (loss) per share — basic	$0.00	$(0.08)
Net income (loss) per share — diluted	$0.00	$(0.08)

Antidilutive stock options and restricted stock awards excluded	2,039	2,352

7.    Comprehensive income (loss)
Comprehensive income (loss) includes net income (loss) and items defined as other comprehensive income (loss). The applicable accounting guidance requires that items defined as other comprehensive income (loss), such as unrealized gains and losses on certain marketable securities, be separately classified in the financial statements. Such items are reported in the consolidated statements of stockholders’ equity as comprehensive income (loss).

The components of comprehensive income (loss) were as follows (in thousands):

	For the Three Months Ended
	March 31,
	2011	2010
Net income (loss)	$43	$(1,092)
Other comprehensive income (loss):
Net change in unrealized gain or loss on available-for-sale investments, net of tax	(26)	14
Comprehensive income (loss)	$17	$(1,078)

8.     Fair value measurements
The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2011 and December 31, 2010 (in thousands):

		Fair Value Measurements at March 31, 2011 Using
	Total Carrying Value at	Quoted price in active markets	Significant other observable inputs	Significant unobservable inputs
	March 31, 2011	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market	$58,494	$—	$58,494	$—
Corporate debt	1,500	1,500	—	—
Total cash equivalents	59,994	1,500	58,494	—

Marketable securities:
Corporate debt	23,548	23,548	—	—
Government debt	48,748	48,748	—	—
Total marketable securities	72,296	72,296	—	—
Total cash equivalents and marketable securities	$132,290	$73,796	$58,494	$—

		Fair Value Measurements at December 31, 2010 Using
	Total Carrying Value at	Quoted price in active markets	Significant other observable inputs	Significant unobservable inputs
	December 31, 2010	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market	$79,904	$—	$79,904	$—

Marketable securities:
Corporate debt	26,836	26,836	—	—
Government debt	25,368	25,368	—	—
Total marketable securities	52,204	52,204	—	—
Total cash equivalents and marketable securities	$132,108	$52,204	$79,904	$—
Marketable securities, as well as corporate debt securities included in cash equivalents, measured at fair value using quoted market prices are classified within Level 1 of the valuation hierarchy. Money market instruments included in cash equivalents are valued at net asset value, which generally approximates the current fair value, but since the value is not obtained from a quoted price in an active market, such securities are reflected as Level 2. The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

As of March 31, 2011 and December 31, 2010, the Company’s marketable securities were as follows (in thousands):

	March 31, 2011			December 31, 2010
	Adjusted Cost Basis	Aggregate Fair Value	Net Unrealized Gains	Adjusted Cost Basis	Aggregate Fair Value	Net Unrealized Gains
Corporate debt	$23,486	$23,548	$62	$26,761	$26,836	$75
Government debt	48,703	48,748	45	25,310	25,368	58
	$72,189	$72,296	$107	$52,071	$52,204	$133

As of March 31, 2011 and December 31, 2010, the Company’s gross unrealized gains and losses were as follows (in thousands):

	March 31, 2011			December 31, 2010
	Gross Unrealized Gains	Gross Unrealized (Losses)	Net Unrealized Gains	Gross Unrealized Gains	Gross Unrealized (Losses)	Net Unrealized Gains
Corporate debt	$62	$—	$62	$81	$(6)	$75
Government debt	47	(2)	45	58	—	58
	$109	$(2)	$107	$139	$(6)	$133

The carrying values of available-for-sale securities are at fair value. There were no material realized gains or losses on any investments for the three months ended March 31, 2011 or 2010.

Expected maturities of marketable securities as of March 31, 2011 were as follows (in thousands):

Expected Maturity	Fair Value
Due in one year or less	$50,257
Due in one to two years	22,039
Total marketable securities	$72,296

9.    Deferred revenue
The components of deferred revenue were as follows:

	March 31, 2011	December 31, 2010
Maintenance and support	$13,722	$13,535
Customer education	2,537	2,626
Professional services	671	693
Software	231	209
Hardware and other	384	431
Total deferred revenue	17,545	17,494
Less current portion	(16,554)	(16,409)
Long-term portion of deferred revenue	$991	$1,085

10.    Income taxes
The Company recognized a provision for income taxes of $24,000 for each of the three-month periods ended March 31, 2011 and 2010, relating entirely to foreign income taxes.

As of March 31, 2011 and December 31, 2010, the Company's accrued liabilities included an accrual of $264,000 related to taxes payable for its international operations pending the resolution of certain prior year filings, which the Company considers to be an uncertain tax position. The Company anticipates changes to its uncertain tax position upon resolution of such filings.
Currently, the Company is not able to reasonably estimate the amount by which the liability for unrecognized tax benefits will increase or decrease during the next 12 months as a result of the ongoing income tax authority examinations.
The Company did not have any material unrecognized tax benefits as of March 31, 2011 and December 31, 2010. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision. The Company recorded no interest and penalties during the three months ended March 31, 2011 and 2010 and had no accrued interest and penalties as of March 31, 2011 and December 31, 2010. The Company is no longer subject to U.S. federal tax examinations by tax authorities for tax years before 2007. The Company is open to state tax audits until the applicable statute of limitations expires.

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

12.     Share repurchase program
During 2008, the Company's Board of Directors approved a share repurchase program, which authorized repurchases of shares on the open market of up to $40.0 million, including fees and expenses, of the Company's common stock, which program was completed in February 2009. On March 3, 2009, the Company announced a second share repurchase program, which provided for repurchases on the open market of up to 1.0 million shares of its common stock and was completed in March 2011. On August 4, 2010, the Company announced the Company's current share repurchase program, authorizing repurchases of shares on the open market of up to $20.0 million.

The programs authorize the repurchase of shares from time to time, depending on market conditions. During the three months ended March 31, 2011, the Company completed the second repurchase plan, repurchasing 77,000 shares for $1.0 million, inclusive of fees and expenses, and commenced activity under the current repurchase plan, repurchasing 3,000 shares for $41,000, inclusive of fees and expenses. Since the inception of its first share repurchase program in 2008 and through March 31, 2011, the Company has purchased an aggregate 3.9 million shares of its common stock for $51.9 million through open market transactions. As of March 31, 2011, under the current program, there remained $20.0 million authorized for share repurchases on the open market. Subsequent to March 31, 2011, the Company repurchased 34,000 shares for $450,000. The Company terminated the share repurchase program on April 27, 2011, in conjunction with its execution of a definitive agreement pursuant to which a subsidiary of Toshiba will acquire all of the Company's outstanding shares of common stock for $18.75 per share, or approximately $273 million in the aggregate, through a cash tender offer followed by a merger.

13.    Subsequent event
On April 27, 2011, Toshiba Medical Systems Corporation ("Toshiba") and the Company announced that they have entered into a definitive agreement pursuant to which a subsidiary of Toshiba ("Merger Sub") will acquire all of the outstanding shares of common stock of the Company for $18.75 per share, or approximately $273 million in the aggregate, through a cash tender offer followed by a merger.
Under the terms of the agreement, it is anticipated that Merger Sub will commence a tender offer for all of the outstanding shares of the Company by May 11, 2011.
The closing of the tender offer is conditioned on, among other things, the tender of at least a majority of the outstanding shares of the Company's common stock on a fully diluted basis, required regulatory approvals, including those of the Federal Trade Commission under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, and other customary closing conditions. It is expected that the transaction will close in the second or third quarter of 2011.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive summary
On April 27, 2011, Vital Images, Inc. (also referred to as “we”, “us” and “our”) executed a definitive agreement pursuant to which a subsidiary of Toshiba will acquire all of our outstanding shares of common stock for $18.75 per share, or approximately $273 million in the aggregate, through a cash tender offer followed by a merger.

Our financial results improved during 2010 and into the first quarter of 2011, reflecting a slightly improved economic environment. However, contracted capital spending by U.S. hospitals, continued weakness in the high-end computed tomography ("CT") and picture archiving and communication systems ("PACS") markets, and increased competitive pressure in the advanced visualization market have pressured our results in 2011 as they did in past years. We have mitigated the impact of these negative factors by making strategic investments to expand the range of our market opportunities and through cost-control measures.

Vital Images, Inc. summary results for the three months ended March 31, 2011, were as follows:

•	Revenue increased 1% to $14.9 million, compared to $14.8 million for the first quarter of 2010.

•	Gross margin was 71.1%, compared to 74.9% for the first quarter of 2010.

•	Income before income taxes was $67,000, compared to loss before income taxes of $1.1 million for the first quarter of 2010.

•	Net income was $43,000, or $0.00 per diluted share, compared to net loss of $1.1 million, or ($0.08) per diluted share, for the first quarter of 2010.

Total cash, cash equivalents and marketable securities were $140.5 million as of March 31, 2011, compared to $139.9 million as of December 31, 2010. Working capital (defined as current assets less current liabilities) was $111.4 million as of March 31, 2011, a decrease from $127.2 million as of December 31, 2010. The decrease in working capital during the three months ended March 31, 2011 was primarily due to cash used for purchases of noncurrent marketable securities and repurchases of our common stock during the period.
Critical accounting policies and estimates
Our discussion and analysis of financial condition and results of operations are based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. We have adopted various accounting policies to prepare the Condensed Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States of America. The most significant accounting policies are disclosed in Note 2 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2010. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. We continually evaluate our critical accounting policies and estimates. We discuss our critical accounting estimates in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. We did not have any significant changes in our critical accounting policies or estimates since December 31, 2010.

Results of Operations
The following table sets forth information from our condensed consolidated statements of operations, expressed as a percentage of total revenue.

	For the Three Months Ended
	March 31,
	2011	2010
Revenue:
License fees	36.6%	37.4%
Maintenance and services	58.7	59.7
Hardware	4.7	2.9
Total revenue	100.0	100.0

Cost of revenue:
License fees	5.7	6.2
Maintenance and services	19.5	15.9
Hardware	3.7	3.0
Total cost of revenue	28.9	25.1

Gross profit	71.1	74.9

Operating expenses:
Sales and marketing	31.6	37.1
Research and development	22.5	27.3
General and administrative	17.4	18.4
Total operating expenses	71.5	82.8

Operating loss	(0.4)	(7.9)

Interest income	0.9	0.7
Income (loss) before income taxes	0.5	(7.2)

Provision for income taxes	0.2	0.2

Net income (loss)	0.3%	(7.4)%

Revenue
A comparison of revenue by category is as follows (dollars in thousands):

	For the Three Months Ended
	March 31,
	2011	2010	Change
Revenue:
License fees	$5,440	$5,521	$(81)	(1)%
Maintenance and services	8,715	8,804	(89)	(1)%
Hardware	697	434	263	61%
Total revenue	$14,852	$14,759	$93	1%

License fee revenue
The following table sets forth information on license fee revenue by source (dollars in thousands):

	For the Three Months Ended
	March 31,
	2011	2010	Change
License fee revenue:
Direct and other distributors	$2,144	$1,000	$1,144	114%
Toshiba	3,296	4,521	(1,225)	(27)%
Total license fee revenue	$5,440	$5,521	$(81)	(1)%

Percent of license fee revenue:
Direct and other distributors	39%	18%
Toshiba	61%	82%
Total license fee revenue	100%	100%
The decrease in license fee revenue during the three months ended March 31, 2011, compared to the same period in 2010, was driven primarily by decreased Toshiba license fee revenue, reflecting weakness in the U.S. and international markets for high-end CT equipment. This was offset by increased license fee revenue in the U.S. through our direct channel and other distributors due to increased sales of Vitrea Enterprise Suite.
Maintenance and services revenue (dollars in thousands)

	For the Three Months Ended
	March 31,
	2011	2010	Change
Maintenance and services revenue:
Maintenance and support	$7,309	$7,849	$(540)	(7)%
Customer education	971	573	398	69%
Professional services	435	382	53	14%
Total maintenance and services revenue	$8,715	$8,804	$(89)	(1)%
Maintenance and support revenue decreased for the three months ended March 31, 2011, compared to the same period in 2010, due significantly to a $348,000 decrease in Toshiba billing adjustments relating to historic periods.
Recognition of education revenue is impacted by the amount of license sales in preceding quarters and the timing of education sessions provided to customers. The increase in customer education revenue for the three months ended March 31, 2011, compared to the same period in 2010, was due to the effect of increased U.S. license sales in 2010 compared to 2009, for which education sessions are generally provided up to a year after the sale, as well as the general timing of training sessions provided.
Professional services revenue increased for the three months ended March 31, 2011, compared to the same period in 2010, due to the timing of professional services provided.

The following table sets forth information on maintenance and services revenue by source (dollars in thousands):

	For the Three Months Ended
	March 31,
	2011	2010	Change
Maintenance and services revenue:
Direct and other distributors	$5,540	$5,144	$396	8%
Toshiba	3,175	3,660	(485)	(13)%
Total maintenance and services revenue	$8,715	$8,804	$(89)	(1)%

Percent of maintenance and services revenue:
Direct and other distributors	64%	58%
Toshiba	36%	42%
Total maintenance and services revenue	100%	100%
The increase in maintenance and services revenue from direct and other distributors for the three months ended March 31, 2011, compared to the same period in 2010, was primarily due to an increasing customer base and was driven by increased direct and other distributors license sales in the U.S.
The decrease in maintenance and services revenue from Toshiba for the three months ended March 31, 2011, compared to the same period in 2010, was driven by a $348,000 decrease in Toshiba billing adjustments relating to historic periods and lower software license sales through Toshiba in the U.S. and internationally.
Hardware revenue
Hardware revenue increased 61% to $697,000 for the first quarter of 2011, compared to $434,000 for the first quarter of 2010. Although the hardware we sell is commercially available, the increase in our hardware revenue was also driven by the fact that more hardware is purchased from us in connection with sales of Vitrea Enterprise Suite than in conjunction with sales of Vitrea, which were primarily on a workstation basis. We offer to sell hardware to our customers in conjunction with license sales, and fluctuations are driven by individual customer purchasing preferences. Sales of hardware systems are not core to our strategy, although many customers purchasing our software on an enterprise basis are choosing to also purchase the hardware for their enterprise from us. We expect hardware sales to fluctuate from period to period depending upon the needs and preferences of our customers.

Cost of revenue and gross profit
A comparison of gross profit and gross margin by revenue category is as follows (dollars in thousands):

	For the Three Months Ended
	March 31,
	2011	2010	Change
Gross profit:
License fees	$4,587	$4,604	$(17)	—%
Maintenance and services	5,824	6,457	(633)	(10)%
Hardware	144	(6)	150	n/m
Total gross profit	$10,555	$11,055	$(500)	(5)%

Gross margin:
License fees	84.3%	83.4%
Maintenance and services	66.8%	73.3%
Hardware	20.7%	(1.4)%
Total gross margin	71.1%	74.9%
Fluctuations in license fee gross margin are generally a result of changes in the product and customer mix. Additionally, the mix between domestic and international sales may impact license fee gross margins. License gross margin increased for the three months ended March 31, 2011, compared to the same period in 2010, due primarily to a decrease in fixed amortization expense. This increase was offset in part by the impact of the overall product mix, including increased sales of third party software, which sales generally have lower margins.
Maintenance and services gross margin decreased for the three months ended March 31, 2011, compared to the same period in 2010, due to an increase in services personnel to 65 employees as of March 31, 2011 from 50 as of March 31, 2010. We continue to invest in our maintenance and services capability, which we believe increases customer satisfaction and drives additional sales of our products, but can temporarily lower maintenance and service gross margins. Maintenance and support revenue included Toshiba billing adjustments relating to historic periods of $90,000 and $438,000 for the three months ended March 31, 2011 and 2010, respectively, for which there were no incremental costs.
Hardware gross margins increased for the three months ended March 31, 2011, compared to the same period in 2010, due to variability in pricing during the periods. Variances in gross margin for hardware are expected, as hardware sales are not a substantial part of the sales strategy.

Operating expenses
The following is a comparison of operating expenses as a percent of revenue, as well as the percent change in total expense:

	Percent of Revenue for the Three Months Ended		Percent Change in Expense for the Three Months Ended
	March 31,		March 31,
	2011	2010	2010 to 2011
Operating expenses:
Sales and marketing	31.6%	37.1%	(14)%
Research and development	22.5	27.3	(17)%
General and administrative	17.4	18.4	(5)%
Total operating expenses	71.5%	82.8%	(13)%
Sales and marketing
Sales and marketing expenses were as follows (dollars in thousands):

	For the Three Months Ended
	March 31,
	2011	2010	Change
Salaries, benefits and bonuses	$2,143	$2,132	$11	1%
Commissions	597	517	80	15%
Travel, meals and entertainment	531	657	(126)	(19)%
Overhead and other expenses	519	584	(65)	(11)%
Trade shows and advertising	513	607	(94)	(15)%
Depreciation	161	332	(171)	(52)%
Equity-based compensation	120	430	(310)	(72)%
Outside services and consulting	111	220	(109)	(50)%
Total	$4,695	$5,479	$(784)	(14)%
Sales and marketing expense decreased for the three months ended March 31, 2011, compared to the same period in 2010. Equity-based compensation decreased due to the reduction in options outstanding subsequent to the tender offer for certain employee stock options in March 2010, described in the “Tender offer for certain employee stock options” section below. Depreciation expense decreased as certain assets became fully depreciated. Additionally, we decreased our utilization of consultants for the three months ended March 31, 2011, compared to the same period in 2010. Travel, meals and entertainment and overhead and other expenses decreased for the three months ended March 31, 2011, due to a general reduction in travel, as well as lower headcount, which consisted of 62 sales and marketing personnel as of March 31, 2011, compared to 66 at March 31, 2010. These decreases were partially offset by increased commissions expense due to increased direct and other distributor sales.
We will continue to manage our sales and marketing expenses based on market conditions and business opportunities.

Research and development
Research and development expenses were as follows (dollars in thousands):

	For the Three Months Ended
	March 31,
	2011	2010	Change
Salaries, benefits and bonuses	$2,427	$2,720	$(293)	(11)%
Overhead and other expenses	593	665	(72)	(11)%
Outside services and consulting	294	309	(15)	(5)%
Equity-based compensation	179	414	(235)	(57)%
Depreciation	106	163	(57)	(35)%
Development reimbursement	(263)	(241)	(22)	9%
Total	$3,336	$4,030	$(694)	(17)%
The decrease in research and development expenses for the three months ended March 31, 2011, compared to the same period in 2010, resulted primarily from lower headcount, which consisted of 72 research and development personnel as of March 31, 2011, compared to 87 at March 31, 2010. Equity-based compensation decreased due to the reduction in options outstanding subsequent to the tender offer for certain employee stock options in March 2010.
We will continue to devote resources to develop applications and solutions to improve the cost, quality and accessibility of health care.
General and administrative
General and administrative expenses were as follows (dollars in thousands):

	For the Three Months Ended
	March 31,
	2011	2010	Change
Salaries, benefits and bonuses	$1,170	$1,127	$43	4%
Overhead and other expenses	554	554	—	—%
Equity-based compensation	260	506	(246)	(49)%
Accounting, auditing and legal fees	422	389	33	8%
Consulting	179	146	33	23%
Total	$2,585	$2,722	$(137)	(5)%
General and administrative expenses decreased during the three months ended March 31, 2011, compared to the same period in 2010, due primarily to decreased equity-based compensation expense as fewer options remained outstanding subsequent to the tender offer for certain employee stock options. We had 40 and 38 general and administrative personnel as of March 31, 2011 and 2010, respectively.
We will continue to manage our general and administrative expenses relative to changes in the business.
Tender offer for certain employee stock options
During the three months ended March 31, 2010, we initiated a cash tender offer for certain employee stock options in an effort to reduce the number of our stock options outstanding. The tender offer expired on March 19, 2010. Pursuant to the tender offer, employees tendered for purchase 360,000 options, and we accepted for purchase all such options. As a result, we paid an aggregate of $194,000 to the participating employees and incurred an equity-based compensation expense of $692,000 related to the remaining unamortized equity-based compensation expense associated with the options tendered in the offer. The tender offer applied to outstanding stock options held by employees with an exercise price equal to or greater than $25.00 per share. The price offered for each eligible stock option was at a discount to its fair value, as determined using the Black-Scholes option pricing model.
Interest income
We generated $128,000 of interest income in the first quarter of 2011, compared to $108,000 in the first quarter of 2010. The increase for the three months ended March 31, 2011, compared to the same period in 2010, was due to increased investment in corporate commercial paper.

Income taxes
We recognized a provision for income taxes of $24,000 for each of the three-month periods ended March 31, 2011 and 2010, relating entirely to foreign income taxes.

Liquidity and capital resources
The following table sets forth certain relevant measures of our liquidity and capital resources (in thousands):

	March 31, 2011	December 31, 2010
Cash and cash equivalents	$68,225	$87,697
Marketable securities - current	50,257	46,519
Marketable securities - noncurrent	22,039	5,685
Cash, cash equivalents and marketable securities	$140,521	$139,901

Working capital	$111,427	$127,222

Debt	$—	$—
The increase in our cash, cash equivalents and marketable securities as of March 31, 2011, compared to December 31, 2010, resulted from cash from operating activities, offset by cash used in repurchases of our common stock. The decrease in our working capital as of March 31, 2011, compared to December 31, 2010, was primarily due to cash used for purchases of noncurrent marketable securities. As of March 31, 2011, our marketable securities consist of U.S. government obligations and corporate commercial obligations.
We believe our existing cash and investments will satisfy our foreseeable working capital requirements for at least the next 12 months. Additionally, we believe our liquidity and balance sheet position enable us invest in our enterprise solution and marketing strategy while still remaining well positioned to pursue strategic acquisition opportunities if and when they emerge.
Summary of Cash Flows
A summary of cash flows is as follows (in thousands):

	For the Three Months Ended
	March 31,
	2011	2010
Cash provided by (used in):
Operating activities	$1,512	$(104)
Investing activities	(20,514)	(230)
Financing activities	(470)	1,138
Net change in cash and cash equivalents	$(19,472)	$804
Operating activities
Net cash provided by operating activities increased $1.6 million for the three months ended March 31, 2011 to $1.5 million, compared to cash used in operating activities of $104,000 for the same period in 2010, due to a $1.1 million change in net income (loss) and a $1.7 million increase in cash provided by changes in operating assets and liabilities, offset by a $1.2 million decrease in cash used in non-cash operating items.

The increase of changes in operating assets and liabilities of $1.7 million for the three months ended March 31, 2011, compared to the same period in 2010, was primarily due to the timing of receipts and payments in the ordinary course of business. A $1.1 million source of cash resulted from the change in accounts receivable for the three months ended March 31, 2011, compared to a $938,000 use of cash for the same period in 2010. Changes in the accounts receivable balances each period resulted primarily from the amount and timing of sales within the quarter and the timing of receipts from large enterprise transactions and channel partners. Our days' sales outstanding (calculated by dividing ending net accounts receivable by revenue per day) was 80 days as of March 31, 2011, compared to 81 days as of March 31, 2010. A $1.4 million use of cash resulted from changes in accounts payable, accrued expenses and other liabilities for the three months ended March 31, 2011, compared to a $1.0 million use of cash for the same period in 2010. Changes in the accounts payable, accrued expenses and other liabilities balances each period are primarily affected by purchases in the last quarter of the respective reporting period and the timing of payments to vendors. A $51,000 source of cash resulted from the change in deferred revenue for the three months ended March 31, 2011, compared to a $318,000 source of cash for the same period in 2010. Changes in the deferred revenue balances each period are primarily affected by sales for the preceding four quarters and the timing of services provided.

Non-cash operating expenses decreased by $1.2 million to $1.3 million for the three months ended March 31, 2011, compared to the same period in 2010. The changes primarily resulted from an $868,000 decrease in equity-based compensation expense due to fewer options outstanding subsequent to the tender offer in March 2010, a $212,000 decrease in depreciation expense as certain assets became fully depreciated, and a $191,000 decrease in the provision for doubtful accounts resulting from changes in the estimated collectability of outstanding accounts receivable.

Investing activities
Net cash used in investing activities was $20.5 million for the three months ended March 31, 2010, compared to cash used in investing activities of $230,000 for the same period in 2010.

We used $38.0 million to purchase investments in marketable securities during the three months ended March 31, 2011. We realized $17.7 million of proceeds from maturities and sales of marketable securities for the three months ended March 31, 2011. No marketable securities were purchased and none matured or was sold during the three months ended March 31, 2010. As of March 31, 2011, the marketable securities consisted of U.S. government obligations and corporate commercial obligations.

We used $264,000 and $230,000 for purchases of property and equipment for the three months ended March 31, 2011 and 2010, respectively. The purchases for both periods were principally to upgrade computer equipment. We anticipate that we will continue to purchase property and equipment in the normal course of business. The amount and timing of these purchases and the related cash outflows in future periods are difficult to predict and depend on a number of factors, including the hiring of employees and the rate of change of computer hardware.

Financing activities
Cash used in financing activities totaled $470,000 and cash provided by financing activities totaled $1.1 million for the three months ended March 31, 2011 and 2010, respectively. The primary use of cash for the three months ended March 31, 2011 was for the repurchase our common stock under our share repurchase programs. The primary source of cash for the three months ended March 31, 2010 was from the sale of common stock under our stock plans.

We have never paid or declared any dividends and do not intend to pay dividends in the foreseeable future.
Off-balance-sheet arrangements
We did not have any off-balance sheet arrangements as of March 31, 2011 or December 31, 2010.
Other purchase commitments
We had no significant outstanding purchase commitments as of March 31, 2011. We have entered into a number of technology licensing agreements that provide for the payment of royalties when we sell our software products; we are not obligated for any minimum payments under such agreements.
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
Factors that may impact forward-looking statements include, among others, our abilities to maintain the technological competitiveness of our current products, develop new products, successfully market our products, respond to competitive developments, develop and maintain partnerships with providers of complementary technologies, identify and close mergers and acquisitions, manage our costs and the challenges that may come with growth of our business, and attract and retain qualified sales, technical and management employees. We are also affected by the growth and regulation of the medical technology industry, including the acceptance of advanced visualization by hospitals, clinics, and universities, product clearances and approvals by the United States Food and Drug Administration and similar regulatory bodies outside the United States, and reimbursement and regulatory practices by Medicare, Medicaid, and private third-party payer organizations. We are also affected by other factors identified in our filings with the Securities and Exchange Commission, some of which are set forth in the section entitled “Item 1A.Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010 and in the section entitled “Item 1A.Risk Factors” in this Quarterly Report on Form 10-Q (and many of which we have discussed in prior filings). Although we have attempted to list comprehensively these important factors, we also wish to caution investors that other factors may prove to be important in the future in affecting our operating results. New factors emerge from time to time, and it is not possible for us to predict all of these factors, nor can we assess the impact each factor or combination of factors may have on our business.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk
For information regarding our exposure to certain market risks, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, which is hereby incorporated herein. There have been no material changes in the financial instruments or market risk exposures from the amounts and descriptions disclosed therein.

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
Changes in internal control over financial reporting
There were no changes in internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.    Legal Proceedings
None.

Item 1A.    Risk Factors
The discussion of our business and operations included in this Quarterly Report on Form 10-Q should be read together with the risk factors described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010. They describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties, together with other factors described elsewhere in this report, have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. There have been no material changes to the risk factors described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010, except as described below. New risks may emerge at any time, and we cannot predict those risks or estimate the extent to which they may affect financial performance.

Pending Acquisition by Toshiba Medical Systems Corporation
On April 27, 2011, we entered into an Agreement and Plan Merger (the “Merger Agreement”) with Toshiba Medical Systems Corporation (“Toshiba”) and Magenta Corporation, a wholly owned subsidiary of Toshiba (“Merger Sub”), for the acquisition of the Company by Merger Sub. Pursuant to the terms of the Merger Agreement, Merger Sub could acquire all of the issued and outstanding shares of our common stock for $18.75 per share, or approximately $273 million in the aggregate, through a cash tender offer followed by a merger. The proposed transactions, whether or not consummated, may result in a diversion of management's attention from day-to-day operations, a loss of key personnel and a disruption of our operations. The proposed transaction may also affect our relationships with third parties, including customers and suppliers. The Merger Agreement imposes customary restrictions on the conduct of our business outside of the ordinary course prior to the closing of the transactions contemplated by the Merger Agreement or the termination of the Merger Agreement, which may also adversely affect our ability to manage our operations effectively in light of changes in economic or market conditions or to execute our business strategy. Additionally, litigation is common in connection with acquisitions of publicly traded companies like our company. As a result, we and our directors or officers may become parties to lawsuits relating to the proposed transactions, which, even if these suits are without merit, could be time consuming, expensive and divert the attention of our management from the operation of our business. If we experience the potential consequences of any of the foregoing risk factors, our results of operations, financial condition and prospects could be materially and adversely affected.

The proposed transactions are subject to customary closing conditions, including, among others, the tender of at least a majority of the outstanding shares of our common stock on a fully diluted basis in the tender offer and required regulatory approvals, including those of the Federal Trade Commission under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. The Merger Agreement contains certain termination rights of Toshiba and the Company and provides that, upon the termination of the Merger Agreement under specified circumstances, the Company will be required to pay Toshiba a termination fee of $8.2 million or, under different circumstances, a termination fee of one-half of such amount. If we are required to pay a termination fee pursuant to the Merger Agreement, including in the event that we do not complete an alternative change-in-control transaction, our results of operations and financial position could be materially and adversely affected.

We cannot predict whether or when the proposed transactions set forth in the Merger Agreement will be completed. Any delay in the consummation of the proposed transactions could exacerbate the impact of the risks associated with the proposed transactions, if they were to occur. If the proposed transactions are not completed or are delayed for any reason, the market price of our common stock may decline.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
c)     The following table presents information with respect to purchases of Vital Images, Inc. common stock made during the quarter ended March 31, 2011 by us or our “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number and Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2011	7,515	$13.18	7,515	69,937 shares and $20.0 million
February 1-28, 2011	1,103	$13.24	1,103	68,834 shares and $20.0 million
March 1-31, 2011	71,896	$12.93	71,896	$20.0 million
	80,514	$12.96	80,514	$20.0 million

During 2008, our Board of Directors approved a share repurchase program, which authorized repurchases of shares on the open market of up to $40.0 million, including fees and expenses, of our common stock, which program was completed in February 2009. On March 3, 2009, we announced a second share repurchase program, which provided for repurchases on the open market of up to 1.0 million shares of our common stock and was completed in March 2011. On August 4, 2010, we announced our current share repurchase program, authorizing repurchases of shares on the open market of up to $20.0 million.

The programs authorize the repurchase of shares from time to time, depending on market conditions. During the three months ended March 31, 2011, we completed the second repurchase plan, repurchasing 77,000 shares for $1.0 million, inclusive of fees and expenses, and commenced activity under the current repurchase plan, repurchasing 3,000 shares for $41,000, inclusive of fees and expenses. Since the inception of our first share repurchase program in 2008 through March 31, 2011, we have purchased an aggregate 3.9 million shares of our common stock for $51.9 million through open market transactions. As of March 31, 2011, under the current program, there remained $20.0 million authorized for share repurchases on the open market. Subsequent to March 31, 2011, we repurchased 34,000 shares for $450,000. We terminated the share repurchase program on April 27, 2011, in conjunction with our execution of a definitive agreement pursuant to which a subsidiary of Toshiba will acquire all of our outstanding shares of common stock for $18.75 per share, or approximately $273 million in the aggregate, through a cash tender offer followed by a merger.

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

VITAL IMAGES, INC.
Date:	May 9, 2011	/s/ Peter J. Goepfrich
Peter J. Goepfrich
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)